Form 10-Q
period 2021-09-30
Digital World Acquisition Corp.
filed 2021-11-22
CIK 1849635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40779

Digital World Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-4293042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 SW 7th Street Miami, Florida 33130
(Address of Principal Executive Offices, including zip code)

(305) 735-1517
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, and one-half of one redeemable warrant	DWACU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	DWAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	DWACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

◻ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ◻

As of November 22, 2021, there were 30,027,234 shares of Class A common stock and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DIGITAL WORLD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL WORLD ACQUISITION CORP.

BALANCE SHEET

September 30, 2021

(unaudited)

ASSETS
Current assets
Cash	$1,494,632
Total Current Assets	1,494,632

Cash Held in Trust Account	293,250,902
TOTAL ASSETS	$294,745,534

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued offering costs	$54,075
Due to related party	11,000
Franchise tax payable	149,042
Total Current Liabilities	214,117

Deferred underwriter fee payable	10,062,500
TOTAL LIABILITIES	10,276,617

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized; 28,750,000 shares outstanding, at redemption value	293,250,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,750,000 shares subject to redemption	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 issued and outstanding	719
Additional paid-in capital	—
Accumulated deficit	(8,781,929)
Total Stockholders' Deficit	(8,781,083)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$294,745,534

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Formation and operating costs	$11,030	$12,255
Franchise tax expense	149,042	149,042
Loss from operation costs	(160,072)	(161,297)
Other income and expenses:
Interest earned on cash held in Trust Account	902	902
Net loss	$(159,170)	$(160,395)

Weighted average shares outstanding of Class A common stock	7,259,331	2,428,673
Basic and diluted net income per Class A common stock	$(0.01)	$(0.02)
Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500
Basic and diluted net income per Class B common stock	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.

STATEMENT OF CHANGES STOCKHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	—	—	—	—	—	—
Issuance of Class B common stock to sponsor (1) (2)	—	$—	$7,187,500	$719	$24,281	$—	$25,000
Net loss	—	—	—	—		(485)	(485)
Balance – March 31, 2021	—	—	7,187,500	719	24,281	(485)	24,515
Net loss	—	—	—	—	—	(740)	(740)
Balance – June 30, 2021 (unaudited)	—	—	7,187,500	719	24,281	(1,225)	23,775
Net loss	—	—	—	—	—	(159,170)	(159,170)
Class A common stock accretion to redemption value	—	—	—	—	(12,796,508)	(7,184,020)	(19,980,528)
Issuance of Class A common stock to investor	1,133,484	113	—	—	11,334,727	—	11,334,840
Issuance of Class A common stock to representative	143,750	14	—	—	1,437,500	(1,437,514)	—
Balance – September 30, 2021 (unaudited)	1,277,234	$127	7,187,500	$719	$—	$(8,781,929)	(8,781,083)

(1)  The shares and the associated amounts have been retroactively restated to reflect the three-for-one stock split on July 1, 2021.

(2)  On September 2, 2021, the Sponsor surrendered an aggregate of 1,437,500 shares of Class B common stock for no consideration, resulting in an aggregate of 7,187,500 shares of Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.

STATEMENT OF CASH FLOWS

Nine Months Ended
September 30,
2021
Cash flows from operating activities:
Net loss	$(160,395)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(902)
Changes in operating assets and liabilities:
Accrued expenses	54,075
Due to related party	11,000
Franchise tax payable	149,042
Net cash provided by operating activities	52,820

Cash flows from investing activities:
Investment of cash in Trust Account	(293,250,000)
Net cash used in investing activities	(293,250,000)

Cash flows from financing activities:
Proceeds from sale of Units	287,500,000
Proceeds from sale of private placement warrants	11,334,840
Proceeds from Sponsor note	223,557
Repayment of Sponsor note	(223,557)
Due from Sponsor	(1,702,958)
Payment of due from Sponsor	1,702,958
Payment of offering costs	(4,168,028)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Net cash provided by financing activities	294,691,812

Net change in cash	1,494,632
Cash at beginning of period	—
Cash at end of period	$1,494,632

Non-cash investing and financing activities:
Initial classification of shares of Class A common stock subject to possible redemption	$293,250,000
Deferred underwriting fee payable	$10,062,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Digital World Acquisition Corp. (the “Company”) is a blank check company incorporated in the State of Delaware on December 11, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on middle-market emerging growth technology-focused companies in the Americas, in the SaaS and Technology or Fintech and Financial Services sector.

At September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public Offering (“Initial Public Offering”), which is described below and the search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and the concurrent Private Placement (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2021 (the “Registration Statement”). On September 8, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $287,500,000, and incurred offering costs of $15,668,029, consisting of deferred underwriting commissions of $10,062,500 (see Note 3), fair value of the representative shares (as defined in Note 7) of $1,437,500 and other offering costs of $4,168,029. The Units sold in the Initial Public Offering included Units that were subject to a 45-day option granted to the underwriter to purchase up to an additional 3,750,000 Units at the Initial Public Offering price to cover over-allotment, which was exercised in full in connection with the consummation of the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,133,484 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement (“Private Placement”) to the Company’s sponsor, ARC Global Investments II LLC (the “Sponsor”), generating gross proceeds of $11,334,840, which is described in Note 4.

Following the closing of the Initial Public Offering on September 8, 2021, an amount of $293,250,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (“Amended and Restated Certificate of Incorporation”) (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or certain amendments to its Amended and Restated Certificate of Incorporation prior thereto or to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period (subject to the requirements of applicable law).

DIGITAL WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination, unless otherwise required by applicable law, regulation or stock exchange rules.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the shares of Class A common stock classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. Because of the redemption feature noted above, the shares of Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

DIGITAL WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

ARC Global Investments II LLC (the “Sponsor”), the Company’s officers and directors have agreed (a) to vote any shares of Class B common stock of the Company (the “Founder Shares”), the shares of Class A common stock included within the Placement Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) waive their redemption rights with respect to any Founder Shares, Private Shares held by them and any Public Shares purchased during or after the Initial Public Offering in connection with the completion of the Business Combination, (c) not to waive their redemption rights with respect to any Founder Shares, Private Shares held by them and any Public Shares purchased during or after the Initial Public Offering in connection with a stockholder vote to approve an amendment to the Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or certain amendments to its Amended and Restated Certificate of Incorporation prior thereto or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Shares held by them if the Company fails to complete its initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period. The Company’s anchor investors have agreed to (1) vote any Founder Shares held by them in favor of the initial Business Combination, (2) waive their redemption rights with respect to any Founder Shares held by them in connection with the completion of the Company’s initial Business Combination, and (3) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete its initial Business Combination within the Combination Period.

The Company will have until September 8, 2022 (or up to March 8, 2023 if the Company extends the time to complete a Business Combination) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less $10.20.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.20 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

DIGITAL WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan. In November 2021, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2022, which loans will be non-interest bearing, unsecured and will be payable upon the the consummation of a Business Combination.

Based on the foregoing, management believes that the Company has sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial Business Combination.

Proposed Business Combination

On October 20, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DWAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Trump Media & Technology Group Corp., a Delaware corporation (“TMTG”), ARC Global Investments II, LLC, a Delaware limited liability company, in the capacity as the representative for certain stockholders of the Company, and TMTG’s Chief Legal Officer, in the capacity as the representative for stockholders of TMTG (see Note 8).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 8, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 16, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

DIGITAL WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. These costs were charged to stockholders’ equity upon the completion of the Initial Public Offering. On September 8, 2021, offering costs in the aggregate of $15,668,029 were charged to stockholders’ equity (consisting of deferred underwriting commission of $10,062,500, fair value of the representative shares of $1,437,500 and other cash offering costs of $4,168,029).

Class A Common Stock Subject to Possible Redemption

As discussed in Note 3, all of the 28,750,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

DIGITAL WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2021 or December 31, 2020, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share". Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income loss per share of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income loss per common share as the redemption value approximates fair value.

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

DIGITAL WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. INITIAL PUBLIC OFFERING

On September 8, 2021, the Company consummated its Initial Public Offering of 28,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000.

Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 7).

As of September 8, 2021, the Company incurred offering costs of approximately $15,668,029, consisting of deferred underwriting commissions of $10,062,500, fair value of representative shares of $1,437,500 and other offering costs of $4,168,029.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,133,484 Placement Units at a price of $10.00 per Placement Unit (or $11,334,840 in the aggregate). The Sponsor transferred $13,203,590 to the Trust Account on September 8, 2021. The excess proceeds over the proceeds of the Private Placement were transferred to the Company’s operating account and returned to the Sponsor.

The proceeds from the sale of the Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except that the Placement Units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of the initial Business Combination except to permitted transferees and are entitled to registration rights. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the warrants included in the Placement Units (the “Placement Warrants”) will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Class B Common stock

During the period ended September 30, 2021, the Company issued an aggregate of 8,625,000 shares of Class B common stock or Founder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On July 2, 2021, the Sponsor transferred 10,000 Founder Shares to its Chief Financial Officer and 7,500 Founder Shares to each of its independent directors. On September 2, 2021, the Sponsor surrendered to the Company an aggregate of 1,437,500 shares of Class B common stock for cancellation for no consideration, resulting in an aggregate of 7,187,500 shares of Class B common stock issued and outstanding. The number of Founder Shares issued represented 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities). All shares and associated amounts have been retroactively restated to reflect the surrender of these shares.

DIGITAL WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

With certain limited exceptions, the shares of Class B common stock are not transferable, assignable by the Sponsor until the earlier to occur of: (A) six months after the completion of the Company’s initial Business Combination and (B) subsequent to the Company’s initial Business Combination, (x) if the reported last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Placement Units, Placement Shares, Placement Warrants and the Class A common stock underlying the Placement Warrants, will not be transferable, assignable or saleable by the Sponsor or its permitted transferees until 30 days after the completion of the initial Business Combination.

Promissory Note — Related Party

On December 11, 2020, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, of which $0 was outstanding under the note as of September 30, 2021. The note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering.

Administrative Services Arrangement

An affiliate of the Sponsor has agreed, commencing from the date when the Company’s Registration Statement was declared effective through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $15,000 per month for these services. $11,000 of expense was recorded for the three and nine months ended September 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. In November 2021, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2022, which loans will be non-interest bearing, unsecured and will be payable upon the the consummation of a Business Combination.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, the holders of representative shares as well as the holders of the Placement Units (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, are entitled to registration rights pursuant to an agreement signed on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriters and/or their

DIGITAL WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.

Underwriting Agreement

The underwriters purchased the 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters are entitled to a cash underwriting discount of: (i) one point twenty-five percent (1.25%) of the gross proceeds of the Initial Public Offering, or $3,593,750, with the underwriters’ over-allotment having been exercised in full; (ii) zero point five percent (0.50%) of the total number of shares of Class A common stock issued in the Initial Public Offering, or 143,750 shares of Class A common stock. In addition, the underwriters are entitled to a deferred underwriting commissions of three point five percent (3.50%) of the gross proceeds of the Initial Public Offering, or $10,062,500 upon closing of the Business Combination. The deferred underwriting commissions will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Right of First Refusal

Subject to certain conditions, the Company granted the underwriter, for a period of 24 months after the date of the consummation of the Business Combination, a right of first refusal to act as sole book runner, and/or sole placement agent, at the representative’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the effective date of the Registration Statement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 8, 2021, the Company issued 143,750 shares of Class A common stock (“representative shares”) to the underwriter. The Company accounts for the representative shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity, at an estimated fair value of $1,437,500.  At September 30, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding that are subject to possible redemption, and accordingly, such share have been classified outside of permanent equity. At September 30, 2021, there were 1,277,234 shares of Class A common stock included in stockholders’ equity.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On September 2, 2021, the Sponsor surrendered an aggregate of 1,437,500 shares of Class B common stock for cancellation for no consideration. At September 30, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding, of which 1,650,000 shares were transferred to qualified institutional buyers. The shares of Class B Common Stock held by the Sponsor, officers and directors of the Company and institutional buyers represent 20% of the issued and outstanding shares after the Initial Public Offering (assuming those initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares). Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to certain adjustments.

Warrants — The warrants will become exercisable 30 days after the consummation of a Business Combination. The warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

DIGITAL WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of Class A common stock issuable upon exercise of the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

Once the warrants become exercisable, the Company may redeem the warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities, for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

DIGITAL WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Private Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the Public Warrants and may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination and will be entitled to registration rights..

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up to the date the Company issued the financial statements. Based upon this review, except as noted below the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 20, 2021, Company, entered into the Merger Agreement with Merger Sub, TMTG, the Sponsor in the capacity as the representative for certain stockholders of the Company, and TMTG’s Chief Legal Officer, in the capacity as the representative for stockholders of TMTG. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into TMTG (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with TMTG continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, (i) all shares of TMTG common stock (together, “TMTG Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than those properly exercising any applicable dissenters rights under Delaware law) will be converted into the right to receive the Merger Consideration (as defined below); (ii) each outstanding option to acquire shares of TMTG common stock (whether vested or unvested) will be assumed by the Company and automatically converted into an option to acquire shares of the Company common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of TMTG common stock into the Merger Consideration and (iii) each outstanding restricted stock unit of TMTG shall be converted into a restricted stock unit relating to shares of the Company’s common stock. At the Closing, the Company will change its name to “Trump Media & Technology Group Corp.”

The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of TMTG Stock as of immediately prior to the Effective Time (“TMTG Stockholders” and, together with the holders of TMTG options and restricted stock units immediately prior to the Effective Time, the “TMTG Security Holders”) will be an amount equal to $875,000,000, subject to adjustments for TMTG’s closing debt, net of cash and unpaid transaction expenses (the “Merger Consideration”), plus the additional contingent right to receive certain earnout shares after the Closing. The Merger Consideration to be paid to TMTG Stockholders will be paid solely by the delivery of new shares of the Company’s common stock, with each valued at the price per share at which each share of the Company’s common stock is redeemed or converted pursuant to the redemption by the Company of its public stockholders in connection with the Company’s initial Business Combination, as required by the Company’s Amended and Restated Certificate of Incorporation, by-laws and the Company’s Initial Public Offering prospectus. The Merger Consideration will be subject to a post-Closing true up 90 days after the Closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Digital World Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ARC Global Investments II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans, objectives of management for future operations and the proposed Transactions with TMTG (as described below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 8, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 11, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the private placement units (the “Private Placement Units”), our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Proposed Business Combination

On October 20, 2021, the Company entered into the Merger Agreement with Merger Sub, TMTG, the Sponsor in the capacity as the representative for certain stockholders of the Company, and TMTG’s Chief Legal Officer, in the capacity as the representative for stockholders of TMTG. Subject to the terms and conditions set forth therein, (i) upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into TMTG (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with TMTG continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, (i) all shares of TMTG common stock (together, “TMTG Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than those properly exercising any applicable dissenters rights under Delaware law) will be converted into the right to receive the Merger Consideration; (ii) each outstanding option to acquire shares of TMTG common stock (whether vested or unvested) will be assumed by the Company and automatically converted into an option to acquire shares of the Company common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of TMTG common stock into the Merger Consideration and (iii) each outstanding restricted stock unit of TMTG shall be converted into a restricted stock unit relating to shares of the Company’s common stock. At the Closing, the Company will change its name to “Trump Media & Technology Group Corp.”.

The aggregate Merger Consideration to be paid pursuant to the Merger Agreement to the TMTG Stockholders as of immediately prior to the Effective Time will be an amount equal to $875,000,000, subject to adjustments for TMTG’s closing debt, net of cash and unpaid transaction expenses, plus the additional contingent right to receive certain earnout shares after the Closing. The Merger Consideration to be paid to TMTG Stockholders will be paid solely by the delivery of new shares of the Company’s common stock, with each valued at the price per share at which each share of the Company’s common stock is redeemed or converted pursuant to the redemption by the Company of its public stockholders in connection with the Company’s initial Business Combination, as required by the Company’s Amended and Restated Certificate of Incorporation and by-laws and the Company’s Initial Public Offering prospectus. The Merger Consideration will be subject to a post-Closing true up 90 days after the Closing.

The Merger Agreement contains a number of representations and warranties by each of the Company and TMTG as of the date of the Merger Agreement and as of the date of the Closing. Each party agreed in the Merger Agreement to use its commercially reasonable efforts to effect the Closing. The Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Merger Agreement and the earlier of the Closing or the termination of the Merger Agreement.

Consummation of the Transactions is subject to customary conditions of the respective parties, including the approval of the Transactions by the Company’s stockholders in accordance with the Company’s Amended and Restated Certificate of Incorporation and the completion of a redemption offer whereby the Company will be providing its public stockholders with the opportunity to redeem their shares of Class A common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Company’s Trust Account.

Simultaneously with the execution of the Merger Agreement, the majority stockholder of TMTG entered into a voting agreement (the “Voting Agreement”) with the Company and TMTG. Under the Voting Agreement, the TMTG Stockholder agreed to vote all of his shares of TMTG Stock in favor of the Merger Agreement and related transactions and to otherwise take certain other actions in support of the Merger Agreement and related transactions and the other matters submitted to the TMTG Stockholders for their approval.

Upon Closing, (i) certain senior executive officers of TMTG who own shares of TMTG and (ii) stockholders of TMTG who own more than 10% of the issued and outstanding shares of TMTG Stock immediately prior to the Effective Time (each, a “Significant Stockholder”) shall entered into a Lock-Up Agreement with the Company and the Sponsor (each, a “Lock-Up Agreement”). Pursuant to the Lock-Up Agreement, with respect to the shares received as merger consideration, each Significant Stockholder shall agree not to, during the period commencing from the Closing and ending on the earliest of (a) the six-month anniversary of the Closing, (b) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing and (c) the date that the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company stockholders having the right to exchange their equity holdings in the Company for cash, securities or other property: (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the restricted securities, or (iii) publicly disclose the intention to do any of the foregoing.

The Merger Agreement and related agreements are further described in the Form 8-K, filed by the Company on October 26, 2021. The Company intends to file with the SEC a registration statement on Form S-4 (as amended, the “Form S-4”), which will include a preliminary proxy statement of the Company, and a prospectus in connection with the proposed Transactions. For additional information regarding the Merger Agreement and the Transactions contemplated therein, including a discussion of risks and uncertainties associated with the Merger and TMTG, please see the Form S-4 which the company intends to file after the filing of this Quarterly Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering and the search for targets for our initial Business Combination, including the proposed Merger with TMTG. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence in connection with our search for targets for our initial Business Combination.

For the three months ended September 30, 2021, we had a net loss of $159,170, which consists primarily of franchise tax expense of $149,042.

For the nine months ended September 30, 2021, we had a net loss of $160,395, which consists primarily of franchise tax expense of $149,042.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from our Sponsor.

On September 8, 2021, we consummated the Initial Public Offering of 28,750,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 1,133,484 Placement Units at a price of $10.00 per Placement Unit in a private placement to our Sponsor, generating gross proceeds of $11,334,840.

Following the Initial Public Offering and the sale of the Placement Units, a total of $293,250,000 was placed in a U.S.-based trust account (“Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee. We incurred $15,668,029 in transaction costs, including $3,593,750 of underwriting fees, $10,062,500 of deferred underwriting fees, fair value of representative shares of $1,437,500 and $574,279 of other offering costs.

For the nine months ended September 30, 2021, cash provided by operating activities was $52,820. Net loss of $160,395 was offset by changes in franchise tax payable and accrued expenses.

As of September 30, 2021, we had cash of $293,250,902 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $1,494,632 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units. In November 2021, our Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2022, which loans will be non-interest bearing, unsecured and will be payable upon the the consummation of a Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Management believes that the Company has sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $15,000 for office space, administrative and support services to us. We will incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed interim balance sheets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our final prospectus dated September 2, 2021 and filed with the SEC on September 8, 2021. Risks associated with the Merger and TMTG will be more fully discussed in the Form S-4 that the Company intends to file after the filing of this Quarterly Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On September 8, 2021, we consummated our Initial Public Offering of 28,750,000 Units, which included 3,750,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $287,500,000. EF Hutton, division of Benchmark Investments, LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-256472). The SEC declared the registration statements effective on September 2, 2021.

Simultaneously with the closing of our Initial Public Offering, we completed the private sale of an aggregate of 1,133,484 Placement Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $11,334,840. This issuance of Placement Units was be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Placement Units are identical to the Units sold in the Initial Public Offering, except that the Placement Units are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

A total of $293,250,000, comprised of $283,906,250 of the proceeds from our Initial Public Offering (which amount includes $10,062,500 of the underwriters’ deferred commissions) and $9,343,750 of the proceeds of the sale of the Placement Units, was placed in the Trust Account. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

In connection with the Initial Public Offering, we incurred $15,668,029 in transaction costs, including $3,593,750 of underwriting discounts and commission, $10,062,500 of deferred underwriting fees, fair value of representative shares of $1,437,500 and $574,279 of other offering costs.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in our final prospectus dated September 2, 2021 and filed with the SEC on September 8, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1

Underwriting Agreement, dated September 2, 2021, by and between the Registrant and EF Hutton, a division of Benchmark Investments, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2021).

2.1†

Agreement and Plan of Merger, dated as of October 20, 2021, by and among the Registrant, DWAC Merger Sub Inc., ARC Global Investments II, LLC, Trump Media & Technology Group Corp. and Chief Legal Officer of Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256472) filed with the Commission on May 26, 2021).
4.1

Warrant Agreement, dated September 2, 2021 by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2021).

10.1

Letter Agreement, dated September 2, 2021, by and among the Registrant, its officers and directors, and ARC Global Investments II, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2021).

10.2

Investment Management Trust Agreement, dated September 2, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2021).

10.3

Registration Rights Agreement, dated September 2, 2021, by and among the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2021).

10.4

Unit Subscription Agreement, dated September 2, 2021, by and between the Registrant and ARC Global Investments II, LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2021).

10.5

Administrative Support Agreement by and between the Registrant and Benessere Enterprises Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2021).

10.6	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2021).
10.7	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 26, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File.
*	Filed herewith.
**	Furnished herewith.

†Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon its request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL WORLD ACQUISITION CORP.

Date: November 22, 2021	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Luis Orleans-Braganza
	Name:	Luis Orleans-Braganza
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)