Form 10-K
period 2021-12-31
Digital World Acquisition Corp.
filed 2022-04-13
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to
Commission file number:
001-40779

(Exact name of registrant as specified in its charter)
Digital World Acquisition Corp.

Delaware	85-4293042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 SW 7th Street Miami, Florida (Address of principal executive offices)	33130 (Zip Code)
Registrant’s telephone number, including area code: (305)
735-1517
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, and one-half of one Redeemable Warrant	DWACU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	DWAC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	DWACW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on The Nasdaq Stock Market on September 3, 2021, and the registrant’s shares of Class A common stock and warrants began trading on The Nasdaq Stock Market on September 30, 2021. The aggregate market value of the shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on December 31, 2021, as reported on The Nasdaq Stock Market was $
1,486,005,562.50.
As of
April
11
,
 2022, there were 30,027,234 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination, such as the TMTG Business Combination (as defined below);

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Unless otherwise stated in this Report, or the context otherwise requires, references to:

•
“anchor investors” are to (i) accounts or funds managed by Radcliffe Capital Management, L.P., (ii) Meteora Capital Partners, LP (an affiliate of Glazer Capital LLC), (iii) Castle Creek Strategies (and
sub-funds
associated with Castle Creek), (iv) The K2 Principal Fund L.P., (v) Context Partners Master Fund LP, (vi) Boothbay Absolute Return Strategies, LP (or its affiliate Boothbay Diversified Alpha Master Fund LP, commonly controlled by Boothbay Fund Management LLC), (vii) investment funds and accounts managed by Shaolin Capital Management, LLC, (viii) Hudson Bay Master Fund Ltd. and/or its affiliates, (ix) Saba Capital Master Fund, Ltd., Saba Capital Master Fund II, Ltd., Saba Capital Master Fund III, LP and Saba Capital SPAC Opportunities, Ltd., (x) D. E. Shaw Valence Portfolios, L.L.C. and (xi) Yakira Capital Management, Inc. (none of which are affiliated with any member of our management, our sponsor or any other anchor investor), each of which entered into an Investment Agreement pursuant to which it expressed an interest to purchase up to 8.3% of the units sold in our initial public offering;

•	“board of directors” or “board” are to the board of directors of the Company;

•	“Closing” are to the consummation of the transactions contemplated by the Merger Agreement;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants;

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Effective Time” are to the effective time of the Merger in accordance with the Merger Agreement;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“Extension” are to the extension of the deadline by which the Company must complete its business combination;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•
“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company on September 8, 2021;

•
“initial stockholders” are to our sponsor and any other holders of our founder shares (including the holders of the representative shares) prior to our initial public offering (or their permitted transferees), not including the anchor investors who purchase units in the offering, if any;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our officers and directors;

•
“Merger” are to the merger of Merger Sub with and into TMTG, with TMTG continuing as the surviving corporation and as a wholly-owned subsidiary of the Company, in accordance with the terms of the Merger Agreement;

•	“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of October 20, 2021, entered by and among the Company, Merger Sub, TMTG, and other parties named therein;

•	“Merger Sub” are to DWAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company;

•	“Nasdaq” are to the Nasdaq Stock Market;

•	“Outside Date” are to September 20, 2022;

•	“PCOAB” are to the Public Company Accounting Oversight Board (United States);

•
“PIPE Investment” are to that certain private placement in the aggregate amount of approximately $1,000,000,000, to be consummated concurrently with the TMTG Business Combination, pursuant to those certain securities purchase agreements (the “SPA”) with certain institutional investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase up to an aggregate of 1,000,000 shares of Digital World’s Series A Convertible Preferred Stock for a purchase price of $1,000 per share (the “PIPE”). The shares are initially convertible into 29,761,905 shares of common stock, subject to upward adjustment as described herein.

•	“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share and one-half of one placement warrant;

•	“placement shares” are to the shares of our Class A common stock included within the placement units purchased by our sponsor in the private placement;

•	“placement warrants” are to the warrants included within the placement units purchased by our sponsor in the private placement;

•
“private placement” are to the private placement of 1,133,484 placement units at a price of $10.00 per unit, for an aggregate purchase price of $11,334,840, which occurred simultaneously with the completion of our initial public offering;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in the offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•
“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in the offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in the offering or thereafter in the open market);

•	“Registration Statement” are to the Form S-1 initially filed with the SEC on May 26, 2021, as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

•	“representative” are to EF Hutton, division of Benchmark Investments, LLC, who was the representative of the underwriters in our initial public offering;

•	“representative shares” are to the 143,750 shares of our Class A common stock issued to the representative and/or its designees at the closing of our initial public offering;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to ARC Global Investments II LLC, a Delaware limited liability company;

•	“TMTG” are to Trump Media & Technology Group Corp., a Delaware corporation;

•	“TMTG Stock” are to shares of TMTG common stock;

•	“TMTG Stockholders” are to holders of TMTG Stock as of immediately prior to the Effective Time;

•	“TMTG Business Combination” or the “Transactions” are to the Merger and other transactions contemplated by the Merger Agreement;

•
“trust account” are to the trust account in which an amount of $293,250,000 ($10.20 per unit) from the net proceeds of the sale of the units and placement units in the initial public offering was placed following the closing of the initial public offering.

•	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans; and

•	“we,” “us,” “Company,” “our company,” “DWAC” or “Digital World” are to Digital World Acquisition Corp.

v

PART I

Item 1.	Business.
Overview
We are a blank check company incorporated as a Delaware corporation, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.
Initial Public Offering
On September 8, 2021, we consummated our initial public offering of 28,750,000 units, including 3,750,000 units issued to the underwriters upon full exercise of their over-allotment option. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half
of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $287,500,000.
Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 1,133,484 placement units to our sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds of $11,334,840.
A total of $293,250,000, comprised of $283,906,250 of the proceeds from the initial public offering (which amount includes $10,062,500 of the underwriters’ deferred discount) and $9,343,750 of the proceeds of the sale of the placement units was placed in the trust account maintained by Continental, acting as trustee.
We must complete our initial business combination by September 8, 2022, 12 months from the closing of our initial public offering. If our initial business combination is not consummated by September 8, 2022 (or by March 8, 2023 if we extend the maximum time for completion as permitted under our amended and restated certificate of incorporation), then our existence will terminate, and we will distribute all amounts in the trust account.
TMTG Business Combination
On October 20, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DWAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Trump Media & Technology Group Corp., a Delaware corporation (“TMTG”), our sponsor, in the capacity as the representative for certain stockholders of the Company, and TMTG’s Chief Legal Officer, in the capacity as the representative for stockholders of TMTG.
Merger Agreement
This section describes the material provisions of the Merger Agreement (as defined below) but does not purport to describe all of the terms thereof. The following summary is qualified in its entirety by reference to the complete text of the Merger Agreement. DWAC’s stockholders and other interested parties are urged to read such agreement in its entirety. Unless otherwise defined herein, the capitalized terms used below are defined in the Merger Agreement.
General Terms and Effects
Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into TMTG (the “Merger” and, together with the other transactions contemplated by the Merger

Agreement, the “Transactions”), with TMTG continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of DWAC. In the Merger, (i) all shares of TMTG common stock (together, “TMTG Stock”) issued and outstanding immediately prior to the Effective Time (other than those properly exercising any applicable dissenters rights under Delaware law) will be converted into the right to receive the Merger Consideration (as defined below); (ii) each outstanding option to acquire shares of TMTG common stock (whether vested or unvested) will be assumed by DWAC and automatically converted into an option to acquire shares of DWAC common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of TMTG common stock into the Merger Consideration and (iii) each outstanding restricted stock unit of TMTG shall be converted into a restricted stock unit relating to shares of DWAC common stock. At the Closing, DWAC will change its name to “Trump Media & Technology Group Corp.”.
Merger Consideration
The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of TMTG Stock as of immediately prior to the Effective Time (“TMTG Stockholders” and, together with the holders of TMTG options and restricted stock units immediately prior to the Effective Time, the “TMTG Security Holders”) will be an amount equal to $875,000,000, subject to adjustments for TMTG’s closing debt, net of cash and unpaid transaction expenses (the “Merger Consideration”), plus the additional contingent right to receive the Earnout Shares (as defined below) after the Closing, as described below. The Merger Consideration to be paid to TMTG Stockholders will be paid solely by the delivery of new shares of DWAC common stock, with each valued at the price per share (the “Redemption Price”) at which each DWAC share of common stock is redeemed or converted pursuant to the redemption by DWAC of its public stockholders in connection with DWAC’s initial business combination, as required by DWAC’s amended and restated certificate of incorporation and by-laws and
DWAC’s initial public offering prospectus (the “Redemption”). The Merger Consideration will be subject to a post-Closing true up 90 days after the Closing.
The Merger Consideration will be allocated among the holders of TMTG’s common stock, pro rata amongst them based on the number of shares of TMTG common stock owned by such stockholder, provided
,
 however
, that the Merger Consideration otherwise payable to TMTG Stockholders is subject to the withholding of the Escrow Shares (as defined below) and is subject to reduction for indemnification obligations and purchase price adjustments.
Escrow Shares
At the Closing, five percent (5%) of the Merger Consideration (the “Escrow Shares”) otherwise issuable to the TMTG Stockholders (allocated pro rata among the TMTG Stockholders based on the Merger Consideration otherwise issuable to them at the Closing) will be deposited into a segregated escrow account with Continental (or such other escrow agent reasonably acceptable to DWAC and TMTG), as escrow agent, and held in escrow together with any dividends, distributions or other income on the Escrow Shares (the “Escrow Property”) in accordance with an escrow agreement to be entered into in connection with the Transactions (the “Escrow Agreement”). The Escrow Property will be held in the escrow account for a period of twelve (12) months after the Closing as the sole and exclusive source of payment for any post-Closing purchase price adjustments and indemnification claims (other than fraud claims (as described below). The TMTG Stockholders will have the right to vote the Escrow Shares while they are held in escrow.
Earnout
In addition to the Merger Consideration set forth above, the TMTG Stockholders will also have a contingent right to receive up to an additional 40,000,000 shares of DWAC common stock (the “Earnout Shares”) after the Closing based on the price performance of the DWAC common stock during the three (3) year period following the Closing (the “Earnout Period”). The Earnout Shares shall be earned and payable during the Earnout Period as follows:

•
if the dollar volume-weighted average price (“VWAP”) of DWAC’s common stock equals or exceeds $15.00 per share for any 20 trading days within any 30 trading day period, the Purchaser shall issue to the TMTG Stockholders an aggregate of 15,000,000 Earnout Shares;

•
if the VWAP of DWAC’s common stock equals or exceeds $20.00 per share for any 20 trading days within any 30 trading day period, the Purchaser shall issue to the TMTG Stockholders an aggregate of 15,000,000 Earnout Shares; and

•
if the VWAP of DWAC’s common stock equals or exceeds $30.00 per share for any 20 trading days within any 30 trading day period, the Purchaser shall issue to the TMTG Stockholders an aggregate of 10,000,000 Earnout Shares.

If there is a final determination that the TMTG Stockholders are entitled to receive Earnout Shares, then such Earnout Shares will be allocated pro rata amongst the TMTG Stockholders. The number of shares of DWAC common stock constituting any earnout payment shall be equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing.
Representations and Warranties
The Merger Agreement contains a number of representations and warranties by each of DWAC and TMTG as of the date of the Merger Agreement and as of the date of the Closing. The representations and warranties made by DWAC and TMTG are customary for transactions similar to the Transactions.
Indemnification and Survival
The representations and warranties of TMTG shall survive the Closing for twelve (12) months;
 provided
,
 however
, that fraud claims relating to TMTG shall survive indefinitely. The representations and warranties made by DWAC do not survive the Closing and DWAC does not have any post-Closing indemnification obligations.
TMTG Stockholders, severally, will provide indemnification after the Closing for any breach of any representations and warranties or covenants of TMTG in the Merger Agreement and or in any certificate delivered by TMTG, any TMTG Stockholder or the Seller Representative, with such indemnification based on the pro rata Merger Consideration received by each TMTG Stockholder. TMTG Stockholders will also provide indemnification after the Closing for (i) any actions by persons or entities who were holders of equity securities of TMTG or its subsidiaries (including options, warrants, convertible debt or other convertible securities) prior to the Closing arising out of the sale, purchase, termination, cancellation, expiration, redemption or conversion of any such securities or (ii) any indebtedness or unpaid transaction expenses of TMTG or its subsidiaries that were not shown on the final closing statement for the Transaction.
Indemnification claims by DWAC for breaches of TMTG representations and warranties, other than certain fundamental representations, are subject to an aggregate deductible of $2,000,000, and there will be no indemnification for the first $2,000,000 of losses. Indemnification claims can only be made against the Escrow Property, which is the sole source of remedy after the Closing, except for fraud claims. Any Escrow Shares that are received by DWAC for indemnification claims will be cancelled by DWAC. The maximum aggregate amount of indemnification payments shall not exceed the amount of Escrow Property, except in the case of fraud claims, in which case it will not exceed the Merger Consideration actually paid (based on the Redemption Price).
Covenants of the Parties
Each party agreed in the Merger Agreement to use its commercially reasonable efforts to effect the Closing. The Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Merger Agreement and the earlier of the Closing or the termination of the Merger Agreement in accordance with its terms (the “Interim Period”), regarding (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) provision of financial statements by TMTG; (4) DWAC’s public filings; (5) no insider trading; (6) notifications of certain breaches, consent requirements or other matters; (7) efforts to consummate the Closing and obtain third party and regulatory approvals; (8) tax matters; (9) further assurances; (10) public announcements; and (11) confidentiality. Each party also agreed during the Interim Period not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions, to notify the others as promptly as practicable in writing of the receipt of any inquiries, proposals or offers, requests for information or requests relating to an alternative competing transaction or any requests for non-public information
relating to such transaction, and to keep the others informed of the status of any such inquiries, proposals, offers or requests for information. There are also certain customary post-Closing covenants regarding (1) tax matters; (2) maintenance of books and records; (3) indemnification of directors and officers; and (4) use of trust account proceeds.
The Merger Agreement and the consummation of the transactions contemplated thereby requires the approval of both DWAC’s stockholders and TMTG Stockholders. DWAC agreed, as promptly as practicable after the date of the Merger Agreement, to prepare, with reasonable assistance from TMTG, and file with the SEC, a registration statement on
Form S-4 in
connection with the registration under the Securities Act of the issuance of the shares of DWAC common stock to be issued to the TMTG Stockholders as Merger Consideration (the “Form S-4”), and containing a proxy statement/prospectus for the purpose of DWAC soliciting proxies from the stockholders of DWAC to approve the Merger Agreement, the transactions contemplated thereby and related matters (the “DWAC Stockholder Approval Matters”) at a special meeting of DWAC’s stockholders (the “DWAC Special Meeting”) and providing such stockholders an opportunity to participate in the Redemption. TMTG also agreed in the Merger Agreement to call a meeting of its stockholders or obtain written consent and use its reasonable best efforts to solicit from TMTG Stockholders proxies in favor of the Merger Agreement and the Transactions and certain related matters (the “TMTG Stockholder Approval”), and to take all other actions necessary or advisable to secure such approvals, including enforcing the Voting Agreement (as described below).
The parties also agreed to take all necessary action, so that effective at the Closing, the entire board of directors of DWAC (the “Post-Closing Board”) will consist of seven individuals, four of whom shall be independent directors in accordance with Nasdaq requirements. Two of the members of the Post-Closing Board will be individuals (at least one of whom shall be an independent director) designated by DWAC prior to the Closing and five of the members of the Post-Closing Board (at least three of whom shall be independent directors) will be designated by TMTG prior to the Closing. At or prior to Closing, DWAC will provide each member of the Post-Closing Board with a customary director indemnification agreement, in form and substance reasonably acceptable to such director. The parties also agreed to take all action necessary including causing DWAC’s executive officers to resign, so that the individuals serving as the chief executive officer and chief financial officer, respectively, of DWAC immediately after the Closing will be the same individuals as that of TMTG immediately prior to the Closing.
During the Interim Period, DWAC, may but is not required to, seek to enter into and consummate subscription agreements with investors relating to a private equity investment and/or backstop arrangements in connection with the Transactions (the “PIPE Investment”), and if so, TMTG agreed to cooperate in connection with such PIPE Investment and use its commercially reasonable efforts to cause such PIPE Investment to occur, including having TMTG’s senior management participate in any investor meetings and roadshows as reasonably requested by DWAC.
DWAC agreed to use its best efforts to, as promptly as practicable after the effective date of the Form S-4, obtain the approval of the DWAC stockholders to amend the amended and restated certificate of incorporation of DWAC (the “DWAC Charter Amendment”) to provide that (i) the name of DWAC shall be changed to “Trump Media & Technology Group Corp.” or such other name as mutually agreed upon and

(ii) remove and change certain provisions in the amended and restated certificate of incorporation related to DWAC’s status as a blank check company, and file the DWAC Charter Amendment with the Secretary of State of the State of Delaware.
The parties agreed that during the Interim Period, TMTG shall adopt an equity incentive plan and authorize 7,500,000 shares of TMTG Stock for issuance pursuant to such Equity Plan.
DWAC and TMTG also agreed to jointly fund any expenses incurred in connection with obtaining an extension by DWAC of the time it has to consummate a business combination; provided that at such time DWAC and TMTG are engaged in the proxy review process with the SEC.
Closing Conditions
The obligations of the parties to complete the Closing are subject to various conditions, including the following mutual conditions of the parties unless waived:

•	receipt of the DWAC stockholder approval;

•	receipt of the TMTG Stockholder Approval;

•	expiration of any applicable waiting period under any antitrust laws;

•	receipt of requisite consents from governmental authorities to consummate the Transactions, and receipt of specified requisite consents from other third parties to consummate the Transactions;

•	the absence of any law or order that would prohibit the consummation of the Merger or other transactions contemplated by the Merger Agreement;

•	upon the Closing, after giving effect to the completion of the Redemption, DWAC shall have net tangible assets of at least $5,000,001;

•
upon the Closing DWAC shall have cash, including funds remaining in DWAC’s trust account and the proceeds of any PIPE Investment, after giving effect any Redemptions but prior to the payment of DWAC’s unpaid expenses or liabilities, of at least equal to $60,000,000;

•
the absence of any pending claim, demand, action, litigation complaint, or other proceeding by or before a governmental authority seeking to enjoin the consummation of the Merger and the other Transactions;

•	the members of the Post-Closing Board shall have been elected or appointed as of the Closing;

•	the effectiveness of theForm S-4; and

•	DWAC and TMGT shall have both received confirmation from Nasdaq that DWAC’s Class A common stock and warrants shall be eligible for continued listing on the Nasdaq Global Market.
Unless waived by DWAC, the obligations of DWAC and Merger Sub to consummate the Merger are subject to the satisfaction of the following additional conditions, in addition to customary certificates and other closing deliverables:

•	the representations and warranties of TMTG being true and correct in material respects as of the date of the Merger Agreement and as of the Closing;

•
TMTG having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Merger Agreement required to be performed or complied with on or prior to the date of the Closing;

•	absence of any material adverse effect with respect to TMTG and its subsidiaries, taken as a whole, since the date of the Merger Agreement which is continuing and uncured;

•	DWAC having received a copy of the TMTG’s charter certified by the Secretary of State of the State of Delaware no more than ten business days prior to the Closing date;

•	DWAC having received a copy of the Escrow Agreement, duly executed by the Seller Representative and the escrow agent;

•	DWAC having received a duly executed opinion from TMTG’s counsel addressed to DWAC and dated as of the Closing date;

•	DWAC having received a customary Non-Competition Agreement and a Lock-up Agreement executed by the Significant Company Holders of TMTG; and

•
DWAC shall have received evidence reasonably acceptable to DWAC that TMTG shall have converted, terminated, extinguished and cancelled in full any outstanding convertible securities or commitments therefor, other than the TMTG options and the TMTG restricted stock units.

Unless waived by TMTG, the obligations of TMTG to consummate the Merger are subject to the satisfaction of the following additional conditions:

•	the representations and warranties of DWAC being true and correct in material respects as of the date of the Merger Agreement and as of the Closing;

•
DWAC having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Merger Agreement required to be performed or complied with on or prior to the date of the Closing;

•	absence of any material adverse effect with respect to DWAC and its subsidiaries, taken as a whole, since the date of the Merger Agreement which is continuing and uncured;

•	TMTG having received a copy of the Escrow Agreement, duly executed by DWAC and the escrow agent; and

•	TMTG having received a customary Non-Competition Agreement and a Lock-up Agreement executed by the Significant Company Holders of TMTG.
Termination
The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including:

•	By mutual written consent of DWAC and TMTG;

•
by either DWAC or TMTG if any of the conditions to Closing have not been satisfied or waived by the Outside Date, provided
 that DWAC shall have the right to extend the Outside Date if it obtains an extension of the deadline by which it must complete its business combination (an “Extension”) for an additional period the shortest of (i) three months, (ii) the period ending on the last day for DWAC to consummate a business combination after such Extension and (iii) such period as determined by DWAC;

•
by either DWAC or TMTG if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the Merger Agreement, and such order or other action has become final and non-appealable;

•	by either DWAC or TMTG of the other party’s uncured breach (subject to certain materiality qualifiers);

•	by DWAC if there has been an event after the signing of the Merger Agreement that has had a material adverse effect on TMTG and its subsidiaries taken as a whole that is continuing and uncured;

•	by either DWAC or TMTG if the DWAC Special Meeting is held and the DWAC stockholder approval is not received;

•	by either DWAC or TMTG if a special meeting of TMTG Stockholders is held and the TMTG Stockholder Approval is not received; and

•
by the mutual and reasonable written consent of DWAC and TMTG in the event that that any required approval of the SEC or any other governmental authority cannot be obtained by the Outside Date, as such date may be extended.

If the Merger Agreement is terminated, all further obligations of the parties under the Merger Agreement will terminate and will be of no further force and effect (except that certain obligations related to public announcements, confidentiality, fees and expenses, termination, waiver of claims against the trust, and certain general provisions will continue in effect), and no party will have any further liability to any other party thereto except for liability for any fraud claims or willful and intentional breach of the Merger Agreement prior to such termination.
Trust Account Waiver
The TMTG and the Seller Representative agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in DWAC’s trust account held for its public stockholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).
Purchaser Representative and Seller Representative
Our sponsor is serving as the Purchaser Representative under the Merger Agreement, and in such capacity will represent the interests of DWAC’s stockholders after the Closing (other than the TMTG Security Holders) with respect to certain matters under the Merger Agreement, including with respect to the determination of whether the Earnout Shares has been earned and in connection with any indemnification claims. TMTG’s Chief Legal Officer is serving as the Seller Representative under the Merger Agreement, and in such capacity will represent the interests of the TMTG Security Holders with respect to certain matters under the Merger Agreement, including with respect to the determination of whether the Earnout Shares have been earned and in connection with any indemnification claims.
Governing Law and Arbitration
The Merger Agreement is governed by New York law and, subject to the required arbitration provisions, the parties are subject to exclusive jurisdiction of federal and state courts located in New York County, State of New York (and any appellate courts thereof). Any disputes under the Merger Agreement, other than claims for injunctive or temporary equitable relief or enforcement of an arbitration award, will be subject to arbitration by the American Arbitration Association, to be held in New York County, State of New York.
Related Agreements
Voting Agreement
Simultaneously with the execution of the Merger Agreement the majority stockholder of TMTG entered into a voting agreement (the “Voting Agreement”) with DWAC and TMTG. Under the Voting Agreement, the TMTG stockholder agreed to vote all of his shares of TMTG Stock in favor of the Merger Agreement and related transactions and to otherwise take certain other actions in support of the Merger Agreement and related transactions and the other matters submitted to TMTG Stockholders for their approval, and provide a proxy to DWAC to vote such TMTG Stock accordingly. The Voting Agreement prevents transfers of the TMTG Stock held by the TMTG Stockholder between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

Lock-Up Agreement
Upon the Closing, (i) certain senior executive officers of TMTG who own shares of TMTG and (ii) stockholders of TMTG who own more than 10% of the issued and outstanding shares of TMTG Stock immediately prior to the Effective Time (each, a “Significant Stockholder”) shall entered into a Lock-Up Agreement
with DWAC and the Purchaser Representative (each, a
“Lock-Up Agreement”).
Pursuant to
the Lock-Up Agreement,
with respect to the shares received as Merger Consideration, each Significant Stockholder shall agree not to, during the period commencing from the Closing and ending on the earliest of
(a) the six-month anniversary
of the Closing, (b) the date on which the Closing price of DWAC’s common stock equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing and (c) the date that DWAC consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of DWAC stockholders having the right to exchange their equity holdings in DWAC for cash, securities or other property: (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the restricted securities, or (iii) publicly disclose the intention to do any of the foregoing.
Qualified Summary
The Merger Agreement and related agreements are further described in the Form
8-K,
filed by us on October 26, 2021. The Company intends to file with the SEC the Form S-4, which will include a preliminary proxy statement of the Company, and a prospectus in connection with the proposed Merger (as defined below). For additional information regarding the Merger Agreement and the transactions contemplated therein, including a discussion of risks and uncertainties associated with the Merger and TMTG, please see the Form
S-4
which the Company intends to file after the filing of this Report.
PIPE Investment
On December 4, 2021, in support of the TMTG Business Combination, the Company entered into securities purchase agreements (the “SPAs”) with certain institutional investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase up to an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock for a purchase price of $1,000 per share for an aggregate commitment of up to $1,000,000,000 in a private placement (the “PIPE”) to be consummated concurrently with the TMTG Business Combination. The shares are currently convertible into 29,761,905 shares of the Company’s common stock, subject to upward adjustment. The shares of Preferred Stock have an initial conversion price per share of $33.60 and are initially convertible into an aggregate of 29,761,905 shares of common stock (subject to adjustment, as described below under “Conversion”).
SPA
Pursuant to the terms of the SPA, DWAC agreed to certain restrictions on future stock offerings, subject to certain exceptions, including that the company will not issue (or enter into any agreement to issue) any shares of common stock or common stock equivalents until 90 days after either (i) all of the common stock underlying the Preferred Stock is registered, sold or eligible to be sold without registration, or (ii) the first date following the first anniversary of the Closing that no PIPE Investor is an affiliate of the Company ((i) and (ii), collectively, the “Effective Date”). DWAC also agreed that until one year after the Effective Date, the company shall not undertake a reverse or forward stock split or reclassification of the company’s common stock without the prior written consent of the PIPE Investors holding a majority in interest of the shares of Preferred Stock, subject to certain exceptions.

Each PIPE Investor agreed in the SPA that, with respect to matters arising out of, resulting from, in connection with or relating to the Transaction Documents or the transactions contemplated hereby, it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in DWAC’s trust account held for its public stockholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).
The material terms of the Preferred Stock as set forth in the form of Certificate of Designation of Preferences, Rights and Limitations for the Preferred Stock (the “Certificate of Designation”) are summarized below:
Rank
. The Preferred Stock shall rank (i) senior to all of the common stock of the post-combination company (“Pubco”); (ii) senior to any class or series of capital stock of Pubco hereafter created specifically ranking by its terms junior to any Preferred Stock (“Junior Securities”); (iii) on parity with any class or series of capital stock of Pubco created specifically ranking by its terms on parity with the Preferred Stock (“Parity Securities”); and (iv) junior to any class or series of capital stock of Pubco hereafter created specifically ranking by its terms senior to any Preferred Stock, in each case, as to dividends or distributions of assets upon liquidation, dissolution or winding up of Pubco, whether voluntarily or involuntarily.
Dividends
. Except for stock dividends or distributions for which certain adjustments are to be made, the holders of Preferred Stock will be entitled to receive dividends equal (on an as-if-converted-to-common-stock basis)
to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock;
 provided
,
 however
, to the extent that any such holder’s right to participate in any such distribution would result in such holder exceeding the Beneficial Ownership Limitation (as defined below), then such holder shall not be entitled to participate in such distribution to such extent (or in the beneficial ownership of any shares of common stock as a result of such distribution to such extent) and the portion of such distribution shall be held in abeyance for the benefit of such holder until such time, if ever, as its right thereto would not result in the holder exceeding the Beneficial Ownership Limitation. No other dividends shall be paid on shares of Preferred Stock.
Liquidation Preference
. In the event of a liquidation, dissolution or winding up of Pubco, the holders of the Preferred Stock will be entitled to receive $0.0001 per share of the respective Preferred Stock held and an amount equal to any dividends declared but unpaid thereon, before any payments are made to holders of common stock or any Junior Securities and pari passu
 with any distribution to the holders of Parity Securities. After such payment to the holders of Preferred Stock, holders of shares of Preferred Stock will be entitled to receive out of the assets of the company the same amount that a holder of common stock would receive if the Preferred Stock were fully converted (without limitations) to common stock which amounts shall be paid pari
 passu
 with all holders of common stock.
Conversion
. Each share of Preferred Stock may be converted at the holder’s option at any time after issuance into that number of shares of common stock at an initial conversion price of $33.60, which is equal to a 20% discount to DWAC’s volume-weighted average closing price (“VWAP”) for the five consecutive trading days prior to and including December 1, 2021 (subject to adjustments as more fully described below);
 provided that
 the number of shares of common stock to be issued pursuant to such conversion does not, when aggregated with all other shares of common stock owned by such holder and its affiliates at such time, result in such holder or any of its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules thereunder) in excess of 4.99% (or, upon election by such holder prior to the issuance of any shares of Preferred Stock, 9.99%) of all of the common stock outstanding at such time (the “Beneficial Ownership Limitation”).
The conversion price shall automatically adjust downward (each, a “Conversion Price Adjustment”) to the greater of: (i) the product of (x) the average of the ten (10) consecutive daily VWAPs over the ten (10) consecutive trading days following the closing date of the TMTG Business Combination (subject to adjustment for splits, stock combinations, reclassification, dividends, and the like) and (y) 60% (i.e., applying a discount of 40%); and (ii) $10.00 (subject to adjustment for splits, stock combinations, reclassification, dividends, and the like). If the formula results in a conversion price over $33.60, there is no downward adjustment.
If the Company is unable to include all the shares of common stock issuable upon conversion of the Preferred Stock in the Initial Registration Statement (as defined below), at the time of filing of each subsequent registration statement, the then current conversion price is subject to downward adjustment based on the formula set forth above, where the
10-day
VWAP is measured from the
10-day
period following the effective date of the applicable registration statement, so that upon each Conversion Price Adjustment, for so long as a holder still holds any shares of Preferred Stock (including, for the avoidance of doubt, a single share or any fraction of a single share), the Preferred Stock held by such holder shall subsequently be convertible into the number of shares of common stock such that the holder will be entitled to the aggregate number of shares of common stock based on its initial purchase of Preferred Stock pursuant to the SPA convertible at the conversion price then in effect following the applicable Conversion Price Adjustment. There is no further downward adjustment if the new Conversion Price Adjustment is greater than the then current conversion price.
Voting
. The Preferred Stock shall have no voting rights, except that as long as any shares of Preferred Stock are outstanding, the company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.
Registration Rights
. The PIPE Investors were also given registration rights in a registration rights agreement (the “Registration Rights Agreement”) pursuant to which DWAC will be required to file a resale registration statement for all of the shares of common stock issuable upon conversion of the Preferred Stock held by the PIPE Investors within 10 days following the filing of the proxy statement/prospectus to be filed in connection with the TMTG Business Combination and shall be declared effective no later than the closing of the TMTG Business Combination (the “Initial Registration Statement”). Thereafter, Pubco will be required to register and to maintain the registration for all shares underlying the Preferred Stock until the Effective Date.
Liquidated Damages
. Failure by Pubco to timely file and to obtain and maintain effectiveness of any registration statement required to be filed under the Registration Rights Agreement will result in Pubco paying to each PIPE Investor an amount in cash, as liquidated damages and not as a penalty, equal to (A) with respect to the first two months, 2% of the subscription price paid by each PIPE Investor for any unregistered registrable securities, plus (B) with respect to the third month and beyond, 6% of the subscription price paid by each PIPE Investor for any unregistered registrable securities. In no case will the maximum aggregate liquidated damages payable to a PIPE Investor exceed 20% of the subscription price paid by such PIPE Investor. If Pubco fails to pay any liquidated damages in full within seven days after the date payable, Pubco will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the PIPE Investor, until such amounts, plus all such interest thereon, are paid in full, subject to the aggregate limitation.
Liquidated Damages Escrow Account
. Upon the Closing, Pubco will deposit into a third party escrow account solely for purposes of paying the holders any required liquidated damages as they accrue (the “Liquidated Damages Escrow Account”), an amount equal to 20% of the aggregate subscription price paid by all the PIPE Investors for any registrable securities not, on the Closing, covered by (i.e. eligible for resale pursuant to) the Initial Registration Statement. Any balance remaining in the Liquidated Damages Escrow Account shall be released to Pubco once all registrable securities are included in an effective registration statement. In the event all registrable securities are included in the Initial Registration Statement, the Liquidated Damages Escrow Account will not be required.
Waiver Letter
In connection with the PIPE and in accordance with Section 4.3(b)(ii) of DWAC’s amended and restated certificate of incorporation, ARC Global Investments II LLC, as majority holder of DWAC’s Class B common stock, waived certain anti-dilution rights of the holders of Class B common stock (the “Class B Holders”) to any increase in the number of shares of Class A common stock issuable upon conversion of the Class B common stock. In exchange for such waiver, and in the event that the transactions contemplated by the SPA are consummated in accordance with its terms, the Class B Holders will be entitled to receive (i) an aggregate of 744,048 shares of Class A common stock (the “Anti-dilution Shares”) and (ii) warrants to purchase an aggregate of 744,048 shares of Class A common stock (the “Warrants”) at an exercise price per share of $33.60 for a term of five years. The Warrants shall otherwise have terms, including but not limited to registration rights, that are substantially identical to the warrants previously issued to the Class B Holders and shall not contain any anti-dilution or reset provisions, except for standard adjustments for any stock splits, stock dividends, recapitalizations and similar events.
The Anti-dilution Shares and the Warrants shall be subject to the same lock-up provisions
as are applicable to the shares and warrants previously issued to the Class B Holders; provided, however, in no event shall such lock-up period
terminate before the date that is 30 days following the earlier of (i) the date that all shares underlying the Preferred Stock have been registered on an effective registration statement or (ii) one year following the Closing.
In connection with the PIPE, at the Closing DWAC will pay EF Hutton, as DWAC’s placement agent and capital markets advisor, a fee equal to 2.5% of the gross proceeds of the PIPE. Assuming no redemptions by DWAC’s stockholders, the PIPE, together with amounts delivered from DWAC’s trust account, is expected to generate approximately $1.25 billion of net proceeds, after deducting estimated transaction fees and related expenses. Such funds will be used to fund the payment of expenses incurred in connection with the TMTG Business Combination, liabilities owed by DWAC and to otherwise provide working capital and funds for corporate purposes for Pubco following the Closing.
The closing of the PIPE is conditioned on the concurrent closing of the TMTG Business Combination and other customary closing conditions and is terminable by the PIPE Investors if the TMTG Business Combination has not closed by the Outside Date. Other than as specifically discussed, this Report does not assume the closing of either the TMTG Business Combination or the PIPE.
The SPA and related agreements are further described in the Form 8-K filed by us on December 6, 2021. The Company intends to file with the SEC the Form S-4, which will include a preliminary proxy statement of the Company, and a prospectus in connection with the TMTG Business Combination. For additional information regarding the SPA and the PIPE, including a discussion of risks and uncertainties associated with the PIPE, please see the Form S-4 which the Company intends to file after the filing of this Report.
Our Search for Business Combination Opportunities
To date, our efforts have been limited to organizational activities, as well as activities related to our initial public offering and investigating potential business combinations. As of the date of this Report, the Company anticipates that the TMTG Business Combination will be consummated on or before the Outside Date. While we have entered into a Merger Agreement with TMTG, in the event we are unable to consummate the TMTG Business Combination, we will continue to pursue a business combination.
Business Strategy
While we may pursue an initial business combination target in any industry or geographic location, in the event the TMTG Business Combination is not consummated, we intend to focus our search on middle market and emerging growth technology-focused companies in the Americas, in SaaS and technology or FinTech and Financial Services. Most of these companies will ultimately need to consolidate to achieve the scale necessary to attain high revenue growth and attractive profitability. We believe that acquiring a leading emerging growth technology company will provide a platform to fund consolidation and fuel growth for our company. Segments we might explore include, but are not limited to, technology and technologically enabled industrial, supply chain, logistics, vehicles, security and manufacturing businesses. There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize the Americas as the geographical focus.
Competitive Advantages
In the event the TMTG Business Combination is not consummated, we intend to capitalize on the following competitive advantages in our pursuit of a target company:

•
Established Deal Sourcing Network.
We believe the strong track record of our management team and financial advisor will enable us to get access to quality deal pipeline. In addition, we believe we, through our management team and financial advisor, have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on
business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

•
Status as a Publicly Listed Acquisition Company
. We believe our structure makes us an attractive business combination partner to prospective target businesses, such as TMTG. As a publicly listed company, we offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Industry Opportunity
While we may acquire a business in any industry, in the event the TMTG Business Combination is not consummated, our focus will be in the industries referenced above. We believe that our target industries are attractive for a number of reasons:
SaaS and Technology
We believe we are currently in the midst of a secular shift in the SaaS sub-segment
of the technology industry, which is driving rapid growth in both annual spending and the number of actionable acquisition targets requiring a public market solution. This is driven in part by large corporations, which are constantly upgrading legacy technology and expanding their SaaS toolkits. We believe another major driver are new corporations which heavily rely in SaaS solutions given their cost-efficiency and scalability. Specifically, we see great opportunity in companies that are constantly evolving.
Private technology companies are fundamentally changing the world at an unprecedented pace by establishing new markets, creating new experiences and disrupting legacy industries. Key technological advances and practices, such as cloud computing, data analytics and intelligence platforms, open-source software development, developer-focused software tools, and software-defined networking, storage and computing, are allowing technology companies to rapidly effect change in every major sector of the global economy. Agile private technology companies have embraced these advances and practices to create business models and address market needs that will enable them to reach significant financial scale and create stockholder value.
FinTech and Financial Services
The FinTech landscape has matured from a niche venture market to an expansive global industry comprised of numerous large-scale institutionalized businesses that consistently experience strong growth in revenue and profits. FinTech adoption by both consumers and businesses continues to benefit from robust secular tailwinds including the growth in digital commerce, the proliferation of mobile technology, the ubiquitous acceptance of digital payments, and continuous technological advancement, positioning the sector for long-term growth. In 2019, the EY Global FinTech Adoption Index estimated that 64% of digitally active consumers globally utilized FinTech products and that consumer awareness of FinTech is even higher.
The number of technology company initial public offerings has also diminished. An average of 159 technology companies went public each year during the 1990s, according to the research firm Deal Logic. Since 2010, however, that yearly average plummeted to only 38, a 76% drop. That smaller initial public offering market has also been predominantly focused on so-called
“unicorn” companies (meaning
start-up,
typically
VC-backed
companies, often focused on technology, with valuations of over $1 billion). The median market capitalization of a venture-backed initial public offering was about $660 million in 2012; in 2017 it was $1.1 billion, based on data from the University of Florida. We believe this means that very promising, but non-unicorn
companies (such as we will likely target for our initial business combination) are in many instances missing out on the ability to do a traditional initial public offering.
Our management team believes that these factors present an intriguing paradox: a growing number of new companies have attracted more private capital. Yet once they flourish, they have a narrower exit route. In addition, that exit route is often reserved for larger companies, a substantial disadvantage for smaller private technology companies.
Ultimately, we believe this same paradox creates a long-term opportunity for stockholder return via an initial business combination with a smaller, high-performing private technology company or companies. Additionally, it provides a persuasive argument for such companies to join with us, as we believe they have fewer exit options than presently exist for unicorns.
Acquisition Criteria
Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. In the event the TMTG Business Combination is not consummated, we intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

•
Target Size
:
consistent with our investment thesis as described above, we plan to target businesses of total enterprise value from $400 million to $2 billion in the Americas, companies in the SaaS and Technology or Fintech and Financial Services.

•
Businesses with Revenue and Earnings Growth Potential
.
We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on
acquisitions resulting in increased operating leverage.

•
Businesses with Potential for Strong Free Cash Flow Generation
.
We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

•
Strong Management
.
We will seek companies that have strong, experienced management teams in place, or are a platform to assemble an effective management team with a track record of driving growth and profitability. We will spend significant time assessing a company’s leadership and human fabric, and maximizing its efficiency over time.

•
Benefit from Being a Public Company
.
We intend to acquire one or more businesses that will benefit from being publicly-traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

•
Defensible Market Position.
We intend to acquire one or more businesses that have a defensible market position, with demonstrated advantages when compared to their competitors and which create barriers to entry against new competitors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant.
Sourcing of Potential Initial Business Combination Targets
Certain members of our management team have developed a wide network of professional services contacts and business relationships. The members of our board of directors also have significant executive management and public company experience with technology related companies and bring additional relationships that further broaden our network.
This network has provided our management team with a flow of referrals that have resulted in numerous transactions. In the event that the TMTG Business Combination is not consummated, we believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.
Members of our management team and our independent directors directly or indirectly own founder shares and/or placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In particular, Patrick Orlando, our Chief Executive Officer and Chairman, serves as Chief Executive officer and director of Benessere Capital Acquisition Corp. and Eric Swider and Justin Shaner, our directors, both serve as directors of Benessere Capital Acquisition Corp. Benessere Capital Acquisition Corp. is a special purpose acquisition company that focuses its search for a business combination on technology-focused middle market and emerging growth companies in North, Central and South America, which overlaps with the industry and geographic scope of our search. Mr. Orlando also serves as a director of Maquia Capital Acquisition Corporation, a special purpose acquisition corporation that initially focuses its search for a business combination with technology-focused middle market and emerging growth companies in North America, which also overlaps with the industry and geographic scope of our search. As of the date of this Report, Bennessere Capital Acquisition Corp. had entered into a Business Combination Agreement dated November 23, 2021 with eCombustible Energy LLC while Maquia Capital Acquisition Corporation had not entered into a business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
Status as a Public Company
We believe our structure makes us an attractive business combination partner to target businesses such as TMTG. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.
Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.
Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates
exceeds $700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
equals or exceeds $250 million as of the end of the prior June 30 th
, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the prior June 30
th
.
Financial Position
With funds available for an initial business combination initially in the amount of $293,257,098 before payment of $10,062,500 of deferred underwriting fees, before fees and expenses associated with our initial business combination (other than deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.
Effecting Our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
As in the case of the TMTG Business Combination, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination.
Sources of Target Businesses
If the TMTG Business Combination is not consummated, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We have agreed to pay Benessere Enterprises Inc., an affiliate of our sponsor, a total of $15,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.
TMTG is not affiliated with our sponsor or any of our officers or directors, but in the event we do not consummate the TMTG Business Combination, we are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing
fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us (including Benessere Capital Acquisition Corp. and Maquia Capital Acquisition Corporation). Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Selection of a Target Business and Structuring of our Initial Business Combination
Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will virtually have unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
In any case, we will only complete an initial business combination in which we will own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business, including that of TMTG, when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval of the TMTG Business Combination and, if the TMTG Business Combination is not consummated, of any future proposed initial business combination if it is required by applicable law or applicable stock exchange listing requirements, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

•
any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.
Permitted Purchases of our Securities
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.
The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.
Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under
Rule 10b-18
under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with
Rule 10b-18,
which is a safe harbor from liability for manipulation under Section 9(a)(2) and
Rule 10b-5
of the Exchange Act.
Rule 10b-18
has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or
Rule 10b-5
of the Exchange Act. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination, including the TMTG Business Combination, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.20 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination. Our anchor investors have entered into investment agreements with us and our sponsor, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares held by them in connection with the completion of our initial business combination.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination, as in the case of the TMTG Business Combination, or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.
If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and placement shares held by them and any public shares acquired by them (including in open market and privately negotiated transactions) in favor of our initial business combination. Our anchor investors have agreed to vote any founder shares held by them in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and placement shares and our anchor investors’ founder shares, we would need 982,701, or 3.4%, of the 28,750,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming only the minimum number of shares representing a quorum are voted) in order to have our initial business combination approved (assuming that the initial stockholders do not purchase any units in our initial public offering or units or shares in the after-market). In light of the units purchased by our anchor investors, if the anchor investors vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure you as to how such anchor investors will vote on any business combination. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with
Rule 10b5-1
to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with
Rule 14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a) under
the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.
Our amended and restated certificate of incorporation provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.
Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (4,312,500 shares of Class A common stock), which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights
We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker certain fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many special purpose acquisition companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If the TMTG Business Combination is not completed, we may continue to try to complete an initial business combination with a different target until September 8, 2022 (or March 8, 2023, if we have extended the maximum time).
Ability to Extend Time to Complete Business Combination
If we anticipate that we may not be able to consummate our initial business combination within 12 months following our IPO, the sponsor may, but is not obligated, to cause our Company to extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 18 months following our IPO to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental on September 2, 2021, in order to extend the time available for us to consummate our initial business combination, our sponsor, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension $2,875,000 if the underwriters’ over-allotment option is exercised in full (or $0.10 per share) on or prior to the date of the applicable deadline. The insiders or their affiliates or designees will receive a non-interest
bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have only 12 months (or up to 18 months if we extend the time for completion as permitted under our amended and restated certificate of incorporation) from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination by September 8, 2022 (or March 8, 2023, if we have extended the maximum time), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the
12-month
time period (or up to 18 month period if we have extended the maximum time).
Our sponsor, officers, and directors have entered into a letter agreement with us, pursuant to which they will waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination by September 8, 2022 (or March 8, 2023, if we have extended the maximum time). However, if our sponsor, officers or directors acquire public shares, whether in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within such 12 month period (or up to 18 months if we have extended the period of time).
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we have extended the period of time) from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $327,731 of proceeds held outside the trust account, as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of the our IPO, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.20 per public share.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We had access to up to approximately $327,731 of cash held outside of the trust account, as of December 31, 2021, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 8, 2022 (or March 8, 2023, if we extend the maximum time to complete a business combination) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any

claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 8, 2022 (or March 8, 2023, if we extend the maximum time to complete a business combination) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by September 8, 2022 (or March 8, 2023, if we have extended the maximum time), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18 th
month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we have extended the period of time) from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by September 8, 2022 (or March 8, 2023, if we have extended the maximum time), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies (including Benessere Capital Acquisition Corp. and Maquia Capital Acquisition Corporation), private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Employees
We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information
We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets for our initial business combination, because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 202
2
as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on
Form 8-A
with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our shares of

Class A common stock that are held by
non-affiliates
exceeds $700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.	Risk Factors.
As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•
if the funds held outside of our trust account are insufficient to allow us to operate until at least September 8, 2022 (or March 8, 2023, if we have extended the maximum time), our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

•
our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by September 8, 2022 (or March 8, 2023, if we have extended the maximum time);

•
our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•
our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

•
if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination;

•
changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•
as the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination; this could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination;

•
we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business;

•
we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

•
we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

•
since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•
the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.20 per share; and

•
if we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement and the Form S-4 which the Company intends to file after the filing of this Report.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our executive offices are located at 78 SW 7th Street, Miami, Florida 33130, and our telephone number is (305)
735-1517.
The cost for our use of this space is included in the $15,000 per month fee we pay to Benessere Enterprises Inc., an affiliate of our sponsor, for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.
To the knowledge of our management team, except as disclosed below, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
Lee Jacobson was previously the Chief Executive Officer of Apmetrix, Inc., a Delaware corporation. Apmetrix, Inc. was an enterprise data management company that had a dispute with its licensor over the adequacy of the technology being licensed and the corresponding royalty payments, ultimately filing a bankruptcy petition that began on December 15, 2016 and terminated on December 13, 2019.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
(a) Market Information
Our units, public shares and public warrants are each traded on The Nasdaq Stock Market under the symbols DWACU, DWAC and DWACW, respectively. Our units commenced public trading on September 3, 2021, and our public shares and public warrants commenced separate public trading on September 30, 2021.
(b) Holders
On April 11, 2022, there were 6 holders of record of our units, 38 holders of record of our shares of Class A common stock, 23 holders of record of our shares of Class B common stock, and 11 holders of record of our warrants.
(c) Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.
None.
(e) Recent Sales of Unregistered Securities
None.
(f) Use of Proceeds from the Initial Public Offering
On September 8, 2021, the Company consummated its initial public offering of 28,750,000 units, including 3,750,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full, and sold 143,750 representative shares to EF Hutton, a division of Benchmark Investments, LLC, which served as sole book-running manager of the Company’s initial public offering. The securities sold in the offering were registered under the Securities Act on Registration Statement on Form S-1 (No. 333-256472), which was declared effective on September 2, 2021. Each unit consists of one public share and one-half
of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $287,500,000.
A total of $293,250,000 of the proceeds from the initial public offering (which amount includes $10,062,500 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account, maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act.
The Company incurred offering costs of $15,668,029, consisting of deferred underwriting commissions of $10,062,500 , fair value of the representative shares of $1,437,500 and other offering costs of $4,168,029.
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a blank check company formed under the laws of the State of Delaware on December 11, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the placement units, our capital stock, debt or a combination of cash, stock and debt.
Recent Development
On October 20, 2021, we entered into a Merger Agreement with Merger Sub, TMTG, our sponsor, in the capacity as our representative for certain stockholders, and TMTG’s Chief Legal Officer, in the capacity as the representative for stockholders of TMTG.
Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the Closing, Merger Sub will merge with and into TMTG, with TMTG continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, (i) all shares of TMTG Stock issued and outstanding immediately prior to the Effective Time (other than those properly exercising any applicable dissenters rights under Delaware law) will be converted into the right to receive the Merger consideration; (ii) each outstanding option to acquire shares of TMTG Stock (whether vested or unvested) will be assumed by the Company and automatically converted into an option to acquire shares of the Company’s common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of TMTG Stock into the Merger consideration and (iii) each outstanding restricted stock unit of TMTG shall be converted into a restricted stock unit relating to shares of the Company’s common stock. At the Closing, the Company will change its name to “Trump Media & Technology Group Corp.”
Consummation of the TMTG Business Combination is subject to customary conditions of the respective parties, including regulatory approval and the approval of the Merger by our stockholders in accordance with our amended and restated certificate of incorporation and the completion of a redemption offer whereby we will be providing our public stockholders with the opportunity to redeem their shares of our common stock for cash equal to their pro rata share of the aggregate amount on deposit in our trust account. The Merger Agreement can be terminated by either party if any of the closing conditions have not been satisfied or waived by September 20, 2022 (the “Outside Date”), provided that the Company shall have the right to extend the Outside Date if it obtains an extension of the deadline by which it must complete its business combination (an “Extension”) for the shortest of (i) three months, (ii) the period ending on the last day for the Company to consummate a business combination after such Extension and (iii) such period as determined by the Company. As of the date of this Report, the Company anticipates that the TMTG Business Combination will be consummated on or before the Outside Date.
On December 4, 2021, in support of the TMTG Business Combination, the Company entered into certain SPAs with certain PIPE Investors, pursuant to which the PIPE Investors agreed to purchase up to an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock for a purchase price of $1,000 per share for an aggregate commitment of up to $1,000,000,000 in a PIPE” to be consummated concurrently with the TMTG Business Combination. The shares are currently convertible into 29,761,905 shares of the Company’s common stock, subject to upward adjustment. The PIPE is conditioned on the concurrent closing of the TMTG

Business Combination and other customary closing conditions and is terminable by the PIPE Investors if the TMTG Business Combination has not closed by the Outside Date. For more information on the TMTG Business Combination and the PIPE Investment, see “Item 1. Business.”
As indicated in the accompanying financial statements, on December 31, 2021, we had approximately $327,731 in cash. We have incurred and continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering and the search for targets for our initial business combination, including the proposed Merger with TMTG. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence in connection with our search for targets for our initial business combination.
For the year ended December 31, 2021, we had a net loss of $1,391,593, which consists primarily of formation and operating expenses.
Factors That May Adversely Affect Our Results of Operations
Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the
COVID-19
pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.
Liquidity and Capital Resources
Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of Class B common stock by our sponsor and loans from our sponsor.
On September 8, 2021, we consummated the initial public offering of 28,750,000 units, at a price of $10.00 per unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 1,133,484 placement units at a price of $10.00 per placement unit in a private placement to our sponsor, generating gross proceeds of $11,334,840.
Following the initial public offering and the sale of the placement units, a total of $293,250,000 was placed in a U.S.-based trust account, maintained by Continental, acting as trustee. We incurred $15,668,029 in transaction costs, including $3,593,750 of underwriting fees, $10,062,500 of deferred underwriting fees, fair value of representative shares of $1,437,500 and $574,279 of other offering costs.
For the year ended December 31, 2021, cash used in operating activities was $1,114,081 and was primarily comprised of a net loss of $1,391,593.

As of December 31, 2021, we had cash of $293,257,098 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had cash of $327,731 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the placement units. In November 2021, our sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2022, which loans will be non-interest
bearing, unsecured and will be payable upon the consummation of a business combination.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of December 31, 2021.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40. The Company has determined that the warrants qualify for equity treatment in the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Through December 31, 2021, our efforts had been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on December 11, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
The net proceeds of the initial public offering and the sale of the placement held in the trust account maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.
Reference is made to pages
F-1
through
F-20
comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective.
Management’s Annual Report on Internal Controls over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Not applicable.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Patrick Orlando	49	Chairman and Chief Executive Officer
Luis Orleans-Braganza	52	Chief Financial Officer
Lee Jacobson	56	Director
Bruce J. Garelick	52	Director
Justin Shaner	40	Director
Eric Swider	49	Director
Rodrigo Veloso	43	Director
Patrick Orlando
has served as Chairman and Chief Executive Officer since September 2021. Mr. Orlando has been serving as Special Advisor for BurTech Acquisition Corp. (Nasdaq: BRKH), a special purpose acquisition corporation, and Nubia Brand International Corp. (Nasdaq: NUBI), a special purpose acquisition corporation, since December 2021 and January 2022, respectively. He has also been serving as Director and Special Advisor of Maquia Capital Acquisition Corp. (Nasdaq: MAQC), a special purpose acquisition corporation, since May 2021, as well as Chairman and Chief Executive Officer of Benessere Capital Acquisition Corp. (Nasdaq: BENE), a special purpose acquisition corporation, since September 2020. In addition, he also served as Chief Executive Officer of Yunhong International (Nasdaq: ZGYH), a publicly listed special acquisition purpose corporation, since January 2020. Mr. Orlando is Chief Executive Officer of Benessere Capital, LLC, an investment consulting and investment banking firm he founded in Miami in October 2012. At Benessere Capital, LLC, he has advised on fundraising, capital deployment, mergers and acquisitions, private placements, and products marketing. From March 2014 to August 2018, Mr. Orlando also served as the Chief Financial Officer of Sucro Can Sourcing LLC, a sugar trading company he co-founded,
where he managed all financial matters including insurance and banking relationships. From November 2014 to August 2018, Mr. Orlando served as the Vice President of Sucro Can International LLC, a sugar processing company, where he focused on finance and processing technology. From March 2011 to March 2014, Mr. Orlando served as the Managing Director and the Head of Structuring and Derivatives of BT Capital Markets, LLC, a boutique investment bank in Miami, Florida, where he was involved in managing global derivatives and structuring activities. From September 2006 to March 2011, Mr. Orlando served in roles including Chief Technical Officer and Director of Pure Biofuels Corporation, a renewable fuel corporation headquartered in Houston, Texas with operations in Peru. From April 1998 to December 2003, Mr. Orlando served as the Director of Emerging Markets Fixed Income Derivatives of Deutsche Bank. Mr. Orlando earned degrees in Mechanical Engineering and Management Science from the Massachusetts Institute of Technology. We believe that Mr. Orlando is well-qualified to serve on our board of directors due to his extensive investing, science and engineering experience and in particular his experience as Chief Executive Officer and board member of other special purpose acquisition companies.
Luis Orleans-Braganza
 has served as our Chief Financial Officer since May 2021. Mr. Orleans-Braganza is a businessman and currently a member of Brazil’s National Congress, originally elected in 2018, representing the state of São Paulo. He founded Zap Tech in February of 2012 and remained there until 2015, during which time Zap Tech developed a mobile payment platform. As the CEO he was responsible for all aspects of product design, geo localization and payment protocols. In August of 2005 he founded IKAT do Brasil, an automobile and motorcycle company which developed new automotive technology in ignitions. Mr. Braganza was responsible for all aspects of general management including team building, business development, research and development and capital allocation. Prior to his political and entrepreneurial days, his professional trajectory began in the United States, where he harnessed experiences in planning, finance and mergers and acquisitions. Mr. Braganza was part of the sales and operations planning effort of Companie de Saint-Gobain, a French multinational, between January of 1994 and December of 1996. Later he extended his financial experience at JP Morgan investment banking division in London and at Lazard Frères in New York City. From April 2000 to May 2005, he acted as a director at Time Warner’s, AOL Latin America division where he was responsible for managing strategic alliances with media and telecom players in multiple countries in the region. Mr. Braganza earned a degree in Business Administration from the Fundação Armando Álvares Penteado.
Lee Jacobson
 has served as a director since December 2020. Since January 2018, he has been the co-founder
and Chief Executive Officer of Robot Cache US, Inc., a PC games digital distribution company. From January 2017 to January 2018, Lee was the Managing Director of Converge Direct, LLC, a digital advertising agency, where he managed all of the analytics and software development operations for its clients. From September 2012 through 2016, Lee was the Chief Executive Officer of Apmetrix Analytics Inc., which liquidated its assets in 2019 in a Chapter 7 bankruptcy proceeding. From September 2009 to September 2012, Lee was a Senior Vice President, Licensing and Digital Publishing for Atari, where he was responsible for global licensing activities for all consumer products and interactive categories for the Atari brand and global publishing operations for the console and mobile business units. From August 1998 to August 2009, Lee was a Vice President, Business Development and Licensing, for Midway Games Inc., during which time he managed the worldwide licensing and business development functions. Prior to 1998, Lee was a Director of Business Development for Virgin Interactive Entertainment beginning in January 1997. We believe Mr. Jacobson is well-qualified to serve as a member of our board of directors due to his experience in the video game and digital distribution sector, as well as for his extensive career in management positions.
Bruce J. Garelick
 has served as our director since September 2021. Mr. Garelick is a venture capitalist/entrepreneur/c-level
executive and disruptive technology investing enthusiast. Since August 2020, he has served as the chief-strategy-officer at Rocket One Capital. From May 2019 to August 2020, he served as Chief Financial Officer of Leaf Logix Technologies, Inc., a software company. From 2012 to May 2019, Mr. Garelick was the founder and Managing Partner of Garelick Capital Partners LP, a technology hedge fund. Prior thereto, from January 2005 to 2012, Mr. Garelick was a portfolio manager at Adge Capital LP. Mr. Garelick has dedicated his career to investing, molding, and guiding transformative growth technology companies. He has managed one of the largest technology hedge fund pools of capital in the world for a former Harvard University endowment investment manager to starting his own hedge fund, which grew into one of the top dedicated technology hedge funds in the world. He has since transitioned his investment focus and managerial skills to the private technology world, where he served as a lead investor and CFO of an industry defining software company to his current venture capital focus on early-stage technology companies at Rocket One Capital. Mr. Garelick received his MBA from The Wharton School at University of Pennsylvania and his bachelor’s degree at Vanderbilt University. He is a CFA (Chartered Financial Analyst) holder. We believe Mr. Garelick is well-qualified to serve as a member of our board of directors due to his experience as an investor and fund manager and growing businesses and his contacts and relationships.
Justin L. Shaner
 has served as our director since September 2021. Mr. Shaner founded and has been serving as Chief Executive Officer of Shaner Properties LLC, a real estate investment and development company, since February 2011. Since January 2021, Mr. Shaner has also served as a director of Benessere Capital Acquisition Corp., a special purpose acquisition company. Mr. Shaner served as the Vice President of Development for Shaner Hotels LP, one of the foremost award-winning hospitality owner-operators and management companies in the hospitality industry, from March 2018 to December 2021. Mr. Shaner has been serving as the Chief Executive Officer of Sobe Brooke Studios LLC, an independent film production company, since October 2012. From August 2013 to June 2016, Mr. Shaner served as a Partner and Producer of Radar Pictures in Los Angeles, California. From September 2007 to September 2015, Mr. Shaner served as the President and Chief Creative Officer of The JLS Agency, an award-winning digital marketing agency. Mr. Shaner also serves as a board member for Shaner Ciocco S.r.l., which developed and manages the Renaissance Tuscany Hotel. Mr. Shaner holds a Bachelor’s degree in Design and Visual Communications from the Pennsylvania State University. We believe Mr. Shaner is well-qualified to serve as a member of our board of directors due to his experience in business strategy, board experience, and experience investing in the technology sector.
Eric Swider
 has served as our director since September 2021. Mr. Swider has been serving as the Chief Executive Officer of RUBIDEX since January 2020, a start-up
company focusing on data security. Since February 2021, Mr. Swider has also served as a director of Benessere Capital Acquisition Corp., a special purpose acquisition company. Mr. Swider founded Renatus Advisors and has been serving as the Partner of Renatus LLC since June 2016, where he is responsible for FEMA grant management and government advisory services. From September 2016 to January 2018, Mr. Swider served as the Managing Director of Great Bay Global where he oversaw the launch of a new business division focused on investing in alternative strategies. From December 2014 to June 2016, Mr. Swider served as the Managing Director of OHorizons Global, where he oversaw expansion of a new investment team and was responsible for working on a global basis to expand its client base and investment portfolio. From February 2010 to December 2015, Mr. Swider served as the Managing Director of Oceano Beach Resorts, where he was responsible for growing its new property and resort management group. Mr. Swider received his education in Mechanics Engineering and Nuclear Science Studies at US Naval Engineering and Nuclear A Schools, an intensive two-year
program studying nuclear physics, heat transfer and fluid flow, advanced mathematical practices and engineering principles. We believe Mr. Swider is well-qualified to serve as a member of our board of directors due to his experience in business strategy, international expertise, and his contacts and relationships.
Rodrigo Veloso
 has served as our director since September 2021. Mr. Veloso was the founder and served as Chief Executive Officer of O.N.E. Coconut Water from 2005 to 2012, one of the original three ready-to-drink
coconut water beverage companies. Mr. Veloso led the growth of the O.N.E. brand into a multi-million dollar business with distribution in over 25,000 retail stores in the United States and Canada. Mr. Veloso secured strategic and private equity investors for the company – PepsiCo and Catterton Partners, respectively, which led to PepsiCo’s purchase of O.N.E. Coconut Water in 2012. Mr. Veloso is the founder of O.N.E. Natural Energy, a company targets a niche market that has been created by the development of an economically sustainable tire-to-energy plasma gasification technology. Mr. Veloso is the co-founder of O.N.E. Guyana, a company aiming at investing and contributing to a sustainable development of Guyana, one of the world’s fastest growing economies. He is co-founder of VENUS.LOVE, which is vertically integrated mammography company that manufactures x-ray mammograms and operates clinics to offer a high quality experience and image while democratizing access to mammograms. Mr. Veloso has been serving as the principal of Unik Capital since 2013, a boutique investment firm with investments in technology, consumer goods and housing, which currently operates in the United States and Brazil. Mr. Veloso has been serving as the board member of Segurar.com since 2012, Brazil’s first online insurance company. Mr. Veloso has been also serving since 2010 as the
Co-Founder
of BRIC Chamber, an organization established to encourage people from around the world to meet and talk about the development and advancement of programs and services in the fields of investment, entrepreneurship and innovation in Brasil, Russia, India, China (or BRIC) and other emerging countries. We believe that Mr. Veloso is well-qualified to serve on our board of directors due to his extensive investment experience and his experience in building businesses and securing investments in them.
Family Relationships
There are no family relationships among any of our directors or executive officers that are required to be disclosed by Regulation
S-K.
Number and Terms of Office of Officers and Directors
We have six directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Justin L. Shaner and Rodrigo Veloso will expire at our first annual meeting of stockholders. The term of office of the second class of directors, which consists of Eric Swider and Bruce J. Garelick, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Patrick Orlando and Lee Jacobson, will expire at the third annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in
rules and a limited exception, Nasdaq rules and
Rule 10A-3
under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.
Audit Committee
We have established an audit committee of the board of directors. Justin Shaner, Eric Swider and Lee Jacobson serve as members of our audit committee, and Eric Swider chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Justin Shaner, Eric Swider and Lee Jacobson meet the independent director standard under Nasdaq listing standards and under
Rule 10-A-3(b)(1) under
the Exchange Act.
Each member of the audit committee is financially literate and our board of directors has determined that Eric Swider qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. Justin Shaner, Eric Swider and Lee Jacobson serve as members of our compensation committee and Justin Shaner chairs the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Justin Shaner, Eric Swider and Lee Jacobson are independent.
We have adopted a compensation committee charter, which details the principal functions of the compensation, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, other than the payment to Benessere Enterprises Inc., an affiliate of our sponsor, of $15,000 per month, for up to 12 months (or up to 18 months if we extend the time for completion as permitted under our amended and restated certificate of incorporation), for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees will be Justin Shaner, Eric Swider and Lee Jacobson. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. Our Code of Ethics is available on the Company website, www.dwacspac.com, and the SEC website, www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on
Form 8-K.

Item 11.	Executive Compensation
None of our officers has received any cash compensation for services rendered to us. Commencing September 3, 2021, we have agreed to pay Benessere Enterprises Inc., an affiliate of our sponsor, a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of April 11, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 37,214,734 shares of our common stock, consisting of (i) 30,027,234 shares of our Class A common stock and (ii) 7,187,500 shares of our Class B common stock, issued and outstanding as of April 11, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one
basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock (2)		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Patrick Orlando (3)	1,133,484	3.8%	5,490,000	76.0%	17.8%
Luis Orleans-Braganza	—	—	10,000	*	*
Lee Jacobson	—	—	7,500	*	*
Bruce J. Garelick	—	—	7,500	*	*
Justin Shaner	—	—	7,500	*	*
Eric Swider	—	—	7,500	*	*
Rodrigo Veloso	—	—	7,500	*	*
All directors and executive officers as a group (7 individuals)	1,133,484	3.8%	5,537,500	77.0%	17.9%
Other 5% Stockholders
ARC Global Investments II LLC (the Sponsor) (3)	1,133,484	3.8%	5,490,000	76.0%	17.8%

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Digital World Acquisition Corp., 78 SW 7th Street, Miami, Florida 33130.
(2)
Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment.

(3)
ARC Global Investments II LLC, our Sponsor, is the record holder of the securities reported herein. Patrick Orlando, our Chairman and Chief Executive Officer, is the managing member of our sponsor. By virtue of this relationship, Mr. Orlando may be deemed to share beneficial ownership of the securities held of record by our sponsor ponsor. Mr. Orlando disclaims any such beneficial ownership except to the extent of his pecuniary interest.

Securities Authorized for Issuance under Equity Compensation Table
None.
Changes in Control
For more information on the TMTG Business Combination, see “
Item 1. Business
”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
On January 20, 2021, our sponsor purchased 2,875,000 founder shares (which were subsequently subject to a three-for-one
stock split, resulting in our sponsor holding 8,625,000 founder shares) for an aggregate purchase price of $25,000, or approximately $0.0087 per share. On May 19, 2021, our sponsor transferred 10,000 founder shares to our Chief Financial Officer and 7,500 founder shares to each of our independent directors. On September 2, 2021, our sponsor surrendered an aggregate of 1,437,500 shares of Class B common stock for no consideration, resulting in an aggregate of 7,187,500 shares outstanding. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (excluding the representative shares and the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Commencing on September 3, 2021, we have agreed to pay Benessere Enterprises Inc., an affiliate of our sponsor, a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
Prior to the consummation of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans were non-interest
bearing, unsecured and were due at the earlier of September 30, 2021 or the closing of our initial public offering. As of September 30, 2021, $0 was outstanding under the note.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
Our sponsor purchased an aggregate of 1,133,484 placement units at a price of $10.00 per unit for an aggregate purchase price of $11,334,840. Each placement unit consists of one share of Class A common stock and one-half
of one warrant. Each whole warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, the representative shares, the placement shares or the placement warrants, which will expire worthless if we do not consummate a business combination by September 8, 2022 (or March 8, 2023, if we extend the maximum time to complete a business combination). The placement units are identical to the units sold in our initial public offering except that the placement units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of our initial business combination except to permitted transferees and (b) the placement warrants, so long as they are held by our sponsor or its permitted transferees will be entitled to registration right.
Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by September 8, 2022 (or March 8, 2023, if we have extended the maximum time) and (iii) if we fail to consummate a business combination within 12 months (or up to 18 months, if we extend the time to complete a business combination) from the completion of our initial public offering or if we liquidate prior to the expiration of the
12-month
(or up to 18 months if we have extended the period of time) period. However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate by September 8, 2022 (or March 8, 2023, if we have extended the maximum time). In addition, the holders of the representative shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination within such periods of 12 months (or up to 18 months, if we extend the time to complete a business combination) from the closing of our initial public offering.
Pursuant to a registration rights agreement we have entered into with our initial stockholders, we may be required to register certain securities for sale under the Securities Act. These holders (including the holders of representative shares), and holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Lee Jacobson, Bruce J. Garelick, Justin L. Shaner, Eric Swider and Rodrigo Veloso are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Item 14
.
Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees of Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $73,018. The aggregate fees of Marcum LLP related to audit services in connection with our initial public offering totaled approximately $54,075. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “
Audit Fees
.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay Marcum LLP any audit-related fees.
Tax Fees
. We did not pay Marcum LLP for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees
. We did not pay Marcum LLP for any other services for the year ended December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on
F-1
on this Report.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.
Not applicable.

Digital World Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Digital World Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Digital World Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
New York, NY
April
1
3
, 2022

DIGITAL WORLD ACQUISITION CORP.
BALANCE SHEET
December 31, 2021

ASSETS
Current assets
Cash	$327,731
Prepaid assets	240,972

Total Current Assets	568,703
Prepaid assets	165,051
Cash Held in Trust Account	293,257,098

TOTAL ASSETS	$293,990,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$483,535
Franchise tax payable	200,000

Total Current Liabilities	683,535
Deferred underwriter fee payable	10,062,500

TOTAL LIABILITIES	10,746,035

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized; 28,750,000 shares outstanding, at redemption value	293,250,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,750,000 shares subject to redemption	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 issued and outstanding	719
Additional paid-in capital	—
Accumulated deficit	(10,006,029)

Total Stockholders’ Deficit	(10,005,183)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$293,990,852

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENT OF OPERATIONS

Year Ended December 31, 2021
Formation and operating costs	$1,191,593
Franchise tax expense	200,000

Loss from operation costs	(1,391,593)
Other income and expenses:
Interest earned on cash held in Trust Account	7,098

Net loss	$(1,384,495)

Weighted average shares outstanding of Class A common stock	9,404,134

Basic and diluted net income per Class A common stock	$(0.08)

Weighted average shares outstanding of Class B common stock	7,187,500

Basic and diluted net income per Class B common stock	$(0.08)

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENT OF CHANGES STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	—	—	—	—	—	—
Issuance of Class B common stock to sponsor (1)(2)	—	$—	7,187,500	$719	$24,281	$—	$25,000
Class A common stock accretion to redemption value	—	—	—	—	(12,796,508)	(7,184,020)	(19,980,528)
Issuance of Class A common stock to investor	1,133,484	113	—	—	11,334,727	—	11,334,840
Issuance of Class A common stock to representative	143,750	14	—	—	1,437,500	(1,437,514)	—

Net loss	—	—	—	—	—	(1,384,495)	(1,384,495)
Balance – December 31, 2021	1,277,234	$127	7,187,500	$719	—	$(10,006,029)	$(10,005,183)

(1)	The shares and the associated amounts have been retroactively restated to reflect the three-for-one stock split on July 1, 2021.
(2)
On September 2, 2021, the Sponsor surrendered an aggregate of 1,437,500 shares of Class B common stock for no consideration, resulting in an aggregate of 7,187,500 shares of Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 7).

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENT OF CASH FLOWS

Year Ended December 31, 2021
Cash flows from operating activities:
Net loss	$(1,384,495)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(7,098)
Changes in operating assets and liabilities:
Accrued expenses	483,535
Prepaid insurance	(406,023)
Franchise tax payable	200,000

Net cash used in operating activities	(1,114,081)

Cash flows from investing activities:
Investment of cash in Trust Account	(293,250,000)

Net cash used in investing activities	(293,250,000)

Cash flows from financing activities:
Proceeds from sale of Units	287,500,000
Proceeds from sale of private placement units	11,334,840
Proceeds from Sponsor note	223,557
Repayment of Sponsor note	(223,557)
Due from Sponsor	(1,702,958)
Payment of due from Sponsor	1,702,958
Payment of offering costs	(4,168,028)
Proceeds from issuance of Class B common stock to Sponsor	25,000

Net cash provided by financing activities	294,691,812

Net change in cash	327,731
Cash at beginning of period	—

Cash at end of period	$327,731

Non-cash investing and financing activities:
Initial classification of shares of Class A common stock subject to possible redemption	$293,250,000

Deferred underwriting fee payable	$10,062,500

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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
At December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public Offering (“Initial Public Offering”), which is described below and the search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and the concurrent Private Placement (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2021 (the “Registration Statement”). On September 8, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $287,500,000, and incurred offering costs of $23,566,497, consisting of deferred underwriting commissions of $10,062,500 (see Note 3), fair value of the representative shares (as defined in Note 7) of $1,437,500, fair value of Anchor Investor shares of $7,677,450, fair value of shares transferred to officers and directors of $221,018, and other offering costs of $4,168,029. The Units sold in the Initial Public Offering included Units that were subject to a
45-day
option granted to the underwriter to purchase up to an additional 3,750,000 Units at the Initial Public Offering price to cover over-allotment, which was exercised in full in connection with the consummation of the Initial Public Offering.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Incorporation, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.
The Sponsor and the Company’s officers and directors have agreed (a) to vote any shares of Class B common stock of the Company (the “Founder Shares”), the shares of Class A common stock included within the Placement Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) waive their redemption rights with respect to any Founder Shares, Private Shares held by them and any Public Shares purchased during or after the Initial Public Offering in connection with the completion of the Business Combination, (c) not to waive their redemption rights with respect to any Founder Shares, Private Shares held by them and any Public Shares purchased during or after the Initial Public Offering in connection with a stockholder vote to approve an amendment to the Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or certain amendments to its Amended and Restated Certificate of Incorporation prior thereto or to redeem

% of the Public Shares if the Company does not complete an initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Shares held by them if the Company fails to complete its initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period. The Company’s anchor investors have agreed to (1) vote any Founder Shares held by them in favor of the initial Business Combination, (2) waive their redemption rights with respect to any Founder Shares held by them in connection with the completion of the Company’s initial Business Combination, and (3) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete its initial Business Combination within the Combination Period.
The Company will have until September 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less $10.20.
The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Going Concern Consideration
Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan. In November 2021, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2022, which loans will be non-interest
bearing, unsecured and will be payable upon the consummation of a Business Combination.
However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as stated above, the Company has until September 8, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the caring amounts of assets or liabilities should the Company be required to liquidate after September 8, 2022.
Proposed Business Combination
On October 20, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DWAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Trump Media & Technology Group Corp., a Delaware corporation (“TMTG”), the Sponsor, in the capacity as the representative for certain stockholders of the Company, and TMTG’s Chief Legal Officer, in the capacity as the representative for stockholders of TMTG.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
On December 4, 2021, in support of the TMTG Business Combination, the Company entered into securities purchase agreements (the “SPAs”) with certain institutional accredited investors (the “PIPE Investors”), pursuant to which the investors agreed to purchase an aggregate
o
f
1,000,000

shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”), for a purchase price of
$
1,000

per
share of Preferred Stock, for an aggregate commitment
of
$
1,000,000,000

in

a private placement (the “PIPE”) to be consummated concurrently with the TMTG Business Combination. The shares of Preferred Stock have an initial conversion price per share of
$
33.60

and
are initially convertible into an aggregate of
29,761,905

shares
of common stock. The closing of the PIPE is conditioned on the concurrent closing of the TMTG Business Combination and other closing conditions as set forth in the SPA.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
NOTES TO FINANCIAL STATEMENTS

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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the balance sheet as of December 31, 2021 is reconciled in the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to public warrants	(9,727,562)
Class A common stock issuance costs	(22,528,112)
Plus:
Remeasurement of carrying value to redemption value	38,005,674

Class A common stock subject to possible redemption	$293,250,000

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
as of December 31, 2021 and
no
amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States and Florida as major tax jurisdictions. The Company is subject to examination by these taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Loss Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating income loss per share of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income loss per common share as the redemption value approximates fair value.
The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At
December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40. The Company has determined that the warrants qualify for equity treatment in the Company’s financial statements.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,133,484 Placement Units at a price of $10.00 per Placement Unit (or $11,334,840 in the aggregate). The Sponsor initially
transferred $13,203,590 to the Trust Account on September 8, 2021. The excess proceeds
($1,869,110)
over the proceeds of the Private Placement were transferred
back
to the Company’s operating account and returned to the Sponsor.
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

NOTE 5. RELATED PARTY TRANSACTIONS
Class B Common stock
During the year ended December 31, 2021, the Company issued an aggregate of 8,625,000 shares of Class B common stock or Founder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On July 2, 2021, the Sponsor transferred 10,000 Founder Shares to its Chief Financial Officer and 7,500 Founder Shares to each of its independent directors. The Company estimated the fair value of these transferred shares to be $221,000. On September 2, 2021, the Sponsor surrendered to the Company an aggregate of 1,437,500 shares of Class B common stock for cancellation for no consideration, resulting in an aggregate of 7,187,500 shares of Class B common stock issued and outstanding. The number of Founder Shares issued represented 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities). All shares and associated amounts have been retroactively restated to reflect the surrender of these shares.
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
Promissory Note — Related Party
On December 11, 2020, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, of which $0 was outstanding under the note as of December 31, 2021. The note was non-interest
bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Administrative Services Arrangement
An affiliate of the Sponsor has agreed, commencing from the date when the Company’s Registration Statement was declared effective through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $15,000 per month for these services. $56,000 of expense was recorded for the year ended December 31, 2021.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. In November 2021, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2022, which loans will be non-interest
bearing, unsecured and will be payable upon the consummation of a Business Combination.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, the holders of representative shares as well as the holders of the Placement Units (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, are entitled to registration rights pursuant to an agreement signed on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriters and/or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

issued

in the Initial Public Offering, or
143,750
shares of Class A common stock. In addition, the underwriters are entitled to a deferred underwriting commissions of three point five percent (
3.50
%) of the gross proceeds of the Initial Public Offering, or $
10,062,500
upon closing of the Business Combination. The deferred underwriting commissions will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.
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

NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 8, 2021, the Company issued 143,750 shares of Class A common stock (“representative shares”) to the underwriter. The Company accounts for the representative shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity, at an estimated fair value of $1,437,500. At December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding that are subject to possible redemption, and accordingly, such share have been classified outside of permanent equity. At December 31, 2021, there were 1,277,234 shares of Class A common stock included in stockholders’ equity.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On September 2, 2021, the Sponsor surrendered an aggregate of 1,437,500 shares of Class B common stock for cancellation for no consideration. At December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding, of which 1,650,000 shares were transferred to qualified institutional buyers. The shares of Class B Common Stock held by the Sponsor, officers and directors of the Company and institutional buyers represent 20% of the issued and outstanding shares after the Initial Public Offering (assuming those initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares). Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one
basis, subject to certain adjustments.
Warrants
— The warrants will become exercisable 30 days

after the consummation of a Business Combination. The warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Once the warrants become exercisable, the Company may redeem the warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	at any time after the warrants become exercisable;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

•
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

•	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.
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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities, for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

warrants

will be adjusted (to the nearest cent) to be equal to

% of the greater of the Market Value and the Newly Issued Price, and the $
18.00
per share redemption trigger price will be adjusted (to the nearest cent) to be equal to

% of the greater of the Market Value and the Newly Issued Price.
The Private Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the Public Warrants and may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination and will be entitled to registration rights.

NOTE 8. TAXES
The Company’s net deferred tax assets is as follows:

For the Year Ended December 31, 2021
Deferred tax assets:
Net operating losses	$45,896
Start up costs	283,512

Total deferred tax assets	329,408

Valuation Allowance	(329,408)

Deferred tax asset, net of allowance	$—

Below is breakdown of the income tax provision.

For the Year Ended December 31, 2021
Federal
Current	$—
Deferred	(290,744)
State and local
Current	—
Deferred	(38,664)
Change in valuation allowance	329,408

Income tax provision	$—

As of December 31, 2021, the Company had $192,902 of U.S. federal and state operating loss carryovers that do not expire and are available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $329,408.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

For the Year Ended December 31, 2021
U.S. federal statutory rate	21.0%
State tax, net of federal benefit	2.79%
Valuation allowance	(23.79)%

Income tax provision	—

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses and state taxes. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The
Company
considers Florida to be a significant state tax jurisdiction.
NOTE 9. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up to the date the Company issued the financial statements. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 2, 2021, by and between the Company and EF Hutton, a division of Benchmark Investments, Inc. (4)

2.1	Agreement and Plan of Merger, dated as of October 20, 2021, by and among DWAC, Merger Sub, Company Representative, TMTG and TMTG Representative (5) +

3.1	Amended and Restated Certificate of Incorporation (4)

3.2	By Laws (1)

3.3	Form of Certificate of Designation of Preferred Stock (6)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement, dated September 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (4)

4.5	Description of Registered Securities.*

10.1	Letter Agreement among the Registrant and our officers, directors and ARC Global Investments II LLC (4)

10.2	Amended and Restated Promissory Note, dated August 20, 2021, issued to ARC Global Investments II LLC (3)

10.3	Investment Management Trust Agreement, dated September 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (4)

10.4	Registration Rights Agreement, dated September 2, 2021, by and among the Company and certain security holders (4)

10.5	Securities Subscription Agreement, dated January 20, 2021, between the Registrant and ARC Global Investments II LLC (1)

10.6	Unit Subscription Agreement, dated September 2, 2021, between the Company and the Sponsor (4)

10.7	Administrative Support Agreement by and between the Company and Benessere Enterprises Inc. (4)

10.8	Form of Voting Agreement (5)

10.9	Form of Lock-Up Agreement (5)

10.10	Form of Securities Purchase Agreement, dated as of December 4, 2021, by and between DWAC and the investors named therein (6)

10.11	Form of Registration Rights Agreement, dated as of December 4, 2021, by and between DWAC and the investors named therein (6)

14	Form of Code of Ethics (2)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

Exhibit No.	Description

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

99.1	Audit Committee Charter (2)

99.2	Compensation Committee Charter (2)

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+
Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). DWAC agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

(1)	Incorporated herein by reference to relevant exhibits to the Company’s Registration Statement on Form S-1, filed with the SEC on May 26, 2021.
(2)	Incorporated herein by reference to relevant exhibits to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 26, 2021.
(3)	Incorporated herein by reference to relevant exhibits to the Company’s Registration Statement on Form S-1/A, filed with the SEC on August 20, 2021.
(4)	Incorporated herein by reference to relevant exhibits to the Company’s Registration Statement on Form 8-K, filed with the SEC on September 9, 2021.
(5)	Incorporated herein by reference to relevant exhibits to the Company’s Registration Statement on Form 8-K, filed with the SEC on October 26, 2021.
(6)	Incorporated herein by reference to relevant exhibits to the Company’s Registration Statement on Form 8-K, filed with the SEC on December 6, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 13, 2022	DIGITAL WORLD ACQUISITION CORP.
	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Patrick Orlando Patrick Orlando	Chief Executive Officer (Principal Executive Officer)	April 13, 2022

/s/ Luis Orleans-Braganza Luis Orleans-Braganza	Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2022

/s/ Lee Jacobson Lee Jacobson	Director	April 13, 2022

/s/ Bruce J. Garelick Bruce J. Garelick	Director	April 13, 2022

/s/ Justin Shaner Justin Shaner	Director	April 13, 2022

/s/ Eric Swider Eric Swider	Director	April 13, 2022

/s/ Rodrigo Veloso Rodrigo Veloso	Director	April 13, 2022