Form 10-Q
period 2022-03-31
Digital World Acquisition Corp.
filed 2022-05-19
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
of the Exchange Act):     Yes  ☒    No  ☐
As of May 19, 2022, there were 30,027,234 shares of Class A common stock and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DIGITAL WORLD ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

DIGITAL WORLD ACQUISITION CORP.
BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$41,492	$327,731
Prepaid assets	240,972	240,972

Total Current Assets	282,464	568,703
Prepaid assets	105,633	165,051
Cash Held in Trust Account	293,286,629	293,257,098

TOTAL ASSETS	$293,674,726	$293,990,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,701,798	$483,535
Franchise tax payable	250,000	200,000
Working Capital Loans	300,000	—

Total Current Liabilities	2,251,798	683,535
Deferred underwriter fee payable	10,062,500	10,062,500

TOTAL LIABILITIES	12,314,298	10,746,035

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized; 28,750,000 shares outstanding, at redemption value	293,250,000	293,250,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,750,000 shares subject to redemption	127	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(11,890,418)	(10,006,029)

Total Stockholders’ Deficit	(11,889,572)	(10,005,183)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$293,674,726	$293,990,852

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Formation and operating costs	$1,863,920	$485
Franchise tax expense	50,000	—

Loss from operation costs	(1,913,920)	(485)
Other income and expenses:
Interest earned on cash held in Trust Account	29,531	—

Net loss	$(1,884,389)	$(485)

Weighted average shares outstanding of Class A common stock	30,027,234	—

Basic and diluted net income per Class A common stock	$(0.05)	$(0.00)

Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500

Basic and diluted net income per Class B common stock	$(0.05)	$(0.00)

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	1,277,234	$127	7,187,500	$719	$—	$(10,006,029)	(10,005,183)
Net loss	—	—	—	—	—	(1,884,389)	(1,884,389)

Balance – March 31, 2022	1,277,234	$127	7,187,500	$719	—	$(11,890,418)	$(11,889,572)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – December 31, 2020	—	—	—	—	—	—	—
Issuance of Class B common stock to sponsor (1)(2)	—	$—	7,187,500	$719	$24,281	$—	$25,000
Net loss	—	—	—	—	—	(485)	(485)

Balance – December 31, 2021	1,277,234	$127	7,187,500	$719	24,281	$(485)	$24,515

(1)	The shares and the associated amounts have been retroactively restated to reflect the three-for-one stock split on July 1, 2021.
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

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows from operating activities:
Net loss	$(1,884,389)	$(485)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(29,531)	—
Changes in operating assets and liabilities:
Accrued expenses paid by promissory note	—	485
Accrued expenses	1,218,263	—
Prepaid insurance	59,418	—
Franchise tax payable	50,000	—

Net cash used in operating activities	(586,239)	—

Cash flows from financing activities:
Proceeds from Working Capital Loans	300,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000

Net cash provided by financing activities	300,000	25,000

Net change in cash	(286,239)	25,000
Cash at beginning of period	327,731	—

Cash at end of period	$41,492	$25,000

Non-cash investing and financing activities:
Accrued deferred offering costs	$—	$62,500

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
At March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public Offering (“Initial Public Offering”), which is described below and the search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and the concurrent Private Placement (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2021 (the “Registration Statement”). On September 8, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $287,500,000, and incurred offering costs of $23,566,497, consisting of deferred underwriting commissions of $10,062,500 (see Note 3), fair value of the representative shares (as defined in Note 7) of $1,437,500, fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of

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
NOTES TO FINANCIAL STATEMENTS

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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Going Concern Consideration
Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of
March 31, 2022 and
December 31, 2021, there were no amounts outstanding under any Working Capital Loan. In November 2021, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through
September 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination), which loans will be non-interest bearing, unsecured and will be payable upon the consummation of a Business Combination.
However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”)
2014-15,
“Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as stated above, the Company has until September 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Proposed Business Combination
The Company entered into an Agreement and Plan of Merger, dated as of October 20, 2021 (as amended by the First Amendment to Agreement and Plan of Merger, dated May 11, 2022, and as it may be further amended or supplemented from time to time, the “Merger Agreement”) with DWAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Trump Media & Technology Group Corp., a Delaware corporation (“TMTG”), the Sponsor, in the capacity as the representative for certain stockholders of the Company, and TMTG’s General Counsel, in the capacity as the representative for stockholders of TMTG.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of TMTG Stock as of immediately prior to the Effective Time (“TMTG Stockholders” and, together with the holders of TMTG options and restricted stock units immediately prior to the Effective Time, the “TMTG Security Holders”) will be an amount equal to $875,000,000, subject to adjustments for TMTG’s closing debt, net of cash and unpaid transaction expenses (the “Merger Consideration”), plus the additional contingent right to receive certain earnout shares after the Closing, provided that it shall exclude any additional shares issuable upon conversion of certain TMTG convertible notes. The Merger Consideration to be paid to TMTG Stockholders will be paid solely by the delivery of new shares of the Company’s common stock, with each valued at the price per share at which each share of the Company’s common stock is redeemed or converted pursuant to the redemption by the Company of its public stockholders in connection with the Company’s initial Business Combination, as required by the Company’s Amended and Restated Certificate of Incorporation, by-laws and the Company’s Initial Public Offering prospectus. The Merger Consideration will be subject to a post-Closing true up
90 days after the Closing.
On December 4, 2021, in support of the Transactions, the Company entered into securities purchase agreements (the “SPAs”) with certain institutional accredited investors (the “PIPE Investors”), pursuant to which the investors agreed to purchase an aggregate of
 1,000,000
shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”), at a purchase price of
$1,000
per share of Preferred Stock, for an aggregate commitment of
$1,000,000,000
in a private placement (the “PIPE”) to be consummated concurrently with the Transactions. The shares of Preferred Stock have an initial conversion price per share of
$33.60
and are initially convertible into an aggregate of
29,761,905
shares of common stock. The closing of the PIPE is conditioned on the concurrent closing of the Transactions and other closing conditions as set forth in the SPA.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.
In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2022 and for the three months ended March 31, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 or December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Administrative Services Arrangement
An affiliate of the Sponsor has agreed, commencing from the date when the Company’s Registration Statement was declared effective through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $15,000 per month for these services. $45,000 of expense was recorded for the three months ended March 31, 2022.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, initially up to
$1,500,000
of notes could have been converted upon consummation of a Business Combination into additional units at a price of

$10.00
per unit. The amount of such loans that can be converted to units has subsequently been increased to $30,000,000. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. In November 2021, the Sponsor committed to provide loans of up to an aggregate of
$1,000,000
to the Company through September 8, 20
22 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination), wh ich loans will be non-interest bearing, unsecured and will be payable upon the consummation of a Business Combination. As of March 31, 2022 and December 31, 2021 there were $
300,000
and $
0
outstanding under this loan, respectively.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 8, 2021, the Company issued 143,750 shares of Class A common stock (“representative shares”) to the underwriter. The Company accounts for the representative shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity, at an estimated fair value of $1,437,500. At March 31, 2022 and December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding that are subject to possible redemption, and accordingly, such share have been classified outside of permanent equity. At March 31, 2022 and December 31, 2021, there were 1,277,234 shares of Class A common stock included in stockholders’ equity.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On September 2, 2021, the Sponsor surrendered an aggregate of 1,437,500 shares of Class B common stock for cancellation for no consideration. At March 31, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding, of which 1,650,000 shares were transferred to qualified institutional buyers. The shares of Class B Common Stock held by the Sponsor, officers and directors of the Company and institutional buyers represent 20% of the issued and outstanding shares after the Initial Public Offering (assuming those initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares). Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one
basis, subject to certain adjustments.
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
Once the warrants become exercisable, the Company may redeem the warrants:

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	at any time after the warrants become exercisable;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $
18.00
per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for any
20
trading days within a
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
In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities, for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $
9.20
per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than
60
% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the
20
trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $
9.20
per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the greater of the Market Value and the Newly Issued Price, and the $
18.00
per share redemption trigger price will be adjusted (to the nearest cent) to be equal to
180
% of the greater of the Market Value and the Newly Issued Price.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
NOTE 8. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up to the date the Company issued the financial statements. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
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
Proposed Business Combination
The Company entered into the Merger Agreement, dated as of October 20, 2021 (as amended by the First Amendment to Agreement and Plan of Merger, dated May 11, 2022, and as it may be further amended or supplemented from time to time) with Merger Sub, TMTG, the Sponsor in the capacity as the representative for certain stockholders of the Company, and TMTG’s General Counsel, in the capacity as the representative for stockholders of TMTG. Subject to the terms and conditions set forth therein, (i) upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into TMTG (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with TMTG continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, (i) all shares of TMTG common stock (together, “TMTG Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than those properly exercising any applicable dissenters rights under Delaware law) will be converted into the right to receive the Merger Consideration; (ii) each outstanding option to acquire shares of TMTG common stock (whether vested or unvested) will be assumed by the Company and automatically converted into an option to acquire shares of the Company common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of TMTG common stock into the Merger Consideration and (iii) each outstanding restricted stock unit of TMTG shall be converted into a restricted stock unit relating to shares of the Company’s common stock. At the Closing, the Company will change its name to “Trump Media & Technology Group Corp.”.

The aggregate Merger Consideration to be paid pursuant to the Merger Agreement to the TMTG Stockholders as of immediately prior to the Effective Time will be an amount equal to $875,000,000, subject to adjustments for TMTG’s closing debt, net of cash and unpaid transaction expenses, plus the additional contingent right to receive certain earnout shares after the Closing, provided that it shall exclude any additional shares issuable upon conversion of certain TMTG convertible notes. The Merger Consideration to be paid to TMTG Stockholders will be paid solely by the delivery of new shares of the Company’s common stock, with each valued at the price per share at which each share of the Company’s common stock is redeemed or converted pursuant to the redemption by the Company of its public stockholders in connection with the Company’s initial Business Combination, as required by the Company’s Amended and Restated Certificate of Incorporation and
by-laws
and the Company’s Initial Public Offering prospectus. The Merger Consideration will be subject to a post-Closing true up 90 days after the Closing.
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
The Merger Agreement and related agreements are further described in the registration statement on Form
S-4
(as amended, the “Form
S-4”),
which was filed with the SEC on May 16, 2022 and includes a preliminary proxy statement of the Company, and a prospectus in connection with the proposed Transactions. For additional information regarding the Merger Agreement and the Transactions contemplated therein, including a discussion of risks and uncertainties associated with the Merger and TMTG, please see the Form
S-4,
which was initially filed with the SEC on May 16, 2022.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering and the search for targets for our initial Business Combination, including the proposed Merger with TMTG. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence in connection with our search for targets for our initial Business Combination.

For the three months ended March 31, 2022, we had a net loss of $1,884,389, which consists primarily of general and administrative costs of $1,863,920. For the three months ended March 31, 2021, we had a net loss of $485, which consists of general and administrative costs of $485.
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
For the three months ended March 31, 2022, net decrease in cash was $286,239 and was comprised of net cash used in operating activities of $586,239 and net cash provided by financing activities of
$300,000.
Net cash used in operating activities of $586,239 consisted of a net loss of $1,884,389 partially offset by a change in accrued expenses of $1,281,263. Net cash provided by financing activities of
$300,000
consisted of proceeds from working capital loans.
For the three months ended March 31, 2021, net increase in cash was $25,000 and was comprised of net cash provided by financing activities of $25,000. Net cash provided by financing activities of $25,000 consisted of proceeds from issuance of Class B common stock to Sponsor.
As of March 31, 2022, we had cash of $293,286,629 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $41,492 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Initially up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The amount of such loans that can be converted to Working Capital Units has subsequently been increased to $30,000,000. The units would be identical to the Placement Units. In November 2021, our Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 20
22 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination), wh ich loans will be
non-interest
bearing, unsecured and will be payable upon the consummation of a Business Combination. At March 31, 2022, $300,000 was outstanding under this commitment.
We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. Additionally, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Management believes that the Company has sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or September 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination), the liquidation date should a Business Combination not be consummate. Over this time period, the Company will be using the funds held outside of the Trust Account and additional funds it will need to raise for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
The Company has until September 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are cooperating with a Financial Industry Regulatory Authority, Inc. (“FINRA”) inquiry concerning events (specifically, a review of trading) that preceded the public announcement of the Merger Agreement. According to FINRA’s request, the inquiry should not be construed as an indication that FINRA has determined that any violations of Nasdaq rules or federal securities laws have occurred, nor as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.
We are also cooperating with an SEC investigation, including responding to a document request and subpoena from the SEC seeking various documents and information regarding, among other things, meetings of our Board of Directors; communications with and the evaluation of potential targets, including TMTG; communications relating to TMTG; agreements with and payments made to certain advisors; investors, including investor meetings and agreements; the appointment of certain of our officers and directors; policies and procedures relating to trading; and documents sufficient to identify banking, telephone, and email addresses. According to the SEC’s request and subpoena, the investigation does not mean that the SEC has concluded that anyone violated the law or that the SEC has a negative opinion of us or any person, entity, or security. Any resolution of the inquiry or investigation, as well as proceedings by the SEC, FINRA, or other governmental or regulatory authorities, could result in the imposition of significant fines, penalties, injunctions, prohibitions on the conduct of our business, damage to our reputation and other sanctions against us, including restrictions on our activities.
Lee Jacobson was previously the Chief Executive Officer of Apmetrix, Inc., a Delaware corporation. Apmetrix, Inc. was an enterprise data management company that had a dispute with its licensor over the adequacy of the technology being licensed and the corresponding royalty payments, ultimately filing a bankruptcy petition that began on December 15, 2016 and terminated on December 13, 2019. To the knowledge of our management, with the exception of the above disclosure, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.
Item 1A. Risk Factors.
As of the date of this Quarterly Report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our final prospectus dated September 2, 2021 and filed with the SEC on September 8, 2021, our annual report on Form
10-K
for the year ended December 31, 2021 and filed with the SEC on April 13, 2022, and our registration statement on Form
S-4
that was initially filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete our Business Combination, and may constrain the circumstances under which we could complete our Business Combination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
On May 11, 2022, the Company entered into the First Amendment to Agreement and Plan of Merger, dated as of May 11, 2022 (the “First Amendment”), with Merger Sub, TMTG, the Sponsor in the capacity as our representative, and TMTG’s General Counsel in the capacity as the representative of TMTG. The First Amendment provides, among other things, automatic conversion of TMTG’s convertible note into our shares of common stock upon the consummation of the Business Combination, and clarifies at the closing of the Business Combination (the “
Closing
”), a number of shares of Dour common stock (the “
Escrow Amount
”) (together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “
Escrow Shares
”) equal to the quotient obtained by dividing (i) five percent (5%) of the initial merger consideration (meaning $875,000,000) (as determined on the Closing date, the “
Merger Consideration
”) by (ii) the Purchaser Share Price, as defined in the Merger Agreement, otherwise issuable to the TMTG stockholders (allocated pro rata among the TMTG stockholders based on the Merger Consideration otherwise issuable to them at the Closing) will be deposited into a segregated escrow account with Continental Stock Transfer & Trust Company (or such other escrow agent reasonably acceptable to us and TMTG), as escrow agent, and held in escrow together with any dividends, distributions or other income on the Escrow Shares in accordance with an escrow agreement to be entered into in connection with the Business Combination. For a full description of the Merger Agreement, as amended by the First Amendment, please see the Registration Statement on Form S-4, which was initially filed on May 16, 2022.
On May 12, 2022, we entered into an amendment (the “Amendment to the Insider Letter”) to that certain letter agreement, dated September 2, 2021 (“Insider Letter”), with the Sponsor and our directors, officers or other initial shareholders named therein (the “Insiders”). Pursuant to the Insider Letter, among other matters, the Sponsor and the Insiders agreed in Section 9 thereof, that the Sponsor, an affiliate of the Sponsor or certain of our officers and directors may make non-interest bearing loans to us to finance transaction costs in connection with our Business Combination and that, at the option of the lender, up to $1,500,000 of such loans may be convertible into our units, at a price of $10.00 per unit, upon consummation of the Business Combination. Under the Amendment to the Insider Letter, each of the Sponsor and the Insiders have agreed to revise the terms of the Insider Letter to increase the aggregate principal amount of loans by the Sponsor, its affiliates or our officers and directors that can be converted into our units from $1,500,000 to $30,000,000. The securities issuable upon conversion of such loans are subject to stockholder approval at the special meeting of Digital World stockholders to be held to approve the Business Combination. The full text of the Amendment to the Insider Letter is included as Exhibit 10.1 to this Quarterly Report.
Copies of the First Amendment and Amendment to the Insider Letter were filed with the our Registration Statement on Form S-4 on May 16, 2022 as part of Exhibit 2.1 and Exhibit 10.12, respectively, and are incorporated herein by reference, and the foregoing description of such documents are qualified in their entirety by reference thereto.
On May 18, 2022, we filed a Certificate of Correction (the “Certificate of Correction”), with the State of Delaware to correct an inadvertent error in our Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 2, 2021 (the “Restated Charter”). The Restated Charter stated that the amount to be deposited into a trust account in connection with an extension of the period of time for us to consummate its initial business combination is $3,000,000 (or $3,450,000 if the underwriters’ over-allotment option is exercised in full) for each three-month extension; this amount should be $2,500,000 (or $2,875,000 if the underwriters’ over-allotment option is exercised in full). The Certificate of Correction modified Article IX of the Restated Charter to correctly state such amount. Other than disclosed herein, no additional changes have been made to Restated Charter. The full text of the Certificate of Correction is included as Exhibit 3.1 to this Quarterly Report.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

3.1*	Certificate of Correction to the Amended and Restated Certificate of Incorporation.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL WORLD ACQUISITION CORP.

Date: May 19, 2022	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2022	By:	/s/ Luis Orleans-Braganza
	Name:	Luis Orleans-Braganza
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)