Form 10-Q
period 2022-06-30
Digital World Acquisition Corp.
filed 2022-08-23
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-40779

Digital World Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-4293042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3109 Grand Ave
#450 Miami, FL 33133
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
of the Exchange Act):    Yes  ☒    No  ☐
As of August
19
, 2022, there were 30,027,234 shares of Class A common stock and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DIGITAL WORLD ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL WORLD ACQUISITION CORP.
BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$2,968	$327,731
Prepaid assets	240,972	240,972

Total Current Assets	243,940	568,703
Prepaid assets	46,215	165,051
Cash Held in Trust Account	293,682,625	293,257,098

TOTAL ASSETS	$293,972,780	$293,990,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$6,139,539	$483,535
Franchise tax payable	300,000	200,000
Working capital loans	451,700	—

Total Current Liabilities	6,891,239	683,535
Deferred underwriter fee payable	10,062,500	10,062,500

TOTAL LIABILITIES	16,953,739	10,746,035

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized; 28,750,000 shares outstanding, at redemption value	293,282,625	293,250,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,750,000 shares subject to redemption	127	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(16,264,430)	(10,006,029)

Total Stockholders’ Deficit	(16,263,584)	(10,005,183)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$293,972,780	$293,990,852

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Formation and operating costs	$4,702,670	$740

Loss from operation costs	(4,702,670)	(740)
Other income and expenses:
Interest earned on cash held in Trust Account	395,996	—

Loss before income taxes	(4,306,674)	(740)
Income tax expense	(34,713)	—
Net loss	$(4,341,387)	$(740)
Weighted average shares outstanding of Class A common stock	30,027,234	—
Basic and diluted net income per Class A common stock	$(0.12)	$(0.00)

Weighted average shares outstanding of Class B common stock	7,187,500	7,500,000
Basic and diluted net income per Class B common stock	$(0.12)	$(0.00)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Formation and operating costs	$6,616,590	$1,225

Loss from operation costs	(6,616,590)	(1,225)
Other income and expenses:
Interest earned on cash held in Trust Account	425,527	—

Loss before income taxes	(6,191,063)	(1,225)
Income tax expense	(34,713)	—
Net loss	$(6,225,776)	$(1,225)

Weighted average shares outstanding of Class A common stock	30,027,234	—
Basic and diluted net income per Class A common stock	$(0.17)	$(0.00)
Weighted average shares outstanding of Class B common stock	7,187,500	7,500,000

Basic and diluted net income per Class B common stock	$(0.17)	$(0.00)
The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	1,277,234	$127	7,187,500	$719	$—	$(10,006,029)	$(10,005,183)
Net loss	—	—	—	—	—	(1,884,389)	(1,884,389)

Balance - March 31, 2022	1,277,234	127	7,187,500	719	—	(11,890,418)	(11,889,572)
Net loss	—	—	—	—	—	(4,341,387)	(4,341,387)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(32,625)	(332,625)
Balance - June 30, 2022	1,277,234	$127	7,187,500	$719	$—	$(16,264,430)	$(16,263,584)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	—	—	—	—	—	—
Issuance of Class B common stock to sponsor (1)(2)	—	$—	7,187,500	$719	$24,281	$—	$25,000
Net loss	—	—	—	—	—	(485)	(485)

Balance - March 31, 2021	1,277,234	127	7,187,500	719	24,281	(485)	24,515
Net loss	—	—	—	—	—	(740)	(740)
Balance - June 30, 2021	1,277,234	$127	7,187,500	$719	$24,281	$(1,225)	$23,775

(1)	The shares and the associated amounts have been retroactively restated to reflect the three-for-one stock split on July 1, 2021.
(2)
On September 2, 2021, the Sponsor surrendered an aggregate of 1,437,500 shares of Class B common stock for no consideration, resulting in an aggregate of 7,187,500 shares of Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 7).

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities:
Net loss	$(6,225,776)	$(1,225)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(425,527)	—
Changes in operating assets and liabilities:
Accrued expenses paid by promissory note	—	485
Accrued expenses	5,656,004	—
Prepaid insurance	118,836	—
Franchise tax payable	100,000	—

Net cash used in operating activities	(776,463)	(740)

Cash flows from financing activities:
Proceeds from working capital loan	451,700	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000

Net cash provided by financing activities	451,700	25,000

Net change in cash	(324,763)	24,260
Cash at beginning of period	327,731	—

Cash at end of period	$2,968	$24,260

Non-cash investing and financing activities:
Accrued deferred offering costs	$—	$82,460
Remeasurement of Class A common stock	$32,625	—
The accompanying notes are an integral part of these unaudited financial statements.

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
At June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and the search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and the concurrent Private Placement (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
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
Going Concern Consideration
Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, $451,700 and $0 were outstanding under Working Capital Loans, respectively. In November 2021, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination), which loans will be non-interest
bearing, unsecured and will be payable upon the consummation of a Business Combination.
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
In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 or December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States and Florida as major tax jurisdictions. The Company is subject to examination by these taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months
.
The effective tax rate was (0.81) percent and (0.56) percent for the quarter and six months ended June 30, 2022, respectively, and 0.00 percent for the quarter and six months ended June 30, 2021, respectively
.
Net Loss Per Share
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
The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented
.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Administrative Services Arrangement
An affiliate of the Sponsor has agreed, commencing from the date when the Company’s Registration Statement was declared effective through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $15,000 per month for these services. $45,000 and $90,000 of expense was recorded for the three and six months ended June 30, 2022, respectively.
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

In

November 2021, the Sponsor committed to provide loans of up to an aggregate of

$
1,000,000
to the Company through September 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination), which loans will be non-interest
bearing, unsecured and will be payable upon the consummation of a Business Combination. As of June 30, 2022 and December 31, 2021, there were $
451,
7
00
and $0 outstanding under this loan, respectively.
On May 12, 2022, the Company entered into an amendment (the “Amendment to the Insider Letter”) to that certain letter agreement, dated September 2, 2021 (“Insider Letter”), with the Sponsor and the Company’s directors, officers or other initial shareholders named therein (the “Insiders”). Pursuant to the Insider Letter, among other matters, the Sponsor and the Insiders agreed in Section 9 thereof, that the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may make non
-interest bearing loans to the Company to finance transaction costs in connection with the Business Combination and that, at the option of the lender, up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, upon consummation of the Business Combination. Under the Amendment to the Insider Letter, each of the Sponsor and the Insiders have agreed to revise the terms of the Insider Letter to increase the aggregate principal amount of loans by the Sponsor, its affiliates or our officers and directors that can be converted into units from $1,500,000 to $30,000,000. The securities issuable upon conversion of such loans are subject to stockholder approval at the special meeting of the Company’s stockholders to be held to approve the Business
Combination. As of June 30, 2022, no such loans were outstanding.
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
Legal Matters
The Company is cooperating with a Financial Industry Regulatory Authority, Inc. (“FINRA”) inquiry concerning events (specifically, a review of trading) that preceded the public announcement of the Merger Agreement. According to FINRA’s request, the inquiry should not be construed as an indication that FINRA has determined that any violations of Nasdaq rules or federal securities laws have occurred, nor as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.
The Company is also cooperating with an SEC investigation, including responding to several document requests and subpoenas from the SEC to the Company and certain of its directors seeking various documents and information regarding, among other things, meetings of the Company’s Board of Directors; communications with and the evaluation of potential targets, including TMTG; communications relating to TMTG; agreements with and payments made to certain advisors; investors, including investor meetings and agreements; the appointment of certain of the Company’s officers and directors; policies and procedures relating to trading; and documents sufficient to identify banking, telephone, and email addresses; the Company’s due diligence regarding TMTG, communications regarding and due diligence of potential targets other than TMTG; and relationships between and among the Company (and/or certain of its officers and directors) and other entities (including the Sponsor and certain advisors, including the Company’s underwriter and financial advisor in its Initial Public Offering). According to the SEC’s request and subpoena, the investigation does not mean that the SEC has concluded that anyone violated the law or that the SEC has a negative opinion of the Company or any person, entity, or security. Any resolution of the inquiry or investigation, as well as proceedings by the SEC, FINRA, or other governmental or regulatory authorities, could result in the imposition of significant fines, penalties, injunctions, prohibitions on the conduct of the Company’s business, damage to its reputation and other sanctions against it, including restrictions on its activities.
The SEC also issued an order of examination pursuant to Section 8(e) of the Securities Act, with respect to the Form
S-4
relating to the Transactions with TMTG, and a further subpoena in support thereof. This subpoena seeks additional documents and information with respect to, among other things, communications regarding and due diligence of potential targets other than TMTG, relationships between and among the Company (and/or certain of its officers and directors) and other entities (including the Sponsor) and certain advisors, including the Company’s underwriter and financial advisor in its Initial Public Offering), the holders of ownership interests in the Sponsor, certain elements of the transaction history for equity in the Sponsor, and certain forward-looking information about TMTG referenced in the Form
S-4.
Any resolution of the investigation could result in the imposition of significant penalties, injunctions, prohibitions on the conduct of the Company’s business, damage to its reputation and other sanctions against it. In addition, the Section 8(e) order of examination of the Form
S-4
can be expected to delay effectiveness of the Form
S-4,
which could materially delay, materially impede, or prevent the consummation of the Transactions.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

In addition, the Company and each member of its board of directors received grand jury subpoenas seeking certain of the same documents demanded in the above-referenced SEC subpoenas, along with requests relating to the
Company’s S-1 filings, communications
with or about multiple individuals, and information regarding Rocket One Capital. The Company has been informed that on June 27, 2022, TMTG received a subpoena from the SEC seeking documents relating to, among other things, the Company and other potential counterparties for a business transaction involving TMTG. The Company has also been informed that on June 30, 2022, TMTG was served with a subpoena, issued by a federal grand jury sitting in the Southern District of New York, seeking a subset of the same or similar documents demanded in subpoenas to the Company and its directors. Certain current and former TMTG personnel have also recently received individual grand jury subpoenas.
These subpoenas, and the underlying investigations by the SEC and the U.S. Department of Justice, can be expected to delay effectiveness of the
Form S-4,
which could materially delay, materially impede, or prevent the consummation of the Transactions.
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 8, 2021, the Company issued 143,750 shares of Class A common stock (“representative shares”) to the underwriter. The Company accounts for the representative shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity, at an estimated fair value of $1,437,500. At June 30, 2022 and December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding that are subject to possible redemption, and accordingly, such share have been classified outside of permanent equity. At June 30, 2022 and December 31, 2021, there were 1,277,234 shares of Class A common stock included in stockholders’ equity.
Class
 B Common Stock
- The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On September 2, 2021, the Sponsor surrendered an aggregate of 1,437,500 shares of Class B common stock for cancellation for no consideration. At June 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding, of which 1,650,000 shares were transferred to qualified institutional buyers. The shares of Class B Common Stock held by the Sponsor, officers and directors of the Company and institutional buyers represent 20% of the issued and outstanding shares after the Initial Public Offering (assuming those initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares). Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one
basis, subject to certain adjustments.
Warrants
- The warrants will become exercisable 30 days after the consummation of a Business Combination. The warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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
NOTE 8. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up to the date the Company issued the financial statements. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us,” “Digital World” or the “Company” refer to Digital World Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ARC Global Investments II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering and the search for targets for our initial Business Combination, including the proposed Merger with TMTG. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence in connection with our search for targets for our initial Business Combination.
For the three months ended June 30, 2022, we had a net loss of $4,341,387, which consists primarily of general and administrative costs of $4,702,670.
For the six months ended June 30, 2022, we had a net loss of $6,225,776, which consists primarily of general and administrative costs of $6,616,590.
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
For the six months ended June 30, 2022, net decrease in cash was $324,763 and was comprised of net cash used in operating activities of $776,463 and net cash provided by financing activities of $451,700
.
Net cash used in operating activities of $776,463 consisted of a net loss of $6,225,776 partially offset by a change in accrued expenses of $5,656,004. Net cash provided by financing activities of $451,700 consisted of proceeds from working capital loans.
As of June 30, 2022, we had cash of $293,682,625 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had cash of $2,968 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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
In November 2021, our Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination), which loans will be non-interest
bearing, unsecured and will be payable upon the consummation of a Business Combination. At June 30, 2022, $451,700 was outstanding under this commitment.
On May 12, 2022, we entered into an amendment (the “Amendment to the Insider Letter”) to that certain letter agreement, dated September 2, 2021 (“Insider Letter”), with the Sponsor and our directors, officers or other initial shareholders named therein (the “Insiders”). Pursuant to the Insider Letter, among other matters, the Sponsor and the Insiders agreed in Section 9 thereof, that the Sponsor, an affiliate of the Sponsor or certain of our officers and directors may make non-interest bearing loans to us to finance transaction costs in connection with our Business Combination and that, at the option of the lender, up to $1,500,000 of such loans may be convertible into our units, at a price of $10.00 per unit, upon consummation of the Business Combination. Under the Amendment to the Insider Letter, each of the Sponsor and the Insiders have agreed to revise the terms of the Insider Letter to increase the aggregate principal amount of loans by the Sponsor, its affiliates or our officers and directors that can be converted into our units from $1,500,000 to $30,000,000. The securities issuable upon conversion of such loans are subject to stockholder approval at the special meeting of the Company’s stockholders to be held to approve the Business Combination.
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
Management anticipates that the $2,968 held outside of the Trust Account as of June 30, 2022 may not be sufficient to allow the Company to meet its needs through the earlier of the consummation of a Business Combination or September 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination), the liquidation date should a Business Combination not be consummate. Over this time period, the Company will be using the funds held outside of the Trust Account and additional funds it will need to raise for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
sheet arrangements as of June 30, 2022.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
We are also cooperating with an SEC investigation, including responding to several document requests and subpoenas from the SEC to us and certain of our directors seeking various documents and information regarding, among other things, meetings of our Board of Directors; communications with and the evaluation of potential targets, including TMTG; communications relating to TMTG; agreements with and payments made to certain advisors; investors, including investor meetings and agreements; the appointment of certain of our officers and directors; policies and procedures relating to trading; and documents sufficient to identify banking, telephone, and email addresses; our due diligence regarding TMTG, communications regarding and due diligence of potential targets other than TMTG; and relationships between and among Digital World (and/or certain of Digital World’s officers and directors) and other entities (including the Sponsor and certain advisors, including Digital World’s underwriter and financial advisor in its Initial Public Offering). According to the SEC’s request and subpoena, the investigation does not mean that the SEC has concluded that anyone violated the law or that the SEC has a negative opinion of us or any person, entity, or security. Any resolution of the inquiry or investigation, as well as proceedings by the SEC, FINRA, or other governmental or regulatory authorities, could result in the imposition of significant fines, penalties, injunctions, prohibitions on the conduct of our business, damage to our reputation and other sanctions against us, including restrictions on our activities.
The SEC also issued an order of examination pursuant to Section 8(e) of the Securities Act, with respect to the Form
S-4
relating to the Transactions with TMTG, and a further subpoena in support thereof. This subpoena seeks additional documents and information with respect to, among other things, communications regarding and due diligence of potential targets other than TMTG, relationships between and among Digital World (and/or certain of Digital World’s officers and directors) and other entities (including the Sponsor) and certain advisors, including Digital World’s underwriter and financial advisor in its Initial Public Offering), the holders of ownership interests in the Sponsor, certain elements of the transaction history for equity in the Sponsor, and certain forward-looking information about TMTG referenced in the Form
S-4.
Any resolution of the investigation could result in the imposition of significant penalties, injunctions, prohibitions on the conduct of Digital World’s business, damage to its reputation and other sanctions against Digital World. In addition, the Section 8(e) order of examination of the Form
S-4
can be expected to delay effectiveness of the Form
S-4,
which could materially delay, materially impede, or prevent the consummation of the Transactions.
In addition, Digital World and each member of its board of directors received grand jury subpoenas seeking certain of the same documents demanded in the above-referenced SEC subpoenas, along with requests relating to
Digital World’s S-1 filings, communications
with or about multiple individuals, and information regarding Rocket One Capital. Digital World has been informed that on June 27, 2022 TMTG received a subpoena from the SEC seeking documents relating to, among other things, Digital World and other potential counterparties for a business transaction involving TMTG. Digital World has also been informed that on June 30, 2022, TMTG was served with a subpoena, issued by a federal grand jury sitting in the Southern District of New York, seeking a subset of the same or similar documents demanded in subpoenas to Digital World and its directors. Certain current and former TMTG personnel have also recently received individual grand jury subpoenas.
These subpoenas, and the underlying investigations by the SEC and the U.S. Department of Justice, can be expected to delay effectiveness of the Form
S-4,
which could materially delay, materially impede, or prevent the consummation of the Transactions.

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
for the year ended December 31, 2021 and filed with the SEC on April 13, 2022, our Registration Statement on Form
S-4
that was initially filed with the SEC on May 16, 2022, and our quarterly report on Form
10-Q
for the quarter ended March 31, 2022 and filed with the SEC on May 19, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Regulatory delays, currently and potentially in the future, could cause us to be unable to consummate the Transactions.
Since our Board approved the Transactions, we have experienced a number of regulatory delays, and we and TMTG may continue to experience additional delays in the future. These delays could cause us to be unable to consummate the Transactions. Both the SEC and the Department of Justice are investigating certain matters relating to our business combination activities. We have been informed that we are the subject of an investigation pursuant to Section 8(e) of the Securities Act, with respect to the Form S-4 relating to the Transactions. We and certain of our directors recently received subpoenas from the SEC seeking various documents regarding, among other things, our due diligence regarding TMTG, communications regarding and due diligence of potential targets other than TMTG, and relationships and communications between and among us (and/or certain of our officers and directors) and other entities (including the Sponsor and certain advisors, including our underwriter and financial advisor in the IPO). In addition, we and each member of our Board received grand jury subpoenas seeking certain of the same documents demanded in the above-referenced SEC subpoenas, along with requests relating to our S-1 filings, communications with or about multiple individuals, and information regarding Rocket One Capital. These subpoenas, and the underlying investigations by the Department of Justice and the SEC, can be expected to delay effectiveness of the Form S-4, which could materially delay, materially impede, or prevent the consummation of the Transactions. Additionally, any Ay resolution of the investigation could result in the imposition of significant penalties, injunctions, prohibitions on the conduct of our business, damage to our reputation and other sanctions against us.
Additionally, although we are not aware of any material regulatory approvals or actions that are required for completion of the Transactions other than the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. It is presently contemplated that if any such additional regulatory approvals or actions are required, those approvals or actions will be sought. There can be no assurance, however, that any additional approvals or actions will be obtained. This includes any potential review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), on account of certain foreign ownership restrictions on U.S. businesses.
Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.
Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.
There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.
In recent years, the number of special purpose acquisition companies (“SPACs”) that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.
In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.
On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.
If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.
As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC
transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form
8-K
announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its Initial Public Offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.
Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.
To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the
24-month
anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
In addition, even prior to the
24-month
anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the
24-month
anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the
24-month
anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.
We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the CFIUS, or ultimately prohibited.
Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling
investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.
Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.
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

DIGITAL WORLD ACQUISITION CORP.

Date: August 22, 2022	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2022	By:	/s/ Luis Orleans-Braganza
	Name:	Luis Orleans-Braganza
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)