Form 10-Q
period 2022-09-30
Digital World Acquisition Corp.
filed 2022-11-21
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-40779

Digital World Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-4293042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3109 Grand Ave, #450
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
As of November
21
, 2022, there were 30,027,234 shares of Class A common stock and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DIGITAL WORLD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
DIGITAL WORLD ACQUISITION CORP.
BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets

Cash	$1,012	$327,731
Prepaid assets	227,768	240,972

Total Current Assets	228,780	568,703
Prepaid assets	—	165,051
Cash Held in Trust Account	297,884,582	293,257,098

TOTAL ASSETS	$298,113,362	$293,990,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$11,022,242	$483,535
Note payable – Sponsor	2,875,000	—
Franchise tax payable	350,000	200,000
Working capital loans	581,700	—

Total Current Liabilities	14,828,942	683,535
Deferred underwriter fee payable	10,062,500	10,062,500

TOTAL LIABILITIES	24,891,442	10,746,035

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized; 28,750,000 shares outstanding, at redemption value	297,177,323	293,250,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,750,000 shares subject to redemption	127	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(23,956,249)	(10,006,029)

Total Stockholders’ Deficit	(23,955,403)	(10,005,183)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$298,113,362	$293,990,852

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,
	2022	2021
Formation and operating costs	$4,801,532	$160,072
Loss from operation costs	(4,801,532)	(160,072)
Other income and expenses:
Interest earned on cash held in Trust Account	1,326,957	902

Loss before income taxes	(3,474,575)	(159,170)
Income tax expense	(322,546)	—

Net loss	$(3,797,121)	$(159,170)

Weighted average shares outstanding of Class A common stock	30,027,234	7,259,331

Basic and diluted net income per Class A common stock	$(0.10)	$(0.01)

Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500

Basic and diluted net income per Class B common stock	$(0.10)	$(0.01)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Formation and operating costs	$11,418,122	$161,297
Loss from operation costs	(11,418,122)	(161,297)
Other income and expenses:
Interest earned on cash held in Trust Account	1,752,484	902

Loss before income taxes	(9,665,638)	(160,395)
Income tax expense	(357,259)	—

Net loss	$(10,022,897)	$(160,395)

Weighted average shares outstanding of Class A common stock	30,027,234	2,428,673

Basic and diluted net income per Class A common stock	$(0.27)	$(0.02)

Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500

Basic and diluted net income per Class B common stock	$(0.27)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CHANGES STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,277,234	$127	7,187,500	$719	$—	$(10,006,029)	$(10,005,183)
Net loss	—	—	—	—	—	(1,884,389)	(1,884,389)
Balance - March 31, 2022	1,277,234	127	7,187,500	719	—	(11,890,418)	(11,889,572)
Net loss	—	—	—	—	—	(4,341,387)	(4,341,387)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(32,625)	(32,625)
Balance - June 30, 2022	1,277,234	127	7,187,500	719	$—	(16,264,430)	(16,263,584)
Net loss						(3,797,121)	(3,797,121)
Contribution from sponsor						(2,875,000)	(2,875,000)
Remeasurement of Class A common stock to redemption value						(1,019,698)	(1,019,698)
Balance - September 30, 2022	1,277,234	$127	7,187,500	$719	$—	$(23,956,249)	$(23,955,403)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	—	—	—	—	—	—	—
Issuance of Class B common stock to sponsor (1)(2)	—	$—	7,187,500	$719	$24,281	$—	$25,000
Net loss	—	—	—	—	—	(485)	(485)

Balance - March 31, 2021	—	—	7,187,500	719	24,281	(485)	24,515
Net loss	—	—	—	—	—	(740)	(740)

Balance - June 30, 2021	—	—	7,187,500	719	24,281	$(1,225)	23,775

Net loss	—	—	—	—	—	(159,170)	(159,170)
Class A common stock accretion to redemption value	—	—	—	—	(12,796,500)	(7,184,020)	(19,980,528)
Issuance of Class A common stock to investor	1,133,484	113	—	—	11,334,272	—	11,334,840
Issuance of Class A common stock to representative	143,750	14	—	—	1,437,500	(1,437,514)	—
Balance – September 30, 2021	1,277,234	$127	7,187,500	$719	$—	$(8,781,929)	$(8,781,083)

(1)	The shares and the associated amounts have been retroactively restated to reflect the three-for-one stock split on July 1, 2021.
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

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flows from operating activities:

Net loss	$(10,022,897)	$(160,395)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,752,484)	(902)
Changes in operating assets and liabilities:
Accrued expenses paid by promissory note	—	485
Accrued expenses	10,538,707	54,075
Due to related party		11,000
Prepaid insurance	178,255	—
Franchise tax payable	150,000	149,042
Net cash (used in) provided by operating activities	(908,419)	52,820
Cash flows from financing activities:
Cash flows from investing activities:
Investment of cash in Trust Account	(2,875,000)	(293,250,000)
Net cash used in investing activities	(2,875,000)	(293,250,000)
Cash flows from financing activities:
Proceeds from sale of Units	—	287,500,000
Proceeds from sale of private placement warrants	—	11,334,840
Proceeds from Sponsor note	2,875,000	223,557
Repayment of Sponsor note	—	(223,557)
Due from Sponsor	—	(1,702,958)
Payment of due from Sponsor	—	1,702,958
Payment of offering costs	—	(4,168,028)
Proceeds from working capital loan	581,700	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	3,456,700	294,691,812
Net change in cash	(326,719)	1,494,632
Cash at beginning of period	327,731	—
Cash at end of period	$1,012	$1,494,632
Non-cash investing and financing activities:
Deferred underwriting fee payable	—	10,062,500
Remeasurement of Class A common stock	$1,052,323	—
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
A
s of
September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and the search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and the concurrent Private Placement (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
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
The Company has filed a definitive proxy statement dated August 25, 2022 with the SEC to hold a special meeting of its stockholders (the “Extension Meeting”) for approval to further amend the Company’s Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to extend the period of time for completing an initial Business Combination, in three-month increments, until September 8, 2023 or such earlier date as determined by the Company’s Board of Directors. The Extension Amendment would effectively provide for an additional six months, past the two three-month extensions permitted by the Company’s existing governing documents, to complete an initial Business Combination. The Extension Meeting was originally scheduled for September 6, 2022 and was adjourned to September 8, 2022, October 10, 2022, November 3, 2022 and November 22, 2022.
The Company
h
as
 until December 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less $10.20.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.20 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third
-
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
Going Concern Consideration
Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, $581,700 and $0 were outstanding under Working Capital Loans, respectively. In November 2021, the Sponsor committed to provide loans

(the “November 21, 2021 Commitment”)

of up to an aggregate of $1,000,000 to the Company through
September
8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination), which loans will be non-interest
bearing, unsecured and will be payable upon the consummation of a Business Combination.

In November 2022, the Sponsor amended the November 2021 Commitment to provide loans of up to an aggregate of $1,000,000 to the Company through December 8, 2022, which loans will be non-interest bearing, unsecured and will be payable upon the consummation of a Business Combination.
However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”)
2014-15,
“Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as stated above, the Company has until December 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
On December 4, 2021, in support of the Transactions, the Company entered into securities purchase agreements (the “SPAs”) with certain institutional accredited investors (the “PIPE Investors”), pursuant to which the investors agreed to purchase an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”), at a purchase price of $1,000 per share of Preferred Stock, for an aggregate commitment of $1,000,000,000 in a private placement (the “PIPE”) to be consummated concurrently with the Transactions. The shares of Preferred Stock have an initial conversion price per share of $33.60 and are initially convertible into an aggregate of 29,761,905 shares of common stock. The closing of the PIPE is conditioned on the concurrent closing of the Transactions and other closing conditions as set forth in the SPA. Pursuant to the SPAs, each of the PIPE Investors may terminate its respective SPA, among other things, if the closing of the PIPE has not occurred on or prior to September 20, 2022. Between September 19, 2022 and September 23, 2022, the Company received termination notices from PIPE Investors representing approximately $138.5 million of the PIPE.
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
In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of
September
30,2022 or December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The effective tax rate was
(
9.3%
)
and
(
3.7%
)
for the quarter and nine months ended September 30, 2022, respectively, and 0.00
%
for the quarter and nine months ended September 30, 2021, respectively.
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
The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Administrative Services Arrangement
An affiliate of the Sponsor has agreed, commencing from the date when the Company’s Registration Statement was declared effective through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $15,000 per month for these services. $45,000 and $135,000 of expense was recorded for the three and nine months ended September 30, 2022, respectively.
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
In November 2021, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination), which loans will be non-interest
bearing, unsecured and will be payable upon the consummation of a Business Combination. As of September 30, 2022 and December 31, 2021, there were $581,700 and $0 outstanding under this loan, respectively.

In November 2022, the Sponsor amended the November 2021 Commitment to provide loans of up to an aggregate of $1,000,000 to the Company through December 8, 2022, which loans will be non-interest bearing, unsecured and will be payable upon the consummation of a Business Combination.
On May 12, 2022, the Company entered into an amendment (the “Amendment to the Insider Letter”) to that certain letter agreement, dated September 2, 2021 (“Insider Letter”), with the Sponsor and the Company’s directors, officers or other initial shareholders named therein (the “Insiders”). Pursuant to the Insider Letter, among other matters, the Sponsor and the Insiders agreed in Section 9 thereof, that the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may make non-interest
bearing loans to the Company to finance transaction costs in connection with the Business Combination and that, at the option of the lender, up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, upon consummation of the Business Combination. Under the Amendment to the Insider Letter, each of the Sponsor and the Insiders have agreed to revise the terms of the Insider Letter to increase the aggregate principal amount of loans by the Sponsor, its affiliates or our officers and directors that can be converted into units from $1,500,000 to $30,000,000. The securities issuable upon conversion of such loans are subject to stockholder approval at the special meeting of the Company’s stockholders to be held to approve the Business Combination. As of September 30, 2022, no such loans were outstanding.
On September 8, 2022, the Company issued a promissory note (the “Note”) in the aggregate principal amount of $2,875,000 to the Sponsor, in connection with the extension of the termination date for the Company’s initial Business Combination from September 8, 2022 to December 8, 2022. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the
i
nitial Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of September 30, 2022, there was $2,875,000 outstanding under this Note.
The Company has filed a definitive proxy statement dated August 25, 2022 with the SEC to hold an Extension Meeting for approval of the Extension Amendment to extend the period of time for completing an initial Business Combination, in three-month increments, until September 8, 2023 or such earlier date as determined by the Company’s Board of Directors. The Extension Amendment would effectively provide for an additional six months, past the two three-month extensions permitted by the Company’s existing governing documents, to complete an initial Business Combination. The Extension Meeting was originally scheduled for September 6, 2022 and was adjourned to September 8, 2022, October 10, 2022, November 3, 2022 and November 22, 2022.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, the holders of representative shares as well as the holders of the Placement Units (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, are entitled to registration rights pursuant to an agreement signed on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriters and/or their designees may participate in a “piggy- back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 8, 2021, the Company issued 143,750 shares of Class A common stock (“representative shares”) to the underwriter. The Company accounts for the representative shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity, at an estimated fair value of $1,437,500. At
September
30, 2022 and December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding that are subject to possible redemption, and accordingly, such shares have been classified outside of permanent equity. At September 30, 2022 and December 31, 2021, there were 1,277,234 shares of Class A common stock included in stockholders’ equity.
Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On September 2, 2021, the Sponsor surrendered an aggregate of 1,437,500 shares of Class B common stock for cancellation for no consideration. At September 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding, of which 1,650,000 shares were transferred to qualified institutional buyers. The shares of Class B Common Stock held by the Sponsor, officers and directors of the Company and institutional buyers represent 20% of the issued and outstanding shares after the Initial Public Offering (assuming those initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares). Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one
basis, subject to certain adjustments.
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
NOTE 8. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up to the date the Company issued the financial statements. Based upon this review
, except as noted below,
the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
In November 2022, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through December 8, 2022, which loans will be non-interest bearing, unsecured and will be payable upon the consummation of a Business Combination.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans, objectives of management for future operations and the proposed Transactions with TMTG (as described below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Consummation of the Transactions is subject to customary conditions of the respective parties, including the approval of the Transactions by the Company’s stockholders in accordance with the Company’s Amended and Restated Certificate of Incorporation and the completion of a redemption offer whereby the Company will be providing its public stockholders with the opportunity to redeem their shares of Class A common stock for cash equal to their pro rata share of the aggregate amount on deposit in the Company’s Trust Account (as defined below).

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

The Merger Agreement and related agreements are further described in the registration statement on Form S-4 (as amended, the “Form S-4”), which was filed with the SEC on May 16, 2022 and includes a preliminary proxy statement of the Company, and a prospectus in connection with the proposed Transactions. For additional information regarding the Merger Agreement and the Transactions contemplated therein, including a discussion of risks and uncertainties associated with the Merger and TMTG, please see the Form S-4.

On December 4, 2021, in support of the Transactions, the Company entered into securities purchase agreements (the “SPAs”) with certain institutional accredited investors (the “PIPE Investors”), pursuant to which the investors agreed to purchase an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”), at a purchase price of $1,000 per share of Preferred Stock, for an aggregate commitment of $1,000,000,000 in a private placement (the “PIPE”) to be consummated concurrently with the Transactions. The shares of Preferred Stock have an initial conversion price per share of $33.60 and are initially convertible into an aggregate of 29,761,905 shares of common stock. The closing of the PIPE is conditioned on the concurrent closing of the Transactions and other closing conditions as set forth in the SPA. Pursuant to the SPAs, each of the PIPE Investors may terminate its respective SPA, among other things, if the closing of the PIPE has not occurred on or prior to September 20, 2022. Between September 19, 2022 and September 23, 2022, the Company received termination notices from PIPE Investors representing approximately $138.5 million of the PIPE.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering and the search for targets for our initial Business Combination, including the proposed Merger with TMTG. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence in connection with our search for targets for our initial Business Combination.

For the three months ended September 30, 2022, we had a net loss of $3,797,121, which consists of general and administrative costs of $4,801,532 and taxes of $322,546, partially offset by interest income on the assets in the Trust Account of $1,326,957.

For the nine months ended September 30, 2022, we had a net loss of $10,022,897, which consists of general and administrative costs of $11,418,122 and taxes of $357,259, partially offset by interest income on the assets in the Trust Account of $1,752,484.

For the three months ended September 30, 2021, we had a net loss of $159,170, which consists of general and administrative costs of $160,072 and $902 interest earned on trust.

For the nine months ended September 30, 2021, we had a net loss of $160,395, which consists of general and administrative costs of $161,297 and $902 interest earned on trust.

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

For the nine months ended September 30, 2022, the net decrease in cash was $326,719 and was comprised of net cash used in operating activities of $908,419, net cash used on investing activities of $2,875,000 and net cash provided by financing activities of $3,456,700. Net cash used in operating activities of $908,419 consisted of a net loss of $10,022,897, interest income on the assets in the Trust Account of $1,752,484 partially offset by a change in accrued expenses of $10,538,707, change in franchise tax payable of $150,000 and change in prepaid insurance of $178,255. Net cash used in investing activities of $2,875,000 consisted of funds deposited into the Trust Account in connection with the extension of the termination date for the Company’s initial Business Combination from September 8, 2022 to December 8, 2022. Net cash provided by financing activities of $3,456,700 consisted of funds provided by the Sponsor.

For the nine months ended September 30, 2021, the net increase in cash was $1,494,632. Cash provided by operating activities was $52,820. Net loss of $160,395 was offset by changes in franchise tax payable and accrued expenses. Net cash used in investing activities of $293,250,000 consisted of funds deposited into the Trust Account in connection with the IPO. Cash provided by financing activities of $294,691,812 consisted of funds from the IPO.

As of September 30, 2022, we had cash of $297,884,582 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $1,012 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In November 2021, our Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through December 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination), which loans will be non-interest bearing, unsecured and will be payable upon the consummation of a Business Combination. At September 30, 2022, $581,700 was outstanding under this commitment.

In November 2022, the Sponsor amended the November 2021 Commitment to provide loans of up to an aggregate of $1,000,000 to the Company through December 8, 2022, which loans will be non-interest bearing, unsecured and will be payable upon the consummation of a Business Combination.

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

On September 8, 2022, the Company issued a promissory note (the “Note”) in the aggregate principal amount of $2,875,000 to the Sponsor, in connection with the extension of the termination date for the Company’s initial Business Combination from September 8, 2022 to December 8, 2022. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of September 30, 2022, there was $2,875,000 outstanding under this Note.

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

Management anticipates that the $1,012 held outside of the Trust Account as of September 30, 2022 may not be sufficient to allow the Company to meet its needs through the earlier of the consummation of a Business Combination or December 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination), the liquidation date should a Business Combination not be consummate. Over this time period, the Company will be using the funds held outside of the Trust Account and additional funds it will need to raise for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company has filed a definitive proxy statement dated August 25, 2022 with the SEC to hold a special meeting of its stockholders (the “Extension Meeting”) for approval to further amend the Company’s Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to extend the period of time for completing an initial Business Combination, in three-month increments, until September 8, 2023 or such earlier date as determined by the Company’s Board of Directors. The Extension Amendment would effectively provide for an additional six months, past the two three-month extensions permitted by the Company’s existing governing documents, to complete an initial Business Combination. The Extension Meeting was originally scheduled for September 6, 2022 and was adjourned to September 8, 2022, October 10, 2022, November 3, 2022 and November 22, 2022.

The Company has until December 8, 2022 (or up to March 8, 2023 if the Company extends the maximum time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Critical Accounting Estimates

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the Company’s material weaknesses in accounting for accruals our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal control over financial reporting existed relating to accounting for accruals.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

To address this material weakness, we are assessing our resource needs as well as roles and responsibilities with a particular focus on accounting and financial reporting staff and will make changes as needed.

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

As of the date of this Quarterly Report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our (i) final prospectus dated September 2, 2021, as filed with the SEC on September 8, 2021, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 13, 2022, (iii) Registration Statement on Form S-4 that was initially filed with the SEC on May 16, 2022, (iv) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 19, 2022, (v) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 23, 2022, and (vi) definitive proxy statement dated August 25, 2022, as filed with the SEC on August 25, 2022, as supplemented. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, management has determined that liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements were issued.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1	Promissory Note, dated September 8, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL WORLD ACQUISITION CORP.

Date: November 21, 2022	By:	/s/ Patrick Orlando
	Name:	Patrick Orlando
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Luis Orleans-Braganza
	Name:	Luis Orleans-Braganza
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)