Form 10-K
period 2022-12-31
Digital World Acquisition Corp.
filed 2023-04-26
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to
Commission file number:
001-40779

Digital World Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-4293042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3109 Grand Ave., #450 Miami, Florida (Address of principal executive offices)	33133 (Zip Code)
Registrant’s telephone number, including area code: (305)
735-1517
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Warrant	DWACU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	DWAC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	DWACW	The Nasdaq Stock Market LLC
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
of the Exchange Act).    Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b)
.  ☐
The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Global Market was $698,073,000.
As of April 24, 202
3, there wer
e 30,023,186 s
hares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	our public securities’ potential liquidity and trading;

•	the lack of a liquid market for our securities;

•	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

•	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•

“anchor investors” are to (i) accounts or funds managed by Radcliffe Capital Management, L.P., (ii) Meteora Capital Partners, LP (an affiliate of Glazer Capital LLC), (iii) Castle Creek Strategies (and sub-funds associated with Castle Creek), (iv) The K2 Principal Fund L.P., (v) Context Partners Master Fund LP, (vi) Boothbay Absolute Return Strategies, LP (or its affiliate Boothbay Diversified Alpha Master Fund LP, commonly controlled by Boothbay Fund Management LLC), (vii) investment funds and accounts managed by Shaolin Capital Management, LLC, (viii) Hudson Bay Master Fund Ltd. and/

or its affiliates, (ix) Saba Capital Master Fund, Ltd., Saba Capital Master Fund II, Ltd., Saba Capital Master Fund III, LP and Saba Capital SPAC Opportunities, Ltd., (x) D. E. Shaw Valence Portfolios, L.L.C. and (xi) Yakira Capital Management, Inc. (none of which are affiliated with any member of our management, our sponsor or any other anchor investor), each of which entered into an Investment Agreement pursuant to which it expressed an interest to purchase up to 8.3% of the units sold in our initial public offering;

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASU” are to the FASB Accounting Standards Update;

•	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

•	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

•	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

•	“Closing” are to the consummation of the transactions contemplated by the Merger Agreement (as defined below);

•	“Combination Period” are to the period from the closing of the initial public offering (as defined below) to June 8, 2023 that the Company has to consummate an initial business combination;

•	“common stock” are to the Class A common stock and the Class B common stock;

•	“Company,” “Digital World,” “DWAC,” “we” or “us” are to Digital World Acquisition Corp., a Delaware corporation;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Effective Time” are to the effective time of the Merger (as defined below) in accordance with the Merger Agreement;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“Extension” are to the extension of the deadline by which the Company must complete its business combination;

•	“FASB” are to the Financial Accounting Standards Board;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•

“founder shares” are to the shares of Class B common stock initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on September 8, 2021;

•

“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees), not including the anchor investors who purchase units in the offering;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our executive officers and directors;

•	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

•

“Merger” are to the merger of Merger Sub (as defined below) with and into TMTG (as defined below), with TMTG continuing as the surviving corporation and as a wholly-owned subsidiary of the Company, in accordance with the terms of the Merger Agreement;

•

“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of October 20, 2021, entered by and among the Company, Merger Sub, TMTG, and other parties named therein, as amended on May 11, 2022;

•	“Merger Sub” are to DWAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company;

•	“Nasdaq” are to the Nasdaq Stock Market LLC;

•	“Outside Date” are to September 20, 2022, which was extended to June 8, 2023 as a result of the Extensions;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•

“PIPE Investment” are to that certain private placement in the aggregate amount of approximately $1,000,000,000, to be consummated concurrently with the TMTG Business Combination (as defined below), pursuant to those certain securities purchase agreements (the “SPA”) with certain institutional investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase up to an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock for a purchase price of $1,000 per share (the “PIPE”). The shares are initially convertible into 29,761,905 shares of common stock, subject to upward adjustment as described herein. Pursuant to the SPA, each of the PIPE Investors may terminate its respective SPA, among other things, if the closing of the PIPE has not occurred on or prior to September 20, 2022. As a result, the Company received termination notices from certain PIPE Investors, who originally agreed to purchase up to 251,500 shares of the Company’s Series A Convertible Preferred Stock;

•	“placement shares” are to the shares of our Class A common stock included within the placement units purchased by our sponsor in the private placement;

•	“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share and one-half of one placement warrant;

•	“placement warrants” are to the warrants included within the placement units purchased by our sponsor in the private placement;

•	“private placement” are to the private placement of 1,133,484 placement units that occurred simultaneously with the completion of our initial public offering;

•

“public shares” are to shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•

“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

•

“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

•

“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on May 26, 2021, as amended, and declared effective on September 2, 2021 (File No. 333-256472);

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

•	“representative” are to EF Hutton, division of Benchmark Investments, LLC, who was the representative of the underwriters in our initial public offering;

•	“representative shares” are to the 143,750 shares of our Class A common stock issued to the representative and/or its designees at the closing of our initial public offering;

•	“S-4 Registration Statement” are to the Registration Statement on Form S-4 initially filed with the SEC on May 16, 2022 (File No. 333-264965);

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to ARC Global Investments II LLC, a Delaware limited liability company;

•	“TMTG” are to Trump Media & Technology Group Corp., a Delaware corporation;

•	“TMTG Stock” are to shares of TMTG common stock;

•	“TMTG Stockholders” are to holders of TMTG Stock as of immediately prior to the Effective Time;

•	“TMTG Business Combination” or the “Transactions” are to the Merger and other transactions contemplated by the Merger Agreement;

•	“trust account” are to the U.S.-based trust account which was established by the Company at the initial public offering and had an amount of $300,330,651 as of December 31, 2022;

•	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of Working Capital Loans (as defined below); and

•

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the sponsor, an affiliate of the sponsor or certain of our directors and officers may, but are not obligated to, loan the Company.

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated as a Delaware corporation, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.

Initial Public Offering

On September 8, 2021, we consummated our initial public offering of 28,750,000 units, including 3,750,000 units issued to the underwriters upon full exercise of their over-allotment option. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $287,500,000.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Eric Swider, our Interim Chief Executive Officer and director. We must complete our initial business combination by June 8, 2023 or seek further extensions. If our initial business combination is not consummated during the Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account after deduction from the interest earned thereon amounts to pay tax obligations and up to $100,000 that may be used for our dissolution expenses.

TMTG Business Combination

Merger and PIPE Agreements

As previously announced, we entered into the Merger Agreement on October 20, 2021, and an amendment to the Merger Agreement on May 11, 2022. Pursuant to the Merger Agreement, the parties agreed, subject to the terms and conditions of the Merger Agreement, to effect the TMTG Business Combination.

On December 4, 2021, in support of the TMTG Business Combination, Digital World entered into SPAs with certain PIPE Investors, pursuant to which the investors agreed to purchase an aggregate of 1,000,000 shares of the Series A Convertible Preferred Stock, for a purchase price of $1,000 per share of Series A Convertible Preferred Stock, for an aggregate commitment of $1,000,000,000 in a PIPE to be consummated concurrently with the closing of the TMTG Business Combination. The shares of Series A Convertible Preferred Stock have an initial conversion price per share of $33.60 and are initially convertible into an aggregate of 29,761,905 shares of common stock (subject to downward adjustment). The price is subject to further downward adjustment to a 40% discount to Digital World’s volume-weighted average closing price for the ten trading days following the day of the TMTG Business Combination, with a floor price of $10.00. The closing of the PIPE is conditioned on the closing of the TMTG Business Combination, effectiveness of an initial resale registration statement (the “Initial Resale Registration Statement”) and other closing conditions.

The PIPE Investors are also entitled to certain registration rights under a Registration Rights Agreement, pursuant to which Digital World is required to file an Initial Resale Registration Statement for all of the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock held by the PIPE Investors within 10 days following the filing of the Form S-4. The Registration Rights Agreement also provides that such Initial Resale Registration Statement shall be declared effective as of the closing date of the TMTG Business Combination, subject to certain exceptions, including, but not limited to, that in the event that Digital World has cleared all SEC comments on the Initial Resale Registration Statement but the Initial Resale Registration Statement is not permitted to be declared effective as of the date of the closing of the TMTG Business Combination, the effectiveness date of the Initial Resale Registration Statement may be postponed to the earliest date following the closing of the TMTG Business Combination that the SEC will permit. Thereafter, the combined entity will be required to register and to maintain the registration for all shares underlying the Series A Convertible Preferred Stock until the effective date of the TMTG Business Combination.

In connection with the PIPE and in accordance with Section 4.3(b)(ii) of DWAC’s charter, the sponsor, as majority holder of DWAC’s Class B common stock, waived certain anti-dilution rights of the holders of Class B common stock (the “Class B Holders”) to any increase in the number of shares of Class A common stock issuable upon conversion of the Class B common stock. In exchange for such waiver, and in the event that the transactions contemplated by the SPAs are consummated in accordance with their terms, the Class B Holders will be entitled to receive (i) an aggregate of 744,048 shares of Class A common stock (the “Anti-dilution Shares”) and (ii) warrants to purchase an aggregate of 744,048 shares of Class A common stock at an exercise price per share of $33.60 for a term of five years. The warrants shall otherwise have terms, including but not limited to registration rights, that are substantially identical to the warrants previously issued to the Class B Holders and shall not contain any anti-dilution or reset provisions, except for standard adjustments for any stock splits, stock dividends, recapitalizations and similar events.

For more information about the PIPE and the terms of the Series A Convertible Preferred Stock, see our Current Report on Form 8-K filed with the SEC on December 6, 2021, and the proxy statement/prospectus included in the Form S-4 filed with the SEC on May 16, 2022, as it may be amended or supplemented from time to time.

Status of TMTG Business Combination and PIPE

The Merger Agreement is subject to a number of conditions which must be satisfied or waived in order to complete the TMTG Business Combination and the Merger Agreement may be terminated at any time, even prior to the Extensions, under certain customary and limited circumstances, including among other reasons, (i) by mutual consent of TMTG and Digital World, (ii) by either Digital World or TMTG if any of the conditions to the closing of the TMTG Business Combination have not been satisfied or waived by the Outside Date, provided that Digital World may extend the Outside Date if it obtains one or more extensions of the time it has to consummate its initial business combination, and provided further that this termination right shall not be available to Digital World or TMTG if the breach by such party (i.e., either Digital World or DWAC Merger Sub Inc. on one hand, or TMTG, on the other hand) of the Merger Agreement was the cause of, or resulted in, the failure of the closing of the TMTG Business Combination to occur on or before the Outside Date, (iii) by either Digital World or TMTG if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting, or if any law is in effect making illegal, the transactions contemplated by the Merger Agreement, (iv) by either Digital World or TMTG for the other party’s uncured breach (subject to certain materiality qualifiers and cure periods), (v) by Digital World if there has been an event after the signing of the Merger Agreement that has a material adverse effect (as defined in the Merger Agreement) on TMTG (but excluding a qualifying settlement of certain litigation in which TMTG is involved) that is uncured and continuing, (vi) by TMTG if there has been an event after the signing of the Merger Agreement that has a material adverse effect on Digital World that is uncured and continuing, (vii) by either Digital World or TMTG if approval for the TMTG Business Combination and the other required stockholder proposals are not obtained at the Digital World’s special meeting of stockholders to approve the TMTG Business Combination, (viii) by either Digital World or TMTG if a special meeting of TMTG’s stockholders is held and TMTG’s stockholder shall not have approved the Merger Agreement and the TMTG Business Combination and

related matters and (ix) by the mutual and reasonable written consent of Digital World and TMTG in the event that that any required approval of the SEC or any other governmental authority cannot be obtained by the Outside Date, as such date may be extended.

In addition, the SPAs may be terminated, under certain circumstances, among others, upon the earlier to occur of (a) the mutual written agreement of the parties thereto, and (b) the termination (for any reason) of the Merger Agreement by any party to the same, or if the TMTG Business Combination is not consummated by the Outside Date. The Company have received termination notices from certain PIPE Investors, who originally agreed to purchase up to 251,500 shares of the Company’s Series A Convertible Preferred Stock.

Unless extended, the Merger Agreement may be terminated at any time in accordance with its terms, including by either Digital World or TMTG after September 20, 2022 (or after December 20, 2022 if extended by Digital World following the implementation of the Extension), and the shareholders may not have the chance to vote on the TMTG Business Combination if the Merger Agreement is terminated beforehand. Additionally, the SPAs with the PIPE Investors may be terminated by the PIPE Investors any time after September 20, 2022 if the TMTG Business Combination has not been consummated by such date.

Furthermore, unless waived by the parties, the Company is required to file and obtain effectiveness of the Initial Resale Registration Statement on or before the closing of the TMTG Business Combination, subject to certain exceptions. The Initial Resale Registration Statement was filed on May 27, 2022 and has not been declared effective by the SEC. Digital World believes that the SEC will not declare the Initial Resale Registration Statement effective until after the closing date of the TMTG Business Combination, and in order to close the PIPE as currently contemplated by the SPAs, the PIPE Investors have to waive the closing condition that requires effectiveness of the Initial Resale Registration Statement as of the closing date of the TMTG Business Combination. The closing of the PIPE is conditioned on the closing of the TMTG Business Combination, effectiveness of an Initial Resale Registration Statement and other closing conditions.

It is possible that the parties will restructure the PIPE or renegotiate such arrangements in view of the PIPE closing conditions, evolving market and regulatory conditions. We do not have an estimate as to when any such renegotiation or amendment to the existing PIPE arrangements will be concluded. There is no assurance that such terms can be renegotiated on favorable terms, if at all. Under the terms of the Merger Agreement, TMTG is not required to consummate the TMTG Business Combination if the Company does not have at least $60,000,000 in available cash (including proceeds in connection with any private placement or any other alternative financing arrangement mutually agreed upon by the parties and prior to giving effect to the payment of unpaid expenses and liabilities) immediately prior to the consummation of the TMTG Business Combination (after taking into account payments required to satisfy redemptions by the Company’s stockholders) (the “Minimum Cash Condition”). There can be no assurance that we can sustain sufficient PIPE commitments to meet this Minimum Cash Condition or secure an alternative financing transaction to support the TMTG Business Combination, or that we will find an alternative target if we are unable to consummate the TMTG Business Combination.

For more information about the TMTG Business Combination and the PIPE, see our Current Reports on Form 8-K filed with the SEC on December 6, 2021, October 21, 2021, October 26, 2021 and May 17, 2022, the proxy statement/prospectus included in the Form S-4 filed with the SEC on May 16, 2022, as it may be amended or supplemented from time to time, and the definitive proxy statement filed with the SEC on August 25, 2022.

Regulatory Approvals/Investigations

We are the subject of an investigation by the SEC pursuant to Section 8(e) of the Securities Act, with respect to the Form S-4 relating to the TMTG Business Combination. We and certain of our directors received subpoenas from the SEC seeking various documents regarding, among other things, our due diligence regarding TMTG, communications regarding and due diligence of potential targets other than TMTG, and relationships and communications between and among us (and/or certain of our officers and directors) and other entities (including the sponsor and certain advisors, including our underwriter and financial advisor in the IPO). In addition, we and each member of our Board received grand jury subpoenas seeking certain of the same documents demanded in the above-referenced SEC subpoenas, along with requests relating to our S-1 filings, communications with or about multiple individuals, and information regarding Rocket One Capital. These subpoenas, and the underlying investigations by the Department of Justice and the SEC, can be expected to delay effectiveness of the Form S-4, which could materially delay, materially impede, or prevent the consummation of the TMTG Business Combination. Additionally, any resolution of the investigation could result in the imposition of significant penalties, injunctions, prohibitions on the conduct of our business, damage to our reputation and other sanctions against us.

Additionally, we are not aware of any material regulatory approvals or actions that are required for completion of the TMTG Business Combination other than the approvals from the SEC and Nasdaq, as well as the expiration or early termination of the waiting period under the Hart-Scott-Rodino Act, which has occurred. It is presently contemplated that if any such additional regulatory approvals or actions are required, those approvals or actions will be sought. There can be no assurance, however, that any additional approvals or actions will be obtained. This includes any potential review by a U.S. government entity, such as Committee on Foreign Investment in the United States (“CFIUS”), on account of certain foreign ownership restrictions on U.S. businesses.

CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings.

Patrick Orlando, the Company’s director and former Chief Executive Officer and a U.S. citizen, is the sole managing member of the sponsor. Other members of the sponsor include certain officers and directors of the Company. The sponsor is not controlled by a non-U.S. person. To the best of the Company’s knowledge, other than the members holding an approximate 17.2% minority interest in the sponsor, the sponsor does not have substantial ties with any non-U.S. persons. Approximately 82.8% of the total allocated membership interests in the sponsor are owned by U.S. persons on a look-through basis, and, to the best of our knowledge, none of the sponsor members who are U.S. persons have substantial ties with non-U.S. persons on a look-through basis. Of the approximately 17.2% of interests in the sponsor owned by non-U.S. persons on a look-through basis, approximately 8.0% of interests are owned by persons in Guatemala, approximately 4.4% of interests are owned by persons in El Salvador, approximately 4.2% of interests are owned by persons in Brazil, approximately 0.5% of interests are owned by persons in Peru and approximately 0.1% of interests are owned by persons in Mexico. The sponsor is expected to own no more than 8.1% of the combined company following the TMTG Business Combination.

We do not believe that either we or our sponsor constitute a “foreign person” under CFIUS rules and regulations. However, if CFIUS considers us to be a “foreign person” under such rules and regulations and TMTG a U.S. business that may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. If the TMTG Business Combination falls within the scope of foreign ownership restrictions, we may be unable to consummate the TMTG Business Combination. In addition, if the TMTG Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the TMTG Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the TMTG Business Combination.

Although we do not believe we are a “foreign person,” CFIUS may take a different view and decide to block or delay the TMTG Business Combination, impose conditions to mitigate national security concerns with respect to the TMTG Business Combination, order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any foreign ownership by the sponsor. If we were to seek an initial business combination other than the TMTG Business Combination, the pool of potential targets with which we could complete an initial business combination may be limited as a result of any such regulatory restriction. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete the TMTG Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive approximately $10.45 per share (which represents the amount in the trust account as of December 31, 2021 before deduction of any payment of tax obligations or up to $100,000 to be used for liquidation expenses from interest earned on the funds in the trust account), and our warrants will expire worthless. This will also cause our stockholders to lose any potential investment opportunity in TMTG and the chance of realizing future gains on their investment through any price appreciation in the combined company.

On November 22, 2022, the Company held a special meeting of stockholders. At the meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”) extending, upon the request of the Sponsor and approval by the Board, the period of time for the Company to consummate an initial business combination up to four times, each by an additional three months, for an aggregate of 12 additional months (which is from September 8, 2022 up to September 8, 2023).

On February 22, 2023, we received a notice from Nasdaq stating that the Company has not paid certain fees required by Listing Rule 5250(f) and that the Company will be delisted unless it appeals this determination. On March 28, 2023, the Company paid the required fees and received a notice from Nasdaq stating that the Company is in compliance with all applicable listing standards.

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

•

Status as a Publicly Listed Acquisition Company. We believe our structure makes us an attractive business combination partner to prospective target businesses, such as TMTG. As a publicly listed company, we offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

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

•

Target Size: consistent with our investment thesis as described above, we plan to target businesses of total enterprise value from $400 million to $2 billion in the Americas, companies in the SaaS and Technology or Fintech and Financial Services.

•

Businesses with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

•

Businesses with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

•

Strong Management. We will seek companies that have strong, experienced management teams in place, or are a platform to assemble an effective management team with a track record of driving growth and profitability. We will spend significant time assessing a company’s leadership and human fabric, and maximizing its efficiency over time.

•

Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly-traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

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

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In particular, Patrick Orlando, our director, serves as a director of Maquia Capital Acquisition Corporation, a special purpose acquisition corporation that initially focuses its search for a business combination with technology-focused middle market and emerging growth companies in North America, which also overlaps with the industry and geographic scope of our search. As of the date of this Report, Maquia Capital Acquisition Corporation had not entered into a business combination.

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination in the amount of $300,330,651 as of December 31, 2022 before payment of $10,062,500 of deferred underwriting fees, before fees and expenses associated with our initial business combination (other than deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

Sources of Target Businesses

If the TMTG Business Combination is not consummated, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We have agreed to pay Benessere Enterprises Inc., an affiliate of our sponsor, a total of $15,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. On April 5, 2023, we entered into an Administrative Support Agreement with Renatus LLC (“Renatus”), an advisory group owned by Eric Swider, the Interim Chief Executive Officer and director of the Company, pursuant to which, the Company agrees to pay Renatus a monthly fee of $15,000 for office space, utilities and secretarial and administrative support commencing from April 5, 2023 until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. In particular, Patrick Orlando, our director, serves as a director of Maquia Capital Acquisition Corporation, a special purpose acquisition corporation that initially focuses its search for a business combination with technology-focused middle market and emerging growth companies in North America, which also overlaps with the industry and geographic scope of our search. As of the date of this Report, Maquia Capital Acquisition Corporation had not entered into a business combination. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of merger and acquisition transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will virtually have unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure shareholders that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, if the TMTG Business Combination is not consummated, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business, including that of TMTG, when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure shareholders that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, any other initial stockholders, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

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

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and placement shares held by them and any public shares acquired by them (including in open market and privately negotiated transactions) in favor of our initial business combination. Our anchor investors have agreed to vote any founder shares held by them in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and placement shares and our anchor investors’ founder shares, we would need 837,939, or 2.9%, of the 28,745,952 public shares to be voted in favor of an initial business combination (assuming only the minimum number of shares representing a quorum are voted) in order to have our initial business combination approved. In light of the units purchased by our anchor investors, if the anchor investors vote their public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure shareholders that any of these anchor investors will be stockholders at the time our stockholders vote on our initial business combination, and, if they are stockholders, we cannot assure shareholders as to how such anchor investors will vote on any business combination. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (4,312,500 shares of Class A common stock) (the “Excess Shares”). Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If the TMTG Business Combination is not completed, we may continue to try to complete an initial business combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation initially provided that we would have only 12 months (or up to 18 months if we extend the time for completion as permitted under our amended and restated certificate of incorporation) from the closing of our initial public offering to complete our initial business combination. On November 22, 2022, the Company held a special meeting of stockholders (the “Extension Meeting”) and stockholders approved to extend, upon the request of the sponsor and approval by the board, the Combination Period up to four times, each by an additional three months, for an aggregate of 12 additional months (which is from September 8, 2022 up to September 8, 2023) or such earlier date as determined by the Board. As of the date of this Report, the end of the Combination Period has been extended to June 8, 2023. If we are unable to complete our initial business combination by June 8, 2023 or seek further extensions, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 8, 2023 or seek further extensions.

Our sponsor, officers, and directors have entered into a letter agreement with us, pursuant to which they will waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination by June 8, 2023 or seek further extensions. However, if our sponsor, officers or directors acquire public shares, whether in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $989 of proceeds held outside the trust account, as of December 31, 2022, although we cannot assure shareholders that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.45. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure shareholders that the actual per-share redemption amount received by stockholders will not be substantially less than $10.45. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of our IPO, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure shareholders that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure shareholders that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We had access to up to approximately $989 of cash held outside of the trust account, as of December 31, 2022, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 8, 2023 (or a later date if we seek further extensions) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 8, 2023 (or a later date if we seek further extensions) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by June 8, 2023 or seek further extensions, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our initial business combination or liquidation and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure shareholders we will be able to return $10.45 per share (which represents the amount in the trust account as of December 31, 2021 before deduction of any payment of tax obligations or up to $100,000 to be used for liquidation expenses from interest earned on the funds in the trust account) to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure shareholders that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by June 8, 2023 or seek further extensions, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies (including Maquia Capital Acquisition Corporation), private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets for our initial business combination, because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure shareholders that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination, including the TMTG Business Combination, in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses, such as TMTG, may not be realized;

•

since our Board approved the Transactions, we have experienced a number of regulatory delays, and we and TMTG may continue to experience additional delays in the future. These delays could cause us to be unable to consummate the Transactions;

•

the Company was in the past, and continues to be, subject to inquiries, exams, pending investigations, or enforcement matters. We are cooperating with a FINRA inquiry concerning events (specifically, a review of trading) that preceded the public announcement of the Merger Agreement. We are also cooperating with investigations by the SEC and the Department of Justice. In addition, we and each member of our Board received grand jury subpoenas seeking certain of the same documents demanded in the SEC subpoenas. Any resolution of the inquiry or investigation, as well as proceedings by the SEC, FINRA, or other governmental or regulatory authorities, could result in the imposition of significant fines, penalties, injunctions, prohibitions on the conduct of the Company’s business, damage to the Company’s reputation and other sanctions against it, including restrictions on its activities;

•

the SEC may delay declaring our S-4 Registration Statement effective or disapprove the Transactions and issue a stop order or similar order with respect to the S-4 Registration Statement, which could materially delay or materially impede the consummation of the TMTG Business Combination;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•

our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination, including the TMTG Business Combination, or reduce the number of stockholders requesting redemption;

•

unless extended, the Merger Agreement may be terminated at any time in accordance with its terms, including by either Digital World or TMTG after September 20, 2022, the SPAs may be terminated upon the termination of the Merger Agreement, and stockholders not have the chance to vote on the TMTG Business Combination;

•

during the pendency of the TMTG Business Combination, Digital World will not be able to enter into a business combination with another party because of restrictions in the Merger Agreement. Furthermore, certain provisions of the Merger Agreement will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement. There can be no assurance that Digital World will find an alternative target if it is unable to consummate the TMTG Business Combination;

•

it is possible that the parties will restructure the PIPE or renegotiate such arrangements in view of the PIPE closing conditions, evolving market and regulatory conditions. There is no assurance that such terms can be renegotiated on favorable terms, if at all, that we will be able to secure an alternative financing transaction to support the TMTG Business Combination, or that we will find an alternative target if we are unable to consummate the TMTG Business Combination;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	the shareholders may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities may not develop and the shareholders will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

•	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our business combination;

•	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•

we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•

we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

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

•

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

•

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.45 per share (which represents the amount in the trust account as of December 31, 2021 before deduction of any payment of tax obligations or up to $100,000 to be used for liquidation expenses from interest earned on the funds in the trust account), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

•

in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

•

if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

•

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may at any time instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

•	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

•

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

•

a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

•	we may be deemed a “foreign person” under the regulations relating to CFIUS and our failure to obtain any required approvals within the requisite time period may require us to liquidate;

•	there is substantial doubt about our ability to continue as a “going concern”; and

•	we have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

For the complete list of risks relating to our operations, the TMTG Business Combination and the PIPE, see the section titled “Risk Factors” contained in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 13, 2022, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 19, 2022, August 23, 2022, and November 21, 2022, respectively, (iv) S-4 Registration Statement and (v) the definitive proxy statement filed with the SEC on August 25, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 3109 Grand Ave., #450, Miami, Florida 33133, and our telephone number is (305) 735-1517. The cost for our use of this space is included in the $15,000 per month fee we pay to Benessere Enterprises Inc., an affiliate of our sponsor, for office space, administrative and shared personnel support services. On April 5, 2023, we entered into an Administrative Support Agreement with Renatus, an advisory group owned by Eric Swider, the Interim Chief Executive Officer and director of the Company, pursuant to which, the Company agrees to pay Renatus a monthly fee of $15,000 for office space, utilities and secretarial and administrative support commencing from April 5, 2023 until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

Except as indicated below, to the knowledge of our management team, except as disclosed below, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

We are cooperating with a FINRA inquiry concerning events (specifically, a review of trading) that preceded the public announcement of the Merger Agreement. According to FINRA’s request, the inquiry should not be construed as an indication that FINRA has determined that any violations of Nasdaq rules or federal securities laws have occurred, nor as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.

We are also cooperating with an SEC investigation, including responding to several document requests and subpoenas from the SEC to us and certain of our directors seeking various documents and information regarding, among other things, meetings of our board of directors; communications with and the evaluation of potential targets, including TMTG; communications relating to TMTG; agreements with and payments made to certain advisors; investors, including investor meetings and agreements; the appointment of certain of our officers and directors; policies and procedures relating to trading; and documents sufficient to identify banking, telephone, and email addresses; our due diligence regarding TMTG, communications regarding and due diligence of potential targets other than TMTG; and relationships between and among the Company (and/or certain of the Company’s officers and directors) and other entities (including the sponsor and certain advisors, including the

Company’s underwriter and financial advisor in its initial public offering). According to the SEC’s request and subpoena, the investigation does not mean that the SEC has concluded that anyone violated the law or that the SEC has a negative opinion of us or any person, entity, or security. Any resolution of the inquiry or investigation, as well as proceedings by the SEC, FINRA, or other governmental or regulatory authorities, could result in the imposition of significant fines, penalties, injunctions, prohibitions on the conduct of our business, damage to our reputation and other sanctions against us, including restrictions on our activities.

The SEC also issued an order of examination pursuant to Section 8(e) of the Securities Act, with respect to the S-4 Registration Statement relating to the Transactions with TMTG, and a further subpoena in support thereof. This subpoena seeks additional documents and information with respect to, among other things, communications regarding and due diligence of potential targets other than TMTG, relationships between and among the Company (and/or certain of the Company’s officers and directors) and other entities (including the sponsor) and certain advisors, including the Company’s underwriter and financial advisor in its initial public offering), the holders of ownership interests in the sponsor, certain elements of the transaction history for equity in the sponsor, and certain forward-looking information about TMTG referenced in the S-4 Registration Statement. Any resolution of the investigation could result in the imposition of significant penalties, injunctions, prohibitions on the conduct of the Company’s business, damage to its reputation and other sanctions against the Company. In addition, the Section 8(e) order of examination of the S-4 Registration Statement can be expected to delay effectiveness of the S-4 Registration Statement, which could materially delay, materially impede, or prevent the consummation of the Transactions.

In addition, the Company and each member of its board of directors received grand jury subpoenas seeking certain of the same documents demanded in the above-referenced SEC subpoenas, along with requests relating to the Company’s S-1 filings, communications with or about multiple individuals, and information regarding Rocket One Capital. The Company has been informed that on June 27, 2022 TMTG received a subpoena from the SEC seeking documents relating to, among other things, the Company and other potential counterparties for a business transaction involving TMTG. The Company has also been informed that on June 30, 2022, TMTG was served with a subpoena, issued by a federal grand jury sitting in the Southern District of New York, seeking a subset of the same or similar documents demanded in subpoenas to the Company and its directors. Certain current and former TMTG personnel have also recently received individual grand jury subpoenas.

These subpoenas, and the underlying investigations by the SEC and the U.S. Department of Justice, can be expected to delay effectiveness of the S-4 Registration Statement, which could materially delay, materially impede, or prevent the consummation of the Transactions.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, public shares and public warrants are each traded on The Nasdaq Global Market under the symbols DWACU, DWAC and DWACW, respectively. Our units commenced public trading on September 3, 2021, and our public shares and public warrants commenced separate public trading on September 30, 2021.

(b) Holders

On April 17, 2023, there were 9 holders of record of our units, 100 holders of record of shares of our Class A common stock 24 holders of record of shares of our Class B common stock and 28 holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on November 22, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 22, 2022, we held the Extension Meeting and our stockholders approved, among other things, an amendment to our amended and restated certificate of incorporation to extend the period of time for the Company to consummate an initial business combination up to four times, each by an additional three months, for an aggregate of 12 additional months (which is from September 8, 2022 up to September 8, 2023) or such earlier date as determined by the Board. In connection with the Extension Meeting, stockholders holding 5,658 public shares exercised their right to redeem their shares for a pro rata portion of the funds in our trust account. As a result, approximately $58,916 (approximately $10.41 per share) was removed from the trust account to pay such holders. Following redemptions, we have 28,745,952 public shares outstanding.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2022	—	—	—	—
November 1 – November 30, 2022	5,658	$10.41	—	—
December 1 – December 31, 2022	—	—	—	—

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Consummation of the TMTG Business Combination is subject to customary conditions of the respective parties, including regulatory approval and the approval of the Merger by our stockholders in accordance with our amended and restated certificate of incorporation and the completion of a redemption offer whereby we will be providing our public stockholders with the opportunity to redeem their shares of our Class A common stock for cash equal to their pro rata share of the aggregate amount on deposit in our trust account. The Merger Agreement can be terminated by either party if any of the closing conditions have not been satisfied or waived by September 20, 2022, which has been extended to June 8, 2023 (the “Outside Date”), provided that the Company shall have the right to extend the Outside Date if it obtains an extension of the deadline by which it must complete its business combination (an “Extension”) for the shortest of (i) three months, (ii) the period ending on the last day for the Company to consummate a business combination after such Extension and (iii) such period as determined by the Company.

On December 4, 2021, in support of the TMTG Business Combination, the Company entered into certain SPAs with certain PIPE Investors, pursuant to which the PIPE Investors agreed to purchase up to an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock for a purchase price of $1,000 per share for an aggregate commitment of up to $1,000,000,000 in a PIPE to be consummated concurrently with the TMTG Business Combination. The shares are currently convertible into 29,761,905 shares of the Company’s common stock, subject to upward adjustment. The PIPE is conditioned on the concurrent closing of the TMTG Business Combination and other customary closing conditions and is terminable by the PIPE Investors if the TMTG Business Combination has not closed by the Outside Date. Pursuant to the SPA, each of the PIPE Investors may terminate its respective SPA, among other things, if the closing of the PIPE has not occurred on or prior to September 20, 2022. As a result, the Company received termination notices from certain PIPE Investors, who originally agreed to purchase up to 251,500 shares of the Company’s Series A Convertible Preferred Stock. For more information on the TMTG Business Combination and the PIPE Investment, see “Item 1. Business.”

As indicated in the accompanying financial statements, on December 31, 2022, we had approximately $989 in cash. We have incurred and continue to incur significant costs in the pursuit of our initial business combination. We cannot assure shareholders that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the initial public offering and the search for targets for our initial business combination, including the proposed Merger with TMTG. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence in connection with our search for targets for our initial business combination.

For the year ended December 31, 2022, we had a net loss of $15,221,263, which consists of formation and operating expenses of $18,499,257 and income taxes of $979,475, partially offset by income on the trust assets of $4,257,469.

For the year ended December 31, 2021, we had a net loss of $1,391,593, which consists primarily of formation and operating expenses.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, the pending legal proceedings against us, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

For the year ended December 31, 2022, cash used in operating activities was $1,378,277, which was primarily comprised of a net loss of $15,221,263 and income on the trust assets of $4,257,469, partially offset by a net change in operating liabilities of $8,100,455.

For the year ended December 31, 2021, cash used in operating activities was $1,114,081 and was primarily comprised of a net loss of $1,391,593.

As of December 31, 2022, we had cash of $300,330,651 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

On April 21, 2023, the Company issued two promissory notes (one for $625,700 and the other for $500,000) in the aggregate principal amount of $1,125,700 to the sponsor to pay costs and expenses in connection with completing an initial business combination. Each of the two notes bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the sponsor and subject to certain conditions, all of the unpaid principal amount of each of the two notes may be converted into units of the Company (the “Conversion Units”) immediately prior to the consummation of an initial business combination with the total Conversion Units so issued equal to: (x) the portion of the principal amount of the respective note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. The issuances of the two notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

As of December 31, 2022, we had cash of $989 outside of the trust account. We intend to use the funds held outside the trust account primarily to complete the TMTG Business Combination, or if the TMTG Business is not consummated, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as stated above, the Company has until June 8, 2023 (or up to September 8, 2023 if the Company extends the maximum time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Working Capital Loans, and each of Renatus and an affiliate of our sponsor a monthly fee of $15,000 for office space, administrative and support services to us. We will incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our interim Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to a material weakness in internal control over financial reporting existed relating to accounting for accruals.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, because of a material weakness in internal control over financial reporting existed relating to accounting for accruals.

To address this material weakness, we are assessing our resource needs as well as roles and responsibilities with a particular focus on accounting and financial reporting staff and will make changes as needed, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Eric Swider	50	Interim Chief Executive Officer and Director
Katherine Chiles	42	Chief Financial Officer
Alexander Cano	49	President and Secretary
Frank Andrews	48	Non-Executive Chairman and Director
Patrick Orlando	50	Director
Edward Preble	50	Director
Jeffrey Smith	49	Director

The experience of our directors and executive officers is as follows:

Eric Swider has served as our Interim Chief Executive Officer since March 2023 and as a director since September 2021. Mr. Swider has been serving as the Chief Executive Officer of RUBIDEX since January 2020, a start-up company focusing on data security. From February 2021 to October 2022, Mr. Swider served as a director of Benessere Capital Acquisition Corp., a special purpose acquisition company. Mr. Swider founded Renatus Advisors and has been serving as the Partner of Renatus LLC since June 2016, where he is responsible for FEMA grant management and government advisory services. From September 2016 to January 2018, Mr. Swider served as the Managing Director of Great Bay Global where he oversaw the launch of a new business division focused on investing in alternative strategies. From December 2014 to June 2016, Mr. Swider served as the Managing Director of OHorizons Global, where he oversaw expansion of a new investment team and was responsible for working on a global basis to expand its client base and investment portfolio. From February 2010 to December 2015, Mr. Swider served as the Managing Director of Oceano Beach Resorts, where he was responsible for growing its new property and resort management group. Mr. Swider received his education in Mechanics Engineering and Nuclear Science Studies at US Naval Engineering and Nuclear A Schools, an intensive two-year program studying nuclear physics, heat transfer and fluid flow, advanced mathematical practices and engineering principles. We believe Mr. Swider is well qualified to serve as a member of the Board due to his extensive experience in investment and corporate management.

Katherine Chiles has served as our Chief Financial Officer since April 2023. She has experience in financial consolidations, financial statement preparation and analysis, financial planning and reporting (U.S. GAAP & IFRS), financial system implementation and administration, all aspects of accounts payable and accounts receivable, and payroll. She worked as a financial analyst in a contract position for both ACTAVO, an infrastructure company servicing Ireland, the UK and the global events industry, from October 2017 to August 2018, and Fisher Phillips, a national labor and employment firm, from September 2016 to February 2017, where she was responsible for designing and automating financial reporting, ad hoc reporting, budgeting, forecasting, and projections. Prior to that, Ms. Chiles served as Director of Financial Operations for Battaglia Law Office, a law firm, from 2011 to 2015, where she managed all daily financial operations of the firm. From 2007 to 2011, Ms. Chiles worked as a senior financial analyst for Total System Services, a global payment solutions provider. Prior to that, Ms. Chiles held positions with ING Americas, a global financial institution, from April 2005 to May 2006, ProxyMed Inc., an electronic healthcare transaction processing services company, from August 2003 to March 2005, and OuterBounds Technologies, a software development company, from March 2003 to July 2003. Ms. Chiles graduated with a Bachelor of Science in Finance from Auburn University at Montgomery.

Alexander Cano has served as our President and Secretary since April 2023. He has served as the Chief Operating Officer for Benessere Investment Group, an investment company, since June 2021 and is responsible for the daily operations of the firm and contributed to the development of the firm’s corporate strategy, as well as services to multiple special purpose acquisition companies. Prior to that, Mr. Cano held the position of Vice

President, Business Development & Sales Strategy for Global Media Fusion, an innovative global media agency, from October 2020 to June 2021, where he was responsible for driving revenue by connecting powerful brands with globally syndicated television sponsorships. From October 2018 through December 2019, Mr. Cano served as the General Manager for the Home Equity division of Bankrate, a consumer financial services company. Prior to Bankrate, Mr. Cano was a negotiation consultant with The Gap Partnership, a negotiation consultancy, from October 2016 to October 2018. Mr. Cano spent the first half of his career in media companies, such as Sony Pictures Television International from 2003 to 2005, HBO from 2005 to 2008, TiVo from 2008 to 2010 and DIRECTV from 2010 to 2014. Mr. Cano received his B.S.B.A. in Finance from American University in Washington D.C.

Frank Andrews has served as our director since January 2023. He has been an independent media consultant since August 2004, and he has worked with many performing artists in the media space. He has been the founder of My Creative Waves Corp., a strategic consultancy offering guidance to drastically improve consumer experiences for both digital and traditional media for major consumer brands such as Macy’s, since 2014. He began his career working on Fortune 500 brands’ advertising campaigns with a subsequent focus as a producer on product videos, industrial productions and live international trade shows for brands, such as Canon and Sony, with featured artists like Cindy Lauper. Mr. Andrews received a Bachelor of Science Business Administration from University of Central Florida, with an MFA candidacy in Film Television Production from The Savannah College of Art & Design. We believe Mr. Andrews is well qualified to serve as a member of the Board due to his extensive experience in the media industry and business management.

Patrick Orlando has served as our director since September 2021 and was the Chairman and Chief Executive Officer from September 2021 to March 2023. Mr. Orlando has been serving as Special Advisor for BurTech Acquisition Corp. (Nasdaq: BRKH), a special purpose acquisition corporation, and Nubia Brand International Corp. (Nasdaq: NUBI), a special purpose acquisition corporation, since December 2021 and January 2022, respectively. He has also been serving as Director and Special Advisor of Maquia Capital Acquisition Corp. (Nasdaq: MAQC), a special purpose acquisition corporation, since May 2021, as well as Chairman and Chief Executive Officer of Benessere Capital Acquisition Corp. (Nasdaq: BENE), a special purpose acquisition corporation, since September 2020. In addition, he also served as Chief Executive Officer of Yunhong International (Nasdaq: ZGYH), a publicly listed special acquisition purpose corporation, since January 2020. Mr. Orlando is Chief Executive Officer of Benessere Capital, LLC, an investment consulting and investment banking firm he founded in Miami in October 2012. At Benessere Capital, LLC, he has advised on fundraising, capital deployment, mergers and acquisitions, private placements, and products marketing. From March 2014 to August 2018, Mr. Orlando also served as the Chief Financial Officer of Sucro Can Sourcing LLC, a sugar trading company he co-founded, where he managed all financial matters including insurance and banking relationships. From November 2014 to August 2018, Mr. Orlando served as the Vice President of Sucro Can International LLC, a sugar processing company, where he focused on finance and processing technology. From March 2011 to March 2014, Mr. Orlando served as the Managing Director and the Head of Structuring and Derivatives of BT Capital Markets, LLC, a boutique investment bank in Miami, Florida, where he was involved in managing global derivatives and structuring activities. From September 2006 to March 2011, Mr. Orlando served in roles including Chief Technical Officer and Director of Pure Biofuels Corporation, a renewable fuel corporation headquartered in Houston, Texas with operations in Peru. From April 1998 to December 2003, Mr. Orlando served as the Director of Emerging Markets Fixed Income Derivatives of Deutsche Bank. Mr. Orlando earned degrees in Mechanical Engineering and Management Science from the Massachusetts Institute of Technology. We believe that Mr. Orlando is well-qualified to serve on our board of directors due to his extensive investing, science and engineering experience and in particular his experience as Chief Executive Officer and board member of other special purpose acquisition companies.

Edward Preble has served as our director since January 2023. He has been the founder and President of Alpamayo CPG and Private Label, a global sales consultancy, since January 2022. He was the head of internationals sales for Crider Foods, a value poultry company, from January 2017 to January 2022. Mr. Preble worked as a Global Private Wealth Manager for Merrill Lynch, an investment management and wealth management company, from February 2006 to March 2009. Mr. Preble began his career in 2001 as an

International Advisor for Morgan Stanley and worked directly with institutional and ultra-high net worth families. He is a member of Southeast United States Trade Organization, and USA Poultry. Mr. Preble received his Bachelor of Arts degree in Finance and a Corporate Master’s Degree in Business Administration from Florida International University. We believe Mr. Preble is well qualified to serve as a member of the Board due to his extensive experience in investment management and business operations.

Jeffrey Smith has served as our director since April 2023. Mr. Smith has been the founder and Managing Attorney for LawVisory, a law firm serving registered investment advisers, financial institutions, family offices, issuers, investment funds and businesses with their securities, regulatory, compliance, corporate, tax, litigation, arbitration, contracts, digital assets, and merger and acquisition legal needs, since December 2005. Mr. Smith has also been the Chief Compliance Officer and Chief Legal Officer of North Rock Partners, LLC, a wealth advisory firm, from January 2021 to April 2022; Virtue Capital Management LLC, an investment advisory firm, from January 2019 to January 2021; and Chief Compliance Officer of Griffin Capital Company LLC, an investment and asset management company, from February 2017 to May 2018. Prior to that, he was with Research Affiliates LLC, an investment advisory firm, where he served as Chief Compliance Officer and Assistant General Counsel from August 2013 to February 2017; Director of Compliance of Athene Asset Management LLC, an asset management firm, from July 2012 to August 2013; and Senior Counsel of Legal and Compliance at The Rock Creek Group, an investment fund manager, from July 2010 to July 2012. Additionally, Mr. Smith served as Investigative Counsel for the Financial Crisis Inquiry Commission from January 2010 to July 2010. Prior to that, Mr. Smith was a tax attorney for Deloitte from July 1999 to July 2000 and Crowe Horwath from July 2000 to July 2002. Mr. Smith graduated cum laude with a B.S. in Accounting from the University of Kentucky, where he also earned his J.D. He received his L.L.M., with highest honors, in Securities & Financial Regulation from Georgetown Law in Washington, D.C. and holds the following certifications: Certified Regulatory and Compliance Professional (FINRA Institute at Wharton); Investment Adviser Certified Compliance Professional (NRS Education); and Certified in Risk Management (International Institute of Professional Education and Research). We believe Mr. Smith is well qualified to serve as a member of the Board due to his extensive experience with public company compliance and investment.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Edward Preble and Jeffrey Smith will expire at our first annual meeting of stockholders. The term of office of the second class of directors, which consists of Eric Swider and Frank Andrews, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Patrick Orlando, will expire at the third annual meeting of stockholders.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Smith, Preble and Andrews serve as members of our audit committee, and Mr. Smith chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Smith, Preble and Andrews meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) under the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Smith qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Preble, Andrews and Smith serve as members of our compensation committee and Mr. Preble chairs the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Preble and Andrews are independent.

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

Notwithstanding the foregoing, as indicated above, other than the payment to each of Renatus and Benessere Enterprises Inc., an affiliate of our sponsor, of $15,000 per month, for up to the Combination Period, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees will be Messrs. Preble, Andrews and Smith. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

None of our officers has received any cash compensation for services rendered to us. Commencing September 3, 2021, we have agreed to pay each of Renatus and Benessere Enterprises Inc., an affiliate of our sponsor, a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of April 17, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 37,210,686 shares of our common stock, consisting of (i) 30,023,186 shares of our Class A common stock and (ii) 7,187,500 shares of our Class B common stock, issued and outstanding as of April 17, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock(2)		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Eric Swider	—	—	7,500	*	*
Katherine Chiles	—	—	—	—	—
Alexander Cano	—	—	—	—	—
Frank Andrews	—	—	—	—	—
Patrick Orlando(3)	1,133,484	3.8%	5,490,000	76.4%	14.8%
Edward Preble	—	—	—	—	—
Jeffrey Smith	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	1,133,484	3.8%	5,497,500	76.5%	14.8%
Other 5% Stockholders
ARC Global Investments II LLC (the Sponsor)(3)	1,133,484	3.8%	5,490,000	76.4%	14.8%

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Digital World Acquisition Corp., 3109 Grand Ave., #450, Miami, Florida 33133.
(2)

Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)

ARC Global Investments II LLC, our sponsor, is the record holder of the securities reported herein. Patrick Orlando is the managing member of our sponsor. By virtue of this relationship, Mr. Orlando may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Orlando disclaims any such beneficial ownership except to the extent of his pecuniary interest.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

For more information on the TMTG Business Combination, see “Item 1. Business.”

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

On April 5, 2023, we entered into an Administrative Support Agreement with Renatus , an advisory group owned by Eric Swider, the Interim Chief Executive Officer and director of the Company, pursuant to which, the Company agrees to pay Renatus a monthly fee of $15,000 for office space, utilities and secretarial and administrative support commencing from April 5, 2023 until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $30,000,000 of such loans may be convertible into units, $28,500,000 of which is subject to approvals from the stockholders of the Company and the PIPE Investors, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our sponsor purchased an aggregate of 1,133,484 placement units at a price of $10.00 per unit for an aggregate purchase price of $11,334,840. Each placement unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, the representative shares, the placement shares or the placement warrants, which will expire worthless if we do not consummate a business combination by June 8, 2023 or seek further extensions. The placement units are identical to the units sold in our initial public offering except that the placement units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of our initial business combination except to permitted transferees and (b) the placement warrants, so long as they are held by our sponsor or its permitted transferees will be entitled to registration right.

Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by June 8, 2023 or seek further extensions and (iii) if we fail to consummate a business combination within the Combination Period or if we liquidate prior to the expiration of the Combination Period. However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate by June 8, 2023 or seek further extensions. In addition, the holders of the representative shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination within the Combination Period.

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

On September 8, 2022, the Company issued a promissory note in the aggregate principal amount of $2,875,000 to the sponsor of the Company in connection with the extension of the termination date for the Company’s initial business combination from September 8, 2022 to December 8, 2022, pursuant to which, the sponsor has agreed to loan to the Company $2,875,000 to deposit into the Company’s trust account.

On April 21, 2023, the Company issued two promissory notes (one for $625,700 and the other for $500,000) in the aggregate principal amount of $1,125,700 to the sponsor to pay costs and expenses in connection with completing an initial business combination. Each of the two notes bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the sponsor and subject to certain conditions, all of the unpaid principal amount of each of the two notes may be converted into Conversion Units immediately prior to the consummation of an initial business combination with the total Conversion Units so issued equal to: (x) the portion of the principal amount of the respective note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. The issuances of the two notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

For more information on the agreements entered into in connection with the TMTG Business Combination, including the names of the agreements involving related parties, such as the sponsor, officers or directors, please see our Current Reports on Form 8-K filed with the SEC on May 17, 2022, December 6, 2021 and October 26, 2021.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Preble, Andrews and Smith are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $234,567 and $73,018, respectively. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $54,075. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees

We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2022 and 2021.

All Other Fees

We did not pay Marcum for any other services for the years ended December 31, 2022 and 2021.

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

xlix

PART IV

Item 15.	Exhibit and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements

(2) Financial Statement Schedules
All financial statement
schedules
are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page of this Report.
(3) Exhibits
We hereby file as part of this Report the exhibits listed in the attached
Exhibit
Index.
Exhibits
that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Digital World Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Digital World Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as for the years ended December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainies.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021.
New York, NY
April
25
, 2023

DIGITAL WORLD ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets
Cash	$989	$327,731
Prepaid assets	168,350	240,972

Total Current Assets	169,339	568,703
Prepaid assets	—	165,051
Cash Held in Trust Account	300,330,651	293,257,098

TOTAL ASSETS	$300,499,990	$293,990,852

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$17,166,842	$483,535
Note payable – Sponsor	2,875,000	—
Income taxes payable	979,475	—
Franchise tax payable	400,000	200,000
Working capital loans	625,700	—
Advances - related party	425,835	—

Total Current Liabilities	22,472,852	683,535
Deferred underwriter fee payable	10,062,500	10,062,500

TOTAL LIABILITIES	32,535,352	10,746,035

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized; 28,744,342 and 28,750,000 shares outstanding, at redemption value ($10.40 and $10.20 per share)	298,951,176	293,250,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,744,342 and 28,750,000 shares subject to redemption	127	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(30,987,384)	(10,006,029)

Total Stockholders’ Deficit	(30,986,538)	(10,005,183)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$300,499,990	$293,990,852

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS
OF
OPERATIONS

	For the Year ended December 31,
	2022	2021

Formation and operating costs	$18,299,257	$1,191,593
Franchise tax expense	200,000	200,000
Loss from operation costs	(18,499,257)	(1,391,593)
Other income and expenses:
Interest earned on cash held in Trust Account	4,257,469	7,098
Loss before income taxes	(14,241,788)	(1,384,495)
Income tax expense	(979,475)	—
Net loss	$(15,221,263)	$(1,384,495)

Weighted average shares outstanding of Class A common stock	30,026,769	9,404,134
Basic and diluted net loss per Class A common stock	$(0.41)	$(0.08)

Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500
Basic and diluted net loss per Class B common stock	$(0.41)	$(0.08)

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CHANGES STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	1,277,234	$127	7,187,500	$719	$—	$(10,006,029)	$(10,005,183)
Net loss						(15,221,263)	(15,221,263)
Remeasurement of Class A common stock to redemption value						(5,760,092)	(5,760,092)

Balance - December 31, 2022	1,277,234	$127	7,187,500	$719	$—	$(30,987,384)	$(30,986,538)

DIGITAL WORLD ACQUISITION CORP.
STATEMENT OF CHANGES STOCKHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	—	—	—	—	—	—
Issuance of Class B common stock to sponsor (1) (2)	—	$—	7,187,500	$719	$24,281	$—	$25,000
Class A common stock accretion to redemption value	—	—	—	—	(12,796,508)	(7,184,020)	(19,980,528)
Issuance of Class A common stock to investor , net of offering costs	1,133,484	113	—	—	11,334,727	—	11,334,840
Issuance of Class A common stock to representative	143,750	14	—	—	1,437,500	(1,437,514)	—
Net loss	—	—	—	—	—	(1,384,495)	(1,384,495)
Balance – December 31, 2021	1,277,234	$127	7,187,500	$719	—	$(10,006,029)	$(10,005,183)

(1)	The shares and the associated amounts have been retroactively restated to reflect the three-for-one stock split on July 1, 2021.
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

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CASH
FLOWS

	For the Year end December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(15,221,263)	$(1,384,495)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(4,257,469)	(7,098)
Changes in operating assets and liabilities:
Accrued expenses and income taxes payable	17,662,782	483,535
Prepaid insurance	237,673	(406,023)
Franchise tax payable	200,000	200,000

Net cash used in operating activities	(1,378,277)	(1,114,081)
Cash flows from investing activities:
Investment of cash in Trust Account	(2,875,000)	(293,250,000)
Investments withdrawn from Trust Account for redemptions	58,916	—

Net cash used in investing activities	(2,816,084)	(293,250,000)
Cash flows from financing activities:
Proceeds from sale of Units	—	287,500,000
Proceeds from sale of private placement warrants	—	11,334,840
Proceeds from Sponsor note	2,875,000	223,557
Repayment of Sponsor note	—	(223,557)
Due from Sponsor	—	(1,702,958)
Payment of due from Sponsor	—	1,702,958
Payment of offering costs	—	(4,168,028)
Proceeds from working capital loan	625,700	—
Proceeds from advances - related party	425,835	—
Redemption of shares	(58,916)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	3,867,619	294,691,812
Net change in cash	(326,742)	327,731
Cash at beginning of period	327,731	—
Cash at end of period	$989	$327,731

Non-cash investing and financing activities:
Deferred underwriting fee payable	—	10,062,500
Remeasurement of Class A common stock	$5,760,092	—
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
As of December 31, 2022, the Company had not yet commenced operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and the search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and the concurrent Private Placement (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
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
of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (“Amended and Restated Certificate of Incorporation”) (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or certain amendments to its Amended and Restated Certificate of Incorporation prior thereto or to redeem 100% of the Public Shares if the Company does not complete its

F-
7

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per- share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
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

F-
8

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
On November 22, 2022, the Company held a special meeting of stockholders. At the meeting, the Company’s stockholders approved the an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware extending, upon the request of the Sponsor and approval by the Board, the period of time for the Company to consummate an initial business combination up to four times, each by an additional three months, for an aggregate of 12 additional months (which is from September 8, 2022 up to September 8, 2023).
In connection with the special meeting of stockholders, stockholders holding 5,658 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, $58,916 (approximately $10.41 per share) was removed from the Company’s trust account to pay such holders.
On September 8, 2022, the Company issued a promissory note in the aggregate principal amount of $2,875,000 to the Sponsor, in connection with the extension of the termination date for the Company’s initial Business Combination from September 8, 2022 to December 8, 2022. On December 19, 2022, the Company announced the second extension of the termination date for the Company’s initial Business Combination from December 8, 2022 from March 8, 2023. On February 28, 2023, the Company announced the third extension of the termination date for the Company’s initial Business Combination from March 8, 2023 to June 8, 2023.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Company has until June
8, 2023
(or September 8, 2023, if extended)

to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five
business days thereafter, redeem

% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $
100,000)
, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than

$
10.45
.

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
“Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as stated above, the Company has until June 8, 2023 (or September 8, 2023, if extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Proposed Business Combination
The Company entered into an Agreement and Plan of Merger, dated as of October 20, 2021 (as amended by the First Amendment to Agreement and Plan of Merger, dated May 11, 2022, and as it may be further amended or

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
On December 4, 2021, in support of the Transactions, the Company entered into securities purchase agreements (the “SPAs”) with certain institutional accredited investors (the “PIPE Investors”), pursuant to which the investors agreed to purchase an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”), at a purchase price of $1,000 per share of Preferred Stock, for an aggregate commitment of $1,000,000,000 in a private placement (the “PIPE”) to be consummated concurrently with the Transactions. The shares of Preferred Stock have an initial conversion price per share of $33.60 and are initially convertible into an aggregate of 29,761,905 shares of common stock. The closing of the PIPE is conditioned on the concurrent closing of the Transactions and other closing conditions as set forth in the SPA. Pursuant to the SPAs, each of the PIPE Investors may terminate its respective SPA, among other things, if the closing of the PIPE has not occurred on or prior to September 20, 2022. As a result, the Company received termination notices from certain PIPE Investors, who originally agreed to purchase up to 251,500 shares of the Company’s Series A Convertible Preferred Stock.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with rules and regulations of the Securities and Exchange Commission (the “SEC”).
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 or December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term
nature.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-1
4

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,133,484 Placement Units at a price of $10.00 per Placement Unit (or $11,334,840 in the aggregate). The Sponsor initially transferred $13,203,590 to the Trust Account on September 8, 2021. The excess proceeds ($1,869,110)
 over the proceeds of the Private Placement were subsequently transferred back to the Company’s operating account and returned to the Sponsor.
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

F-1
5

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Administrative Services Arrangement
An affiliate of the Sponsor has agreed, commencing from the date when the Company’s Registration Statement was declared effective through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $15,000 per month for these services. $180,000 of expense was recorded for the year December 31, 2022, and 2021, respectively.
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
In November 2021, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2023, which loans will be non-interest
bearing, unsecured and will be payable upon the consummation of a Business Combination
.

As of December 31, 2022 and December 31, 2021, there were $
625,700
and $
0
outstanding under this loan, respectively. See Note 9 for subsequent events related to this note.
On May 12, 2022, the Company entered into an amendment (the “Amendment to the Insider Letter”) to that certain letter agreement, dated September 2, 2021 (“Insider Letter”), with the Sponsor and the Company’s directors, officers or other initial shareholders named therein (the “Insiders”). Pursuant to the Insider Letter, among other matters, the Sponsor and the Insiders agreed in Section 9 thereof, that the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may make non-interest
bearing loans to the Company to finance transaction costs in connection with the Business Combination and that, at the option of the lender, up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, upon consummation of the Business Combination. Under the Amendment to the Insider Letter, each of the Sponsor and the Insiders have agreed to revise the terms of the Insider Letter to increase the aggregate principal amount of loans by the Sponsor, its affiliates or our officers and directors that can be converted into units from $1,500,000 to $30,000,000. The securities issuable upon conversion of such loans are subject to stockholder approval at the special meeting of the Company’s stockholders to be held to approve the Business Combination. As of December 31, 2022, no such loans were outstanding.
On September 8, 2022, the Company issued a promissory note (the “Note”) in the aggregate principal amount of $
2,875,000
to the Sponsor, in connection with the extension of the termination date for the Company’s initial Business Combination from September 8, 2022 to December 8, 2022. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and

F-1
6

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

(ii) the date that the winding up of the Company is effective
. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of December 31, 2022, there was $2,875,000 outstanding under this Note.
Advances – related party
During 2022, the Sponsor paid, on behalf of the Company,

$
425,835

to a vendor for costs incurred by the Company.

As of December 31, 2022, the Company’s obligation to the Sponsor for such payment was outstanding.
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

F-1
7

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-1
8

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

These subpoenas, and the underlying investigations by the SEC and the U.S. Department of Justice, can be expected to delay effectiveness of the Form
S-4,
which could materially delay, materially impede, or prevent the consummation of the Transactions.
Directors’ and Officers’ Insurance Policy
The coverage under the D&O policy is $2.5 million in excess of a $5.0 million retention. The Company has submitted a notice of loss related to the above noted DOJ and SEC actions to the insurance company and has begun submitting information to the insurance company. Due to the early stage of this matter, there can be no assurance that the Company will be successful in recouping costs from the insurance company under its D&O policy.

The Company is subject to litigation, disputes and claims in the normal course of its business. The Company is aware of a dispute with a vendor for alleged services provided in 2022. The vendor’s most recent settlement offer is $140,000. The Company does not believe any services were provided by such vendor and as such, no amount is due the vendor. The Company has not recorded a liability for these alleged services.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 8, 2021, the Company issued 143,750 shares of Class A common stock (“representative shares”) to the underwriter. The Company accounts for the representative shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity, at an estimated fair value of $1,437,500. At December 31, 2022 and December 31, 2021, there were 28,744,342 and 28,750,000 shares of Class A common stock issued and outstanding that are subject to possible redemption, and accordingly, such shares have been classified outside of permanent equity. At December 31, 2022 and December 31, 2021, there were 1,277,234 shares of Class A common stock included in stockholders’ deficit.
Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On September 2, 2021, the Sponsor surrendered an aggregate of 1,437,500 shares of Class B common stock for cancellation for no consideration. At December 31, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding, of which 1,650,000 shares were transferred to qualified institutional buyers. The shares of Class B Common Stock held by the Sponsor, officers and directors of the Company and institutional buyers represent 20% of the issued and outstanding shares after the Initial Public Offering (assuming those initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares). Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one
basis, subject to certain adjustments.
Warrants - The warrants will become exercisable 30 days after the consummation of a Business Combination. The warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

F-1
9

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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
NOTE 8. TAXES
The Company’s net deferred tax assets is as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$—	$45,896
Start up costs	329,058	283,512
Total deferred tax assets	329,058	329,408
Valuation Allowance	(329,058)	(329,408)
Deferred tax asset, net of allowance	$—	$—

Below is breakdown of the income tax provision.

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Federal
Current	$766,924	$—
Deferred	290	(290,744)
State and local
Current	212,551	—
Deferred	60	(38,664)
Change in valuation allowance	(350)	329,408
Income tax provision	$979,475	$—

As of December 31, 2022 and 2021, the Company had $
0 and $192,902 of U.S. federal and state operating loss carryovers that do not expire and are available to offset future taxable income.
In assessing the r
e
alization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $(350) and $329,408, respectively.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

A

reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Federal income taxes at 21%	21.00%	21.0%
State tax, net of Federal benefit	4.35%	2.79%
Merger costs	(31.07)%	0
Prior year adjustment	(1.32)%	0
State rate change	0.14%	0
Other	0.02%	0
Change in valuation allowance	0.00%	(23.79)%

Provision for income tax	(6.88)%	—

The effective tax rate differs from the statutory tax rate of 21%

for the year ended December 31, 2022 and 2021, due to the valuation allowance, state taxes and merger costs than are nondeductible . The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 9. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up to the date the Company issued the financial statements. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below.
On April 5, 2023, Company entered
into an Administrative Support Agreement with Renatus LLC (“Renatus”), an advisory group owned by Eric Swider, the Interim Chief Executive Officer and director of the Company, pursuant to which, the Company agrees to pay Renatus a monthly fee of $15,000 for office space, utilities and secretarial and administrative support commencing from April 5, 2023 until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation.
On April 21, 2023, the Company issued two promissory notes (one for $625,700 and the other for $500,000) in the aggregate principal amount of $1,125,700 to the Sponsor to pay costs and expenses in connection with completing a Business Combination. Each of the two notes bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of each note may be converted into units of the Company (the “Conversion Units”) immediately prior to the consummation of the Business Combination with the total Conversion Units so issued equal to: (x) the portion of the principal amount of the respective note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

F-2
2

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 20, 2021, by and among the Company, Merger Sub, Company Representative, TMTG and TMTG Representative. (5) +

2.2	First Amendment to Agreement and Plan of Merger, dated as of May 11, 2022, by and among the Company, Merger Sub, Company Representative, TMTG and TMTG Representative. (8)

3.1	Amended and Restated Certificate of Incorporation. (4)

3.2	Amendment to the Amended and Restated Certificate of Incorporation (9)

3.2	By Laws. (1)

3.3	Form of Certificate of Designation of Preferred Stock. (6)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated September 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (4)

4.5	Description of Registered Securities. (7)

10.1	Letter Agreement among DWAC, its officers, directors and ARC Global Investments II LLC. (4)

10.2	Amended and Restated Promissory Note, dated August 20, 2021, issued to ARC Global Investments II LLC. (3)

10.3	Investment Management Trust Agreement, dated September 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)

10.4	Registration Rights Agreement, dated September 2, 2021, by and among the Company and certain security holders. (4)

10.5	Securities Subscription Agreement, dated January 20, 2021, between the Company and ARC Global Investments II LLC. (1)

10.6	Unit Subscription Agreement, dated September 2, 2021, between the Company and ARC Global Investments II LLC. (4)

10.7	Administrative Support Agreement by and between the Company and Benessere Enterprises Inc. (4)

10.8	Form of Voting Agreement. (5)

10.9	Form of Lock-Up Agreement. (5)

10.10	Form of Securities Purchase Agreement, dated as of December 4, 2021, by and between the Company and the investors named therein. (6)

10.11	Form of Registration Rights Agreement, dated as of December 4, 2021, by and between the Company and the investors named therein. (6)

10.12	Amendment to Letter Agreement, dated May 12, 2022, among the Registrant and our officers, directors and ARC Global Investments II LLC. (8)

10.13	Form of Indemnity Agreement. (2)

10.14	Promissory Note to ARC Global Investments II LLC dated as of September 8, 2022. (10)

10.15	Administrative Services Agreement, dated as of April 5, 2023, by and between the Company and Renatus LLC. (11)

10.16*	Promissory Note to ARC Global Investments II LLC, dated as of April 21, 2023.

10.17*	Promissory Note to ARC Global Investments II LLC, dated as of April 21, 2023.

14	Form of Code of Ethics. (2)

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Audit Committee Charter. (2)

99.2	Compensation Committee Charter. (2)

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+

Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). DWAC agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256472), filed with the SEC on May 26, 2021.
(2)	Incorporated herein by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-256472), filed with the SEC on July 26, 2021.
(3)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-256472), filed with the SEC on August 20, 2021.
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2021.
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2021.
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2021.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 13, 2022.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-4, filed with the SEC on May 16, 2022.
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 30, 2022.
(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2022.
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 25, 2023	DIGITAL WORLD ACQUISITION CORP.

	By:	/s/ Eric Swider
	Name:	Eric Swider
	Title:	Interim Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Swider Eric Swider	Interim Chief Executive Officer and Director (Principal Executive Officer)	April 25, 2023

/s/ Katherine Chiles	Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2023

/s/ Frank Andrews	Non-Executive Chairman	April 25, 2023

/s/ Patrick Orlando Patrick Orlando	Director	April 25, 2023

/s/ Edward Preble Edward Preble	Director	April 25, 2023

/s/ Jeffrey Smith Jeffrey Smith	Director	April 25, 2023