Form 10-K/A
period 2022-12-31
Digital World Acquisition Corp.
filed 2023-10-30
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment Number 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
As of
October 27
, 2023, there were 30,023,186 shares of Class A common stock, par value $
0.0001
per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE
We are filing this comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2022 and 2021 (the “Form 10-K”). This Form 10-K contains restatements of the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended December 31, 2022 and 2021, originally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and filed with the Securities and Exchange Commission (“SEC”) on April 26, 2023 (the “Original Report”), (ii) audited consolidated financial statements for the fiscal year ended December 31, 2021 and filed with the SEC on April 13, 2022 (the “2021 10-K”), and (iii) unaudited consolidated financial statements for the quarterly periods ended March 31, 2022, June 30, 2022, and September 30, 2022, originally included in our Quarterly Reports on Form 10-Q for such quarterly periods, and filed with the SEC on May 19, 2022, August 23, 2022 and November 21, 2022, respectively (collectively, the “2022 Form 10-Qs” and together with the Original Report and 2021 10-K, the “Prior Financial Statements”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete the Business Combination or the PIPE;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Business Combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete the Business Combination;

•	the competitive environment in which our successor will operate following the Business Combination;

•	our public securities’ potential liquidity and trading;

•	the lack of a liquid market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; or

•	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“Adeptus” are to Adeptus Partners, LLC, our independent registered public accounting firm as of August 8, 2023;

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

•	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

•	“ASU” are to the FASB Accounting Standards Update;

•	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

•	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

•	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

•	“Closing” are to the consummation of the transactions contemplated by the Merger Agreement (as defined below);

•	“Combination Period” are to the period from the closing of the initial public offering (as defined below) to September 8, 2024 that the Company has to consummate an initial business combination;

•	“common stock” are to the Class A common stock and the Class B common stock;

•	“Company,” “Digital World,” “DWAC,” “we” or “us” are to Digital World Acquisition Corp., a Delaware corporation;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Effective Time” are to the effective time of the Merger (as defined below) in accordance with the Merger Agreement;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“Extension” are to the extension of the deadline by which the Company must complete its business combination;

•	“FASB” are to the Financial Accounting Standards Board;

•	“FINRA” are to the Financial Industry Regulatory Authority;

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

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our executive officers and directors;

•	“Marcum” are to Marcum LLP, our independent registered public accounting firm until July 27, 2023;

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

•	“Merger Sub” are to DWAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company;

•	“Nasdaq” are to the Nasdaq Stock Market LLC;

•	“Outside Date” are to September 20, 2022;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

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

Our sponsor and management team are responsible for completing our initial business combination. Our management team is led by Eric Swider, our Chief Executive Officer and director. We must complete our initial business combination by June 8, 2023 or seek further extensions. If our initial business combination is not consummated during the Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account after deduction from the interest earned thereon amounts to pay tax obligations and up to $100,000 that may be used for our dissolution expenses.

TMTG Business Combination

Merger and PIPE Agreements

As previously announced, we entered into the Merger Agreement on October 20, 2021, and an amendment to the Merger Agreement on May 11, 2022. Pursuant to the Merger Agreement, the parties agreed, subject to the terms and conditions of the Merger Agreement, to effect the Business Combination. For more information about the Business Combination, see our Current Reports on Form 8-K filed with the SEC on October 21, 2021, October 26, 2021, May 17, 2022 and September 23, 2022, and the proxy statement/prospectus included in the Form S-4 filed with the SEC on May 16, 2022, as it may be amended or supplemented from time to time.

On December 4, 2021, in support of the Business Combination, Digital World entered into SPAs with certain PIPE Investors, pursuant to which the investors agreed to purchase an aggregate of 1,000,000 shares of the Preferred Stock, for a purchase price of $1,000 per share of Preferred Stock, for an aggregate commitment of $1,000,000,000 in a PIPE to be consummated concurrently with the closing of the Business Combination. The shares of Preferred Stock have an initial conversion price per share of $33.60 and are initially convertible into an aggregate of 29,761,905 shares of common stock (subject to downward adjustment). The price is subject to further downward adjustment to a 40% discount to Digital World’s volume-weighted average closing price for the ten trading days following the day of the Business Combination, with a floor price of $10.00. The closing of the PIPE is conditioned on the closing of the Business Combination, effectiveness of an Initial Resale Registration Statement and other closing conditions.

The PIPE Investors are also entitled to certain registration rights under a Registration Rights Agreement, pursuant to which Digital World is required to file an Initial Resale Registration Statement for all of the shares of common stock issuable upon conversion of the Preferred Stock held by the PIPE Investors within 10 days following the filing of the Form S-4. The Registration Rights Agreement also provides that such Initial Resale Registration Statement shall be declared effective as of the closing date of the Business Combination, subject to certain exceptions, including, but not limited to, that in the event that Digital World has cleared all SEC comments on the Initial Resale Registration Statement but the Initial Resale Registration Statement is not permitted to be declared effective as of the date of the closing of the Business Combination, the effectiveness date of the Initial Resale Registration Statement may be postponed to the earliest date following the closing of the Business Combination that the SEC will permit. Thereafter, the combined entity will be required to register and to maintain the registration for all shares underlying the Preferred Stock until the effective date of the Business Combination.

In connection with the PIPE and in accordance with Section 4.3(b)(ii) of DWAC’s charter, the Sponsor, as majority holder of DWAC’s Class B common stock, waived certain anti-dilution rights of the Class B Holders to any increase in the number of shares of Class A common stock issuable upon conversion of the Class B common stock. In exchange for such waiver, and in the event that the transactions contemplated by each SPA are consummated in accordance with its terms, the Class B Holders will be entitled to receive (i) an aggregate of 744,048 shares of Anti-dilution Shares and (ii) warrants to purchase an aggregate of 744,048 shares of Class A common stock (the “Warrants”) at an exercise price per share of $33.60 for a term of five years. The Warrants shall otherwise have terms, including but not limited to registration rights, that are substantially identical to the warrants previously issued to the Class B Holders and shall not contain any anti-dilution or reset provisions, except for standard adjustments for any stock splits, stock dividends, recapitalizations and similar events.

For more information about the PIPE and the terms of the Preferred Stock, see our Current Reports on Form 8-K filed with the SEC on December 6, 2021, and the proxy statement/prospectus included in the Form S-4 filed with the SEC on May 16, 2022, as it may be amended or supplemented from time to time.

Status of TMTG Business Combination and PIPE

The Merger Agreement is subject to a number of conditions which must be satisfied or waived in order to complete the Business Combination and the Merger Agreement may be terminated at any time, even prior to the Extension, under certain customary and limited circumstances, including among other reasons, (i) by mutual consent of TMTG and Digital World, (ii) by either Digital World or TMTG if any of the conditions to the closing of the Business Combination have not been satisfied or waived by the Outside Date, provided that Digital World may extend the Outside Date until September 8, 2023 (or after September 8, 2024 if extended by Digital World following the implementation of the Extension), and provided further that this termination right shall not be available to Digital World or TMTG if the breach by such party (i.e., either Digital World or DWAC Merger Sub Inc. on one hand, or TMTG, on the other hand) of the Merger Agreement was the cause of, or resulted in, the failure of the closing of the Business Combination to occur on or before the Outside Date, (iii) by either Digital World or TMTG if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting, or if any law is in effect making illegal, the transactions contemplated by the Merger Agreement, (iv) by either Digital World or TMTG for the other party’s uncured breach (subject to certain materiality qualifiers and cure periods), (v) by Digital World if there has been an event after the signing of the Merger Agreement that has a material adverse effect (as defined in the Merger Agreement) on TMTG (but excluding a qualifying settlement of certain litigation in which TMTG is involved) that is uncured and continuing, (vi) by TMTG if there has been an event after the signing of the Merger Agreement that has a material adverse effect on Digital World that is uncured and continuing, (vii) by either Digital World or TMTG if approval for the Business Combination and the other required stockholder proposals are not obtained at the Digital World’s special meeting of stockholders to approve the Business Combination, (viii) by either Digital World or TMTG if a special meeting of TMTG’s stockholders is held and TMTG’s stockholder shall not have approved the Merger Agreement and the Business Combination and related matters and (ix) by the mutual and reasonable written consent of Digital World and TMTG in the event that that any required approval of the SEC or any other governmental authority cannot be obtained by the Outside Date, as such date may be extended.

In addition, the SPAs may be terminated, under certain circumstances, among others, upon the earlier to occur of (a) the mutual written agreement of the parties thereto, and (b) the termination (for any reason) of the Merger Agreement by any party to the same, or if the Business Combination is not consummated by the Outside Date.

Unless extended, the Merger Agreement may be terminated at any time in accordance with its terms, including by either Digital World or TMTG after September 8, 2023 (or after September 8, 2024 if extended by Digital World following the implementation of the Extension), and you may not have the chance to vote on the Business Combination if the Merger Agreement is terminated beforehand. Additionally, the SPAs with the PIPE Investors may be terminated by the PIPE Investors any time after September 20, 2022 if the Business Combination has not been consummated by such date. As a result, Digital World received termination notices from certain PIPE Investors, who originally agreed to purchase up to 251,500 shares of Preferred Stock. As of the record date, we had not received additional termination notices.

Furthermore, unless waived by the parties, the Company is required to file and obtain effectiveness of an Initial Resale Registration Statement on or before the closing of the Business Combination, subject to certain exceptions. The Initial Resale Registration Statement was filed on May 27, 2022 and has not been declared effective by the SEC. Digital World believes that the SEC will not declare the Initial Resale Registration Statement effective until after the closing date of the Business Combination, and in order to close the PIPE as currently contemplated by the SPAs, the PIPE Investors have to waive the closing condition that requires effectiveness of the Initial Resale Registration Statement as of the closing date of the Business Combination. The closing of the PIPE is conditioned on the closing of the Business Combination, effectiveness of an Initial Resale Registration Statement and other closing conditions.

The Company will discuss an extension of the Merger Agreement, the SPAs and related registration obligations with the relevant parties if the Extension Amendment Proposal is approved and the Extension is implemented. It is likely that the parties will be required to restructure the PIPE or renegotiate such arrangements in view of the PIPE closing conditions, evolving market and regulatory conditions. We do not have an estimate as to when any such renegotiation or amendment to the existing PIPE arrangements will be concluded. There is no assurance that such terms can be renegotiated on favorable terms, if at all. Under the terms of the Merger Agreement, TMTG is not required to consummate the Business Combination if the Company does not have at least $60,000,000 in available cash (including proceeds in connection with any private placement or any other alternative financing arrangement mutually agreed upon by the parties and prior to giving effect to the payment of unpaid expenses and liabilities) immediately prior to the consummation of the Business Combination (after taking into account payments required to satisfy redemptions by the Company’s stockholders). There can be no assurance that we can sustain sufficient PIPE commitments to meet this Minimum Cash Condition or secure an alternative financing transaction to support the Business Combination, or that we will find an alternative target if we are unable to consummate the Business Combination with TMTG.

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

Regulatory Approvals/Investigations

We are the subject of an investigation by the SEC pursuant to Section 8(e) of the Securities Act, with respect to the Form S-4 relating to the Business Combination. We and certain of our directors received subpoenas from the SEC seeking various documents regarding, among other things, our due diligence regarding TMTG, communications regarding and due diligence of potential targets other than TMTG, and relationships and communications between and among us (and/or certain of our officers and directors) and other entities (including our Sponsor and certain advisors, including our underwriter and financial advisor in the IPO). In addition, we and each member of our Board received grand jury subpoenas seeking certain of the same documents demanded in the above-referenced SEC subpoenas, along with requests relating to our S-1 filings, communications with or about multiple individuals, and information regarding Rocket One Capital. These subpoenas, and the underlying investigations by the Department of Justice and the SEC, can be expected to delay effectiveness of the Form S-4, which could materially delay, materially impede, or prevent the consummation of the Business Combination. Additionally, any resolution of the investigation could result in the imposition of significant penalties, injunctions, prohibitions on the conduct of our business, damage to our reputation and other sanctions against us.

Additionally, we are not aware of any material regulatory approvals or actions that are required for completion of the Business Combination other than the approvals from the SEC and Nasdaq, as well as the expiration or early termination of the waiting period under the Hart-Scott-Rodino Act, which has occurred. It is presently contemplated that if any such additional regulatory approvals or actions are required, those approvals or actions will be sought. There can be no assurance, however, that any additional approvals or actions will be obtained. This includes any potential review by a U.S. government entity, such as CFIUS, on account of certain foreign ownership restrictions on U.S. businesses.

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

Patrick Orlando, a director and former Chief Executive Officer and Chairman and a U.S. citizen, is sole managing member of the Sponsor. Other members of the Sponsor include certain officers and directors of the Company. The Sponsor is not controlled by a non-U.S. person. To the best of the Company’s knowledge, other than the members holding an approximate 17.2% minority interest in the Sponsor, the Sponsor does not have substantial ties with any non-U.S. persons. Approximately 82.8% of the total allocated membership interests in the Sponsor are owned by U.S. persons on a look-through basis and, to the best of our knowledge, none of the Sponsor members who are U.S. persons have substantial ties with non-U.S. persons on a look-through basis. Of the approximately 17.2% of interests in the Sponsor owned by non-U.S. persons on a look-through basis, approximately 8.0% of interests are owned by persons in Guatemala, approximately 4.4% of interests are owned by persons in El Salvador, approximately 4.2% of interests are owned by persons in Brazil, approximately 0.5% of interests are owned by persons in Peru and approximately 0.1% of interests are owned by persons in Mexico. The Sponsor is expected to own no more than 8.1% of the combined company following the Business Combination.

We do not believe that either we or our Sponsor constitute a “foreign person” under CFIUS rules and regulations. However, if CFIUS considers Digital World to be a “foreign person” under such rules and regulations and TMTG a U.S. business that may affect national security, it could be subject to such foreign ownership restrictions and/or CFIUS review. If the Business Combination falls within the scope of foreign ownership restrictions, we may be unable to consummate the Business Combination. In addition, if the Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination.

Although Digital World does not believe it is a “foreign person,” CFIUS may take a different view and decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination, order us to divest all or a portion of a U.S. business of the combined company as if it had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any foreign ownership by the Sponsor. If Digital World were to seek an initial business combination other than the Business Combination, the pool of potential targets with which it could complete an initial business combination may be limited as a result of any such regulatory restriction. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy, resulting in further delays in Digital World’s ability to consummate the Business Combination, which may require us to liquidate. If we liquidate, our public stockholders may only receive $10.24 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in TMTG and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Financial Position

With funds available for an initial business combination in the amount of $300,330,651 as of December 31, 20228 before payment of $10,062,500 of deferred underwriting fees, before fees and expenses associated with our initial business combination (other than deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

Sources of Target Businesses

If the TMTG Business Combination is not consummated, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We have agreed to pay Benessere Enterprises Inc., an affiliate of our sponsor, a total of $15,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. On April 5, 2023, we entered into an Administrative Support Agreement with Renatus LLC (“Renatus”), an advisory group owned by Eric Swider, the Chief Executive Officer and director of the Company, pursuant to which, the Company agrees to pay Renatus a monthly fee of $15,000 for office space, utilities and secretarial and administrative support commencing from April 5, 2023 until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

•

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.24 per share (which represents the amount in the trust account as of December 31, 2021 before deduction of any payment of tax obligations or up to $100,000 to be used for liquidation expenses from interest earned on the funds in the trust account), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

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

Our executive offices are located at 3109 Grand Ave., #450, Miami, Florida 33133, and our telephone number is (305) 735-1517. The cost for our use of this space is included in the $15,000 per month fee we pay to Benessere Enterprises Inc., an affiliate of our sponsor, for office space, administrative and shared personnel support services. On April 5, 2023, we entered into an Administrative Support Agreement with Renatus, an advisory group owned by Eric Swider, the Chief Executive Officer and director of the Company, pursuant to which, the Company agrees to pay Renatus a monthly fee of $15,000 for office space, utilities and secretarial and administrative support commencing from April 5, 2023 until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

Except as indicated below, to the knowledge of our management team, there is no litigation currently pending or contemplated against us, or against any of our property.

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

On October 20, 2023, Robert Lowinger (the “Plaintiff”) filed a complaint against Rocket One Capital, LLC (“Rocket One”), Michael Shvartsman, Bruce Garelick, and the Company in the U.S. District Court for the Southern District of New York. According to the complaint, the Company has been named as a party in the lawsuit because the Plaintiff is seeking relief for the benefit of the Company. In the complaint, the Plaintiff contends that, in 2021, Mr. Garelick and Rocket One were directors of the Company and that they purchased securities of the Company. The Plaintiff further alleges that within a six-month period from the date of their purchases, both Mr. Garelick and Rocket One sold securities in the Company and realized profits from those sales. Additionally, the Plaintiff alleges that Mr. Shvartsman had a financial interest in the profits resulting from Rocket One’s purchases and sales of the Company’s securities. According to the Plaintiff, under Section 16(b) of the Exchange Act (15 U.S.C. §78p(b)), Rocket One, Mr. Shvartsman, and Mr. Garelick are each required to disgorge certain trading profits to the Company. As of the date of this report, the Company has not filed a response to the complaint. The case is Lowinger v. Rocket One Capital, LLC, et al., No. 1:23-cv-9243 (S.D.N.Y. Oct. 20, 2023).

Settlement in Principle

As previously disclosed in the Company’s Form 8-K filed with the SEC on July 3, 2023, the Company was the subject of an investigation (the “Investigation”) by the SEC with respect to certain statements, agreements and the timing thereof included in the Company’s registration statements on Form S-1 (the “Form S-1”) in connection with its IPO and Form S-4 relating to the business combination between the Company and TMTG.

On July 3, 2023, the Company reached an agreement in principle (the “Settlement in Principle”) in connection with the Investigation. The Settlement in Principle was subject to approval by the SEC.

On July 20, 2023, the SEC approved the Settlement in Principle, announcing settled charges against Digital World and entered a cease-and-desist order (the “Order”) finding that Digital World violated certain antifraud provisions of the Securities Act and the Exchange Act, in connection with Digital World’s IPO filings on Form S-1 and the Form S-4 concerning certain statements, agreements and omissions relating to the timing and discussions Digital World had with TMTG regarding the proposed business combination. In the Order, Digital World agreed (i) that any amended Form S-4 filed by Digital World will be materially complete and accurate with respect to certain statements, agreements and omissions relating to the timing and discussions that Digital World had with TMTG regarding the proposed business combination and (ii) to pay a civil money penalty in an amount of $18 million to the SEC promptly after the closing of any merger or a comparable business combination or transaction, whether with TMTG or any other entity.

Section 5.2 of the Merger Agreement provides that without the prior written consent of TMTG (such consent not to be unreasonably withheld, conditioned or delayed) the Company shall not settle or compromise any claim, action or proceeding, including any suit, action, claim, proceeding or investigation relating to the Merger Agreement or the transactions contemplated thereby, in excess of $100,000. As such, the Company has kept TMTG appraised of the discussions with the SEC and the Settlement in Principle. Nevertheless, TMTG is not a party to the Settlement in Principle or any related negotiation and it has not provided its consent to such settlement. Although the Company believes that it has complied with Section 5.2 of the Merger Agreement, TMTG may disagree and try to terminate the Merger Agreement.

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

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included Part II, Item 8 of this report. This report restates amounts as of and for the year ended December 31, 2022, included in our Original Report, the year ended December 31, 2021 included in the 2021 10-K, and for the 2022 Form 10-Qs. See Note 2, “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS” in “Item 8 Financial Statements and Supplementary Data”, for additional information. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Financial Condition

Cash Held in Trust Account increased by $7,073,553 to $300,330,651 at December 31, 2022 from $293,257,098 at December 31, 2021 as a result of income earned on the trust assets.

Class A common stock subject to possible redemption increased by $5,701,176 to $298,951,176 at December 31, 2022 from $293,250,000 at December 31, 2021 to $298,951,176 as a result of income earned on the trust assets, net of taxes.

Accrued expenses increased by $17,025,660 to $18,054,912 at December 31, 2022 from $1,027,926 at December 31, 2021 due primarily to legal investigations expenses incurred, but not paid.

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

Annual Results of Operations

Comparison of the Years Ended December 31, 2022 and December 31, 2021 (As Restated):

For the year ended December 31, 2022, we had a net loss of $15,642,548, which consists of formation and operating expenses of $8,716,023, legal investigations expense (see Note 7 to the audited financial statements) of $10,004,519 and income taxes of 979,475, partially offset by income on the trust assets of $4,257,469.

For the year ended December 31, 2021, we had a net loss of $1,951,280, which consists primarily of formation and operating expenses of $969,195 and legal investigations expense (see Note 7 to the audited financial statements) of $789,183.

Interim Period Results of Operations

This Annual Report includes summary financial information for the three-months ended March 31, 2022 and 2021, the three and six-months ended June 30, 2022 and 2021, and the three and nine-months ended September 30, 2022 and 2021. The following is a summary of the results of operations of the Company during each of those periods.

Three-months ended March 31, 2022 (As Restated) compared to the three-months ended March 31, 2021

For the three months ended March 31, 2022, we had a net loss of $3,160,911, which consists primarily of general and administrative costs of $397,734 and legal investigations expense of $2,742,708.

For the three months ended March 31, 2021, we had a net loss of $485, which consists of general and administrative costs.

Three-months and six-months ended June 30, 2022 (As Restated) compared to the three-months and six-months ended June 30, 2021

For the three months ended June 30, 2022, we had a net loss of $3,116,949, which consists primarily of general and administrative costs of $864,594 and legal investigations expense of $2,564,737.

For the three months ended June 30, 2021, we had a net loss of $740, which consists of general and administrative costs.

For the six months ended June 30, 2022, we had a net loss of $6,277,860, which consists primarily of general and administrative costs of $1,262,328 and legal investigations expense of $5,307,445.

For the six months ended June 30, 2021, we had a net loss of $1,225, which consists of general and administrative costs.

Three-months and nine-months ended September 30, 2022 (As Restated) compared to the three-months and nine-months ended September 30, 2021

For the three months ended September 30, 2022, we had a net loss of $3,818,711, which consists of general and administrative costs of $2,115,260 and legal investigations expense of $2,656,763 and taxes of $323,645, partially offset by interest income on the assets in the Trust Account of $1,326,957.

For the nine months ended September 30, 2022, we had a net loss of $10,096,571, which consists of general and administrative costs of $3,377,588 and legal investigations expense of $7,964,208 and taxes of $357,259, partially offset by interest income on the assets in the Trust Account of $1,752,484.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, the pending legal proceedings against us, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

Following the initial public offering and the sale of the placement units, a total of $293,250,000 was placed in a U.S.-based trust account, maintained by Continental, acting as trustee. We incurred offering costs of $23,566,497, consisting of deferred underwriting commissions of $10,062,500, fair value of the representative shares of $1,437,500, fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of $7,677,450, fair value of shares transferred to officers and directors of $221,018, and other offering costs of $4,168,029.

For the year ended December 31, 2022, cash used in operating activities was $1,455,883, which was primarily comprised of a net loss of $15,641,222 and income on the trust assets of $4,257,469, partially offset by a net change in operating liabilities of $18,4432,808.

For the year ended December 31, 2021, cash used in operating activities was $923,354, which was primarily comprised of a net loss of $1,951,280 partially offset by a net change in operating liabilities of $1,027,926.

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

On June 2, 2023, Digital World issued two promissory notes to Renatus in the aggregate principal amounts of (a) $2,000,000 and (b) $10,000,000. The proceeds of the Notes will be used to pay costs and expenses in connection with completing an initial business combination. Mr. Swider is a founder and partner of Renatus.

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

On July 27, 2023, the Company’s former public accounting firm, Marcum notified the Company’s Audit Committee of the Board of Directors of its resignation. During the two most recent fiscal years ended December 31, 2022 and through the subsequent interim period up to and including the date of Marcum’s resignation, there were no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K of the Exchange Act between the Company and Marcum.

During the two most recent fiscal years ended December 31, 2022 and through the subsequent interim period preceding Marcum’s resignation, there were the following reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K of the Exchange Act. As discussed above, there was a material weakness existing in the Company’s internal control over financial reporting, which will be remedied on the Company’s Form 10-K. Additionally, immediately after filing the Original Report, the Company’s management submitted documentation to Marcum for the filing of the Company’s Quarterly Report on Form 10-Q for the interim period ending March 31, 2023 (the “Q1 Form 10-Q”). As part of the preparation of its Q1 Form 10-Q, management provided Marcum with (i) two new invoices received during the first quarter of 2023, which were for certain services rendered in fiscal year 2022 and (ii) the board minutes for the first quarter of 2023. Upon review, Marcum notified the management that the two invoices had been recorded incorrectly. They should have been reported under the 2022 financial statements included in the Original Report. Moreover, Marcum pointed out that some Board of Directors meeting minutes from the first quarter of 2023 were missing from the materials submitted for the audit of the 2022 financial statements. During the submission period for the Original Report, the Company’s management had provided all Board of Directors’ meeting minutes up until December 31, 2022. This was consistent with both the Company’s prior practice and Marcum’s requests in previous audits. Thus, the Company’s new management understood Marcum’s request for review to only relate to the Board of Directors meeting minutes for fiscal year 2022, which were duly submitted. In April 2023, the Company submitted all available Board of Directors meeting minutes for fiscal year 2023. Since Marcum did not make any follow-up requests on such minutes, the Company’s management incorrectly concluded that the request had been fulfilled.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to a material weakness in internal control over financial reporting existed relating to financial reporting systems and accounting for accruals.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, because of a material weakness in internal control over financial reporting existed relating to financial reporting systems and accounting for accruals.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Resignation of Independent Registered Public Accounting Firm

On July 27, 2023, DWAC’s public accounting firm, Marcum LLP (“Marcum”) notified DWAC’s Audit Committee of the Board of Directors of its resignation.

Engagement of New Independent Registered Public Accounting Firm

On August 8, 2023, we engaged Adeptus Partners, LLC (“Adeptus”) as our independent public accounting firm to audit our financial statements for the fiscal years ended December 31, 2022 and 2021 and to review our quarterly financial statements beginning with the amended first quarter of the 2022 fiscal year.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of our Original Report, our directors and officers are as follows:

Name	Age	Position
Eric Swider	50	Chief Executive Officer and Director
Katherine Chiles	43	Chief Financial Officer
Alexander Cano	49	President and Secretary
Frank Andrews	49	Non-Executive Chairman and Director
Patrick Orlando	52	Director
Edward Preble	50	Director
Jeffrey Smith	50	Director

The experience of our directors and executive officers is as follows:

Eric Swider has served as our Chief Executive Officer since March 2023 and as a director since September 2021. Mr. Swider has been serving as the Chief Executive Officer of RUBIDEX since January 2020, a start-up company focusing on data security. From February 2021 to October 2022, Mr. Swider served as a director of Benessere Capital Acquisition Corp., a special purpose acquisition company. Mr. Swider founded Renatus Advisors and has been serving as the Partner of Renatus LLC since June 2016, where he is responsible for FEMA grant management and government advisory services. From September 2016 to January 2018, Mr. Swider served as the Managing Director of Great Bay Global where he oversaw the launch of a new business division focused on investing in alternative strategies. From December 2014 to June 2016, Mr. Swider served as the Managing Director of OHorizons Global, where he oversaw expansion of a new investment team and was responsible for working on a global basis to expand its client base and investment portfolio. From February 2010 to December 2015, Mr. Swider served as the Managing Director of Oceano Beach Resorts, where he was responsible for growing its new property and resort management group. Mr. Swider received his education in Mechanics Engineering and Nuclear Science Studies at US Naval Engineering and Nuclear A Schools, an intensive two-year program studying nuclear physics, heat transfer and fluid flow, advanced mathematical practices and engineering principles. We believe Mr. Swider is well qualified to serve as a member of the Board due to his extensive experience in investment and corporate management.

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

On April 5, 2023, we entered into an Administrative Support Agreement with Renatus, an advisory group owned by Eric Swider, the Chief Executive Officer and director of the Company, pursuant to which, the Company agrees to pay Renatus a monthly fee of $15,000 for office space, utilities and secretarial and administrative support commencing from April 5, 2023 until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation.

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

The following is a summary of fees paid or to be paid to Marcum and Adeptus for services rendered.

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

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus in connection with regulatory filings. The aggregate fees of Adeptus for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $130,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees

We did not pay Marcum or Adeptus for tax services, planning or advice for the years ended December 31, 2022 and 2021.

All Other Fees

We did not pay Marcum or Adeptus for any other services for the years ended December 31, 2022 and 2021.

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

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

Restatement Background
As previously disclosed in the Company’s Current Report on Form 8-K and material change report filed on May 25, 2023, in connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2022, our management identified certain errors in the accounting of certain expenses that required further review. We, together with our independent external counsel and accountants, and under the oversight of the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company (the “Board”), initiated an internal review of our financial reporting (the “Review”).
As part of the Review, we identified material misstatements in the Prior Financial Statements due to errors related to the accounting for certain expenses. On May 18, 2023, we, in consultation with the Audit Committee, concluded that the Original Report should no longer be relied upon and should be restated to correct the misstatements therein. In addition, the reports of our independent registered public accounting firm included in the Original Report should no longer be relied upon. On October 10, 2023 and October 13, 2023, we, in consultation with the Audit Committee, concluded that the 2022 Form 10-Qs and 2021 10-K, respectively, should no longer be relied upon and should be restated to correct the misstatements therein.
The Review focused on vendor transactions and operating expenses.
The correction of the expense misstatement described above resulted in an increase of approximately $420,000, $987,000 and $987,000 to net loss, stockholders’ deficit and current liabilities and total liabilities, respectively as of and for the year ended December 31, 2022. Additionally, as a result of the correction, adjustments of a similar nature were noted for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 resulting in restatements of the 10-Qs for March 31, 2022, June 30, 2022 and September 30, 2022 and the year ended December 31, 2021.
The Company evaluated the materiality of these misstatements both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of correcting these misstatements was material to the Prior Financial Statements. As a result of the material misstatements, the Company has restated its Prior Financial Statements in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections.
Items Restated in this Form 10-K
This comprehensive Form 10-K for the fiscal years ended December 31, 2022 and 2021 reflects
changes to the Balance Sheets at December 31, 2022 and 2021 and the Statements of Operations, Shareholders’ Deficit, and Cash Flows for the years ended December 31, 2022 and 2021, and the related notes thereto. The restatement of the financial statements for the fiscal year ended December 31, 2022 and 2021 are disclosed in Note 2 to the financial statements. The restatement of the financial statements for the quarterly and year-to-date periods in fiscal year 2022 are disclosed in Note 10 to the financial statements. Other sections impacted include: Part I, Item 1. Business; Part 1, Item 3. Legal Proceedings; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure; Part II, Item 9A. Controls and Procedure; Part III, Item 14. Principal Accountant Fees and Services; and Part IV, Item 15. Exhibits and Financial Statement Schedules.
The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for any of the quarters for the year ended December 31, 2022, nor the previously filed 2021 10-K. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.
See Note 2 and Note 10 to the consolidated financial statements, included in Part II, Item 8 of this Form 10-K, for additional information on the restatement and the related consolidated financial statement effects.
Except as described above, this Form 10-K does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report.
Internal Control Considerations
In connection with the restatement, our management has assessed the effectiveness of our internal controls over financial reporting. Based on this assessment, management identified material weaknesses in our internal control over financial reporting, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”
See Part II, Item 9A, “Controls and Procedures,” for additional information related to the identified material weaknesses in internal control over financial reporting and the related remediation measures.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Digital World Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Digital World Acquisition Corp. (the Company) as of December 31, 2022, and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year
period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the two-year
period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, it is uncertain that the Company will consummate a business merger in the allotted time. If a business merger is not consummate but the specified date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company has incurred and expects to incur significant cost in pursuit of its acquisition plans. These factors raise a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Adeptus Partners, LLC
We have served as the Company’s auditor since 2023.
Ocean, New Jersey
October 27, 2023,
PCAOB ID: 3686

DIGITAL WORLD ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2022	2021
	(restated)	(restated)

ASSETS
Current assets
Cash	$989	$327,731
Prepaid assets	168,350	240,972

Total Current Assets	169,339	568,703
Prepaid assets	—	165,051
Cash Held in Trust Account	300,330,651	293,257,098

TOTAL ASSETS	$300,499,990	$293,990,852

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$18,054,912	$1,027,926
Note payable – Sponsor	2,875,000	—
Income taxes payable	979,475	—
Franchise tax payable	400,000	200,000
Working capital loans	625,700	—
Advances - related party	525,835	22,394

Total Current Liabilities	23,460,922	1,250,320
Deferred underwriter fee payable	10,062,500	10,062,500

TOTAL LIABILITIES	33,523,422	11,312,820

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized; 28,744,342 and 28,750,000 shares outstanding, at redemption value ($10.40 and $10.20 per share)	298,951,176	293,250,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,744,342 and 28,750,000 shares subject to redemption	127	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(31,975,454)	(10,572,814)

Total Stockholders’ Deficit	(31,974,608)	(10,571,968)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$300,499,990	$293,990,852

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2022	2021
	(restated)	(restated)

Formation and operating costs	$8,716,023	$969,195
Legal investigations costs	10,004,519	472,789
Franchise tax expense	200,000	200,000
Loss from operating costs	(18,920,542)	(1,958,378)
Other income and expenses:
Interest earned on cash held in Trust Account	4,257,469	7,098
Loss before income taxes	(14,663,073)	(1,951,280)
Income tax expense	979,475	—
Net loss	$(15,642,548)	$(1,951,280)

Weighted average shares outstanding of Class A common stock	30,026,769	9,404,134
Basic and diluted net loss per Class A common stock	$(0.42)	$(0.12)

Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500
Basic and diluted net loss per Class B common stock	$(0.42)	$(0.12)

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’
DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance - December 31, 2021 (restated)	1,277,234	$127	7,187,500	$719	$—	$(10,572,814)	$(10,571,968)
Net loss						(15,642,548)	(15,642,548)
Remeasurement of Class A common stock to redemption value						(5,760,092)	(5,760,092)

Balance - December 31, 2022 (restated)	1,277,234	$127	7,187,500	$719	$—	$(31,975,454)	$(31,974,608)

DIGITAL WORLD ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020
Issuance of Class B common stock to sponsor (1) (2)		$—	7,187,500	$719	$24,281	$—	$25,000
Class A common stock accretion to redemption value	—	—	—	—	(12,796,508)	(7,184,020)	(19,980,528)
Issuance of Class A common stock to investor , net of offering costs	1,133,484	113	—	—	11,334,727	—	11,334,840
Issuance of Class A common stock to representative	143,750	14			1,437,500	(1,437,514)
Net loss	—	—	—	—	—	(1,951,280)	(1,951,280)

Balance – December 31, 2021 (restated)	1,277,234	$127	7,187,500	$719	—	$(10,572,814)	$(10,571,968)

(1)	The shares and the associated amounts have been retroactively restated to reflect the three-for-one stock split on July 1, 2021.
(2)
On September 2, 2021, the Sponsor surrendered an aggregate of 1,437,500 shares of Class B common stock for no consideration, resulting in an aggregate of 7,187,500 shares of Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 8).

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year end December 31,
	2022	2021
	(restated)

Cash flows from operating activities:
Net loss	$(15,642,548)	$(1,951,280)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(4,257,469)	(7.098)
Changes in operating assets and liabilities:
Accrued expenses	17,026,986	1,027,926
Income taxes payable	979,475	—
Prepaid insurance	237,673	(406,023)
Franchise tax payable	200,000	200,000

Net cash used in operating activities	(1,455,883)	(923,354)
Cash flows from investing activities:
Investment of cash in Trust Account	(2,875,000)	(293,250,000)
Cash withdrawn from Trust Account for redemptions	(58,9160)	—

Net cash used in investing activities	(2,816,084)	(293,250,000)
Cash flows from financing activities:
Proceeds from sale of Units	—	287,500,000
Proceeds from sale of private placement warrants	—	11,334,840
Proceeds from Sponsor note	2,875,000	223,557
Repayment of Sponsor note	—	(223,557)
Due from Sponsor	—	(1,702,958)
Payment of due from Sponsor	—	1,702,958
Payment of offering costs	—	(4,168,028)
Proceeds from working capital loan	500,835	—
Proceeds from advances - related party	625,700	22,394
Redemption of shares	(58,916)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	3,942,619	22,394
Net change in cash	(326,742)	327,731
Cash at beginning of period	327,731	—
Cash at end of period	$989	$327,731

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$10,062,500
Remeasurement of Class A common stock	$5,760,092	$—
The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN
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
The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2021 (the “Registration Statement”). On September 8, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $287,500,000, and incurred offering costs of $23,566,497, consisting of deferred underwriting commissions of $10,062,500 (see Note
4
), fair value of the representative shares (as defined in Note
8
) of $1,437,500, fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of $7,677,450, fair value of shares transferred to officers and directors of $221,018, and other offering costs of $4,168,029. The Units sold in the Initial Public Offering included Units that were subject to a
45-day
option granted to the underwriter to purchase up to an additional 3,750,000 Units at the Initial Public Offering price to cover over-allotment, which was exercised in full in connection with the consummation of the Initial Public Offering.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,133,484 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement (“Private Placement”) to the Company’s sponsor, ARC Global Investments II LLC (the “Sponsor”), generating gross proceeds of $11,334,840, which is described in Note
5
.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Because of the redemption feature noted above, the shares of Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $
5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

In
connection with the special meeting of stockholders, stockholders holding 5,658 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, $58,916 (approximately $10.41 per share) was removed from the Company’s trust account to pay such holders.
On September 8, 2022, the Company issued a promissory note in the aggregate principal amount of $2,875,000 to the Sponsor, in connection with the extension of the termination date for the Company’s initial Business Combination from September 8, 2022 to December 8, 2022. On December 19, 2022, the Company announced the second extension of the termination date for the Company’s initial Business Combination from December 8, 2022 to March 8, 2023. On February 28, 2023, the Company announced the third extension of the termination date for the Company’s initial Business Combination from March 8, 2023 to June 8, 2023.
The Company has until June 8, 2023 (or September 8, 2023, if extended), to consummate a Business Combination (the “Combination Period”).
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

F-
9

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the financial statements of the Company as of and for the three months ended March 31, 2023, the Company determined that there were errors related to the accounting for certain expenses in the proper period in the previously issued 2022 and 2021 financial statements as well as the unaudited interim financial information for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated.
The relevant unaudited interim financial information for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 is included in Note 15, Quarterly Financial Information (Unaudited).
The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

F-1
0

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

	As previously reported	Adjustments	As restated

Balance sheet as of December 31, 2022
Accrued expenses	17,166,842	888,070	18,054,912
Income tax payable	979,475	—	979,475
Related party advance	425,835	100,000	525,835
Total current liabilities	22,472,852	988,070	23,460,922
Total liabilities	32,535,352	988,070	33,523,422
Accumulated deficit	(30,987,384)	(988,070)	(31,975,454)
Total Stockholders’ Deficit	(30,986,538)	(988,070)	(31,974,608)
Statement of Operations for the year ended December 31, 2022
Legal investigations costs	—	10,004,519	10,004,519
Formation and operating costs	18,299,257	(9,583,234)	8,716,023
Loss from operation costs	(18,499,257)	(421,285)	(18,920,542)
Loss before income taxes	(14,241,788)	(421,285)	(14,663,073)
Net loss	(15,221,263)	(421,285)	(15,642,548)
Basic and diluted net loss per Class A common stock	(0.41)	(0.01)	(0.42)
Basic and diluted net loss per Class B common stock	(0.41)	(0.01)	(0.42)
Statement of Changes in Stockholders’ Deficit for the year ended December 31, 2022
Net loss	(15,221,263)	(421,285)	(15,642,548)
Total accumulated deficit	(30,987,384)	(988,070)	(31,975,454)
Total stockholders’ deficit	(30,986,538)	(988,070)	(31,974,608)
Statement of Cash Flows for the year ended December 31, 2022
Net loss	(15,221,263)	(421,285)	(15,642,548)
Accrued expenses	16,605,701	421,285	17,026,986
Related party advance	425,835	77,606	503,441
Net cash provided by operating activities	3,867,619	77,606	3,945,225

	As previously reported	Adjustments	As restated
Balance sheet as of September 30, 2022
Accrued expenses	11,022,242	(127,078)	10,895,164
Income tax payable	—	357,259	357,259
Related party advance	—	410,278	410,278
Total current liabilities	14,828,942	640,459	15,469,401
Total liabilities	24,891,442	640,459	25,531,901
Accumulated deficit	(23,956,249)	(640,459)	(24,596,708)
Total Stockholders’ Deficit	(23,955,403)	(640,459)	(24,595,862)
Statement of Operations for the three months ended September 30, 2022
Legal investigations costs	—	2,656,763	2,656,763
Formation and operating costs	4,751,532	(2,636,272)	2,115,260
Loss from operation costs	(4,801,532)	(20,491)	(4,822,023)
Loss before income taxes	(3,474,575)	(20,491)	(3,495,066)
Income tax expense	(322,546)	(1,099)	(323,645)
Net loss	(3,797,121)	(21,590)	(3,818,711)
Basic and diluted net loss per Class A common stock	(0.10)	(0.00)	(0.10)
Basic and diluted net loss per Class B common stock	(0.10)	(0.00)	(0.10)
Statement of Operations for the nine months ended September 30, 2022
Legal investigations costs	—	7,964,208	7,964,208
Formation and operating costs	11,268,122.00	(7,890,534)	3,377,588
Loss from operation costs	(11,418,122.00)	(73,674)	(11,491,796)
Loss before income taxes	(9,665,638.00)	(73,674)	(9,739,312)
Net loss	(10,022,897.00)	(73,674)	(10,096,571)
Basic and diluted net loss per Class A common stock	(0.27)	(0)	(0.27)
Basic and diluted net loss per Class B common stock	(0.27)	(0)	(0.27)
Statement of Changes in Stockholders’ Deficit for nine months ended September 30, 2022
Net loss	(10,022,897)	(73,674)	(10,096,571)
Total accumulated deficit	(23,956,249)	(640,459)	(24,596,708)
Total stockholders’ deficit	(23,955,403)	(640,459)	(24,595,862)
Statement of Cash Flows for the nine months ended September 30, 2022
Net loss	(10,022,897)	(73,674)	(10,096,571)
Accrued expenses	10,538,707	(671,469)	9,867,238
Income tax payable	—	357,259	357,259
Net cash provided by operations	(908,419)	(387,884)	(1,296,303)
Related party advance	—	387,884	387,884
Net cash provided by financing activities	3,456,700	387,884	3,844,584

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

	As previously reported	Adjustments	As restated

Balance sheet as of June 30, 2022
Accrued expenses	6,139,538	441,742	6,581,280
Income tax payable	—	33,614	33,614
Related party advance	—	143,514	143,514
Total current liabilities	6,891,239	618,869	7,510,108
Total liabilities	16,953,739	618,869	17,572,608
Class A common stock subject to possible redemption	293,282,625	66,386	293,349,011
Accumulated deficit	(16,264,430)	(685,255)	(16,949,685)
Total Stockholders’ Deficit	(16,263,584)	(685,255)	(16,948,839)
Statement of Operations for the three months ended June 30, 2022
Legal investigations costs	—	2,564,737	2,564,737
Formation and operating costs	4,652,670	(3,788,076)	864,594
Loss from operation costs	(4,702,670)	1,223,339	(3,479,331)
Loss before income taxes	(4,306,674)	1,223,339	(3,083,335)
Income tax expense	(34,713)	1,099	(33,614)
Net loss	(4,342,387)	1,225,438	(3,116,949)
Basic and diluted net loss per Class A common stock	(0.12)	0.04	(0.08)
Basic and diluted net loss per Class B common stock	(0.12)	0.04	(0.08)
Statement of Operations for the six months ended June 30, 2022
Legal investigations costs	—	5,307,445	5,307,445
Formation and operating costs	6,516,590	(5,254,262)	1,262,328
Franchise tax	100,000	—	100,000
Loss from operation costs	(6,616,590)	(53,183)	(6,669,773)
Loss before income taxes	(6,191,063)	(53,183)	(6,244,246)
Income tax expense	(34,713)	1,099	(33,614)
Net loss	(6,225,776)	(52,084)	(6,277,860)
Basic and diluted net loss per Class A common stock	(0.17)	0.00	(0.17)
Basic and diluted net loss per Class B common stock	(0.17)	0.00	(0.17)
Statement of Changes in Stockholders’ Deficit for six months ended June 30, 2022
Net loss	(6,225,776)	(52,084)	(6,277,860)
Remeasurement of Class A common stock to redemption value	(32,625)	(66,386)	(99,011)
Total accumulated deficit	(16,264,430)	(685,255)	(16,949,685)
Total stockholders’ deficit	(16,263,584)	(685,255)	(16,948,839)
Statement of Cash Flows for the six months ended June 30, 2022
Net loss	(6,225,776)	(52,084)	(6,277,860)
Accrued expenses	5,656,004	(102,650)	5,553,354
Income tax payable	—	33,614	33,614
Net cash provided by operations	(776,463)	(121,119)	(897,582)
Related party advance	—	121,120	121,120
Net cash provided by financing activities	451,700	121,120	572,820

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

	As previously reported	Adjustments	As restated

Balance sheet as of March 31, 2022
Accrued expenses	1,701,798	1,760,763	3,462,561
Related party advance	—	82,544	82,544
Total current liabilities	2,251,798	1,843,307	4,095,105
Total liabilities	12,314,298	1,843,307	14,157,605
Accumulated deficit	(11,890,418)	(1,843,307)	(13,733,725)
Total Stockholders’ Deficit	(11,889,572)	(1,843,307)	(13,732,879)
Statement of Operations for the three months ended March 31, 2022
Legal investigations costs	—	2,742,708	2,742,708
Formation and operating costs	1,863,920	(1,466,186)	397,734
Loss from operation costs	(1,913,920)	(1,276,522)	(3,190,442)
Net loss	(1,884,389)	(1,276,522)	(3,160,911)
Basic and diluted net loss per Class A common stock	(0.05)	(0.03)	(0.08)
Basic and diluted net loss per Class B common stock	(0.05)	(0.03)	(0.08)
Statement of Changes in Stockholders’ Deficit for three months ended March 31, 2022
Net loss	(1,884,389)	(1,276,522)	(3,160,911)
Total accumulated deficit	(11,890,418)	(1,843,307)	(13,733,725)
Total stockholders’ deficit	(11,889,572)	(1,843,307)	(13,732,879)
Statement of Cash Flows for the three months ended March 31, 2022
Net loss	(1,884,389)	(1,276,522)	(3,160,911)
Accrued expenses	1,218,263	1,216,372	2,434,635
Net cash provided by operations	(586,239)	(60,149)	(646,388)
Related party advance	—	60,150	60,150
Net cash provided by financing activities	300,000	60,150	360,150

	As previously reported	Adjustments	As restated
Balance sheet as of December 31, 2021
Accrued expenses	483,535	544,391	1,027,926
Related party advance	—	22,394	22,394
Total current liabilities	683,535	566,785	1,250,320
Total liabilities	10,746,035	566,785	11,312,820
Accumulated deficit	(10,006,029)	(566,785)	(10,572,814)
Total Stockholders’ Deficit	(10,005,183)	(566,785)	(10,571,968)
Statement of Operations for the year ended December 31, 2021
Formation and operating costs	1,191,593	566,785	1,758,378
Franchise tax	200,000	—	200,000
Loss from operation costs	(1,391,593)	(566,785)	(1,958,378)
Net loss	(1,384,495)	(566,785)	(1,951,280)
Basic and diluted net loss per Class A common stock	(0.08)	(0.04)	(0.12)
Basic and diluted net loss per Class B common stock	(0.08)	(0.04)	(0.12)
Statement of Changes in Stockholders’ Deficit for the year ended December 31, 2021
Net loss	(1,384,495)	(566,785)	(1,951,280)
Total accumulated deficit	(10,006,209)	(566,605)	(10,572,814)
Total stockholders’ deficit	(10,005,183)	(566,785)	(10,571,968)
Statement of Cash Flows for the year ended December 31, 2021
Net loss	(1,384,495)	(566,785)	(1,951,280)
Accrued expenses	483,535	544,391	1,027,926
Net cash provided by operations	(1,114,081)	(22,394)	(1,136,475)
Related party advance	—	22,394	22,394
Net cash provided by financing activities	294,691,812	22,394	294,714,206

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

F-1
4

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Further
, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. These costs were charged to stockholders’ equity upon the completion of the Initial Public Offering. On September 8, 2021, offering costs in the aggregate of $23,566,497 were charged to stockholders’ equity (consisting of deferred underwriting commission of $10,062,500, fair value of the representative shares of $1,437,500
, fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of $7,677,450, fair value of shares transferred to officers and directors of $221,018, and other cash offering costs of $4,168,029)
.
Class A Common Stock Subject to Possible Redemption
As discussed in Note
4
, all of the 28,750,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 or December 31, 2021 and no amounts accrued for interest and
p
enalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
F-1
5

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-1
6

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
7

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE
4
. INITIAL PUBLIC OFFERING
On September 8, 2021, the Company consummated its Initial Public Offering of 28,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000.
Each Unit consists of one share of Class A common stock and
one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note
8
).
As of September 8, 2021, the Company incurred offering costs of $
23,566,497
, consisting of deferred underwriting commissions of $
10,062,500
, fair value of the representative shares (as defined in Note 8) of $
1,437,500
, fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of $7,677,450, fair value of shares transferred to officers and directors of $221,018, and other offering costs of $
4,168,029.
NOTE
5
. PRIVATE PLACEMENT
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
6
. RELATED PARTY TRANSACTIONS
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

F-1
8

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Administrative Service
s
Arrangement
An
affiliate of the Sponsor h
as agreed, commencing from the date when the Company’s Registration Statement was declared effective through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $
15,000
per month for these services. $
180,000
 and $56,000 of
expense was recorded for the year December 31, 2022, and 2021, respectively.

$176,000 and $11,000 was unpaid as of December 31, 2022 and 2021, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliat
e of t
he Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, initially up to $1,500,000 of notes could have been converted upon consummation of a Business Combination into additional units at a price of $10.00 per unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
In November 2021, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2023, which loans will be non-interest
bearing, unsecured and will be payable upon the consummation of a Business Combination
.

As of December 31, 2022 and December 31, 2021, there were $
625,700
and $
0
outstanding under this loan, respectively. See Note
10
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
parties
During 2022, the Sponsor paid, on behalf of the Company,

$
425,835

to a vendor for costs incurred by the Company.

As of December 31, 2022, the Company’s obligation to the Sponsor for such payment was outstanding.

See Note 10 for subsequent events related to this advance.

During 2022, a Board member paid, on behalf of the Company, $100,000 to a vendor for costs incurred by the Company. As of December 31, 2022, the Company’s obligation to the Board Member for such payment was outstanding.
NOTE
7
. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, the holders of representative shares as well as the holder
s of the Placement Units (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, are entitled to registration rights pursuant to an agreement signed on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses

F-1
9

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriters and/or their designees may participate in a “piggy- back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.
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
Legal Matters
The Company is cooperating with a FINRA inquiry concerning events (specifically, a review of trading) that preceded the public announcement of the Merger Agreement. According to FINRA’s request, the inquiry should not be construed as an indication that FINRA has determined that any violations of Nasdaq rules or federal securities laws have occurred, nor as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.
The Company is also cooperating with an SEC investigation, including responding to several document requests and subpoenas from the SEC to the Company and certain of its directors seeking various documents and information regarding, among other things, meetings of the Company’s Board of Directors; communications with and the evaluation of potential targets, including TMTG; communications relating to TMTG; agreements with and payments made to certain advisors; investors, including investor meetings and agreements; the appointment of certain of the Company’s officers and directors; policies and procedures relating to trading; and documents sufficient to identify banking, telephone, and email addresses; the Company’s due diligence regarding TMTG, communications regarding and due diligence of potential targets other than TMTG; and relationships between and among the Company (and/or certain of its officers and directors) and other entities (including the Sponsor and certain advisors, including the Company’s underwriter and financial advisor in its Initial Public Offering). According to the SEC’s request and subpoena, the investigation does not mean that the SEC has concluded that anyone violated the law or that the SEC has a negative opinion of the Company or any person, entity, or security. Any resolution of the inquiry or investigation, as well as proceedings by the SEC, FINRA, or other governmental or regulatory authorities, could result in the imposition of significant fines, penalties, injunctions, prohibitions on the conduct of the Company’s business, damage to its reputation and other sanctions against it, including restrictions on its activities. See Note 11 – Subsequent Events.
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
which could materially delay, materially impede, or prevent the consummation of the Transactions. See Note 11 – Subsequent Events.

F-
20

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

See Note 11 – Subsequent Events.

The Company is subject to litigation, disputes and claims in the normal course of its business.
Except as noted above, the Company is
 not
aware of any matters which could be material to the financial statements.
NOTE
8
. STOCKHOLDERS’ DEFICIT
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

F-
21

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
NOTE 9. TAXES
The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021

Deferred tax assets:
Net operating losses	$—	$48,891
Start-up costs	5,190,046	445,661
Total deferred tax assets	5,190,046	494,552
Valuation Allowance	(5,190,046)	(494,552)
Deferred tax asset, net of allowance	$—	$—

F-
22

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Below is breakdown of the income tax provision.

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Federal
Current	$(3,078,967)	$(409,769)
Deferred	—	—
State and local
Current	(637,053)	(84,783)
Deferred	—	—
Change in valuation allowance	4,695,494	494,552
Income tax provision	$979,475	$—

As of December 31, 2022 and 2021, the Company had $
0 and $192,902 of U.S. federal and state operating loss carryovers that do not expire and are available to offset future taxable income.
In assessing the r
e
alization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $4,695,494 and $494,552, respectively.
A

reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Federal income taxes at 21%	21.00%	21.00%
State tax, net of Federal benefit	4.35%	4.35%
Change in valuation allowance	(32.03)%	(25.35)%

Provision for income tax	(6.68)%	—

The effective tax rate differs from the statutory tax rate of 21%
 for the year ended December 31, 2022 and 2021, due to the
change in the
valuation allowance. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.
Note 10 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
As further described in Note 2, the previously reported financial information for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 have been restated. Relevant restated financial information for the first, second and third quarters of 2022 is included in this Annual Report on Form 10-K/A in the tables that follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. See Note 2 for additional information.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DIGITAL WORLD ACQUISITION CORP.
BALANCE SHEETS

		As Restated
	September 30, 2022	June 30, 2022	March 31, 2022

ASSETS
Current assets
Cash	$1,012	$2,969	$41,493
Prepaid assets	227,768	240,972	240,972

Total Current Assets	228,780	243,941	282,465
Prepaid assets	—	46,214	105,632
Investments held in Trust Account	297,884,582	293,682,625	293,286,629

TOTAL ASSETS	$298,113,362	$293,972,780	$293,674,726

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$10,895,164	$6,581,280	$3,462,561
Note payable – Sponsor	2,875,000	—	—
Income taxes payable	357,259	33,614	—
Franchise tax payable	350,000	300,000	250,000
Working capital loans	581,700	451,700	300,000
Advances – related parties	410,278	143,514	82,544

Total Current Liabilities	15,469,401	7,10,108	4,095,105
Deferred underwriting fee payable	10,062,500	10,062,500	10,062,500

TOTAL LIABILITIES	25,531,901	17,572,608	14,157,605

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.001 par value, 200,000,000 shares authorized; 28,750,000 shares outstanding, at redemption value ($10.34, $10.20 and $10.20 per share)	297,177,323	293,349,011	293,250,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,750,000 shares subject to redemption	127	127	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 issued and outstanding	719	719	719
Additional paid-in capital	—	—	—
Accumulated deficit	(24,596,708)	(16,949,685)	(13,733,725)

Total Stockholders’ Deficit	(24,595,862)	(16,948,839)	(13,732,879)

TOTAL LIAIBLITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$298,113,362	$293,972,780	$293,674,726

DIGITA
L W
ORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF OPERATIONS

		As Restated
	Three Months Ended March 31, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Formation and operating costs	397,734	864,594	1,262,328	2,115,260	3,527,588
Legal investigations costs	2,742,708	2,564,737	5,307,445	2,656,763	7,964,208
Franchise tax expense	50,000	50,000	100,000	50,000	150,000

Loss from operating costs	3,190,442	3,479,331	6,669,773	4,822,023	11,491,796

Other income and expenses:
Interest earned on investments held in Trust Account	29,531	395,996	425,527	1,326,957	1,752,484

Loss before income taxes	(3,160,911)	(3,083,335)	(6,244,246)	(3,495,066)	(9,739.312)
Income tax expense	—	(33,614)	(33,614)	(323,645)	(357,259)

Net loss	$(3,160,911)	$(3,116,949)	$(6,277,860)	$(2,618,711)	$(10,096,571)

Weighted average shares outstanding of Class A common stock	30,027,234	30,027,234	30,027,234	30,027,234	30,027,234

Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500	7,187,500	7,187,500	7,187,500

Basic and diluted net loss per Class A common stock	$(0.08)	$(0.08)	$(0.17)	$(0.10)	$(0.27)

Basic and diluted net loss per Class B common stock	$(0.08)	$(0.08)	$(0.17)	$(0.10)	$(0.27)

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FIN
A
NCIAL STATEMENTS

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	As Restated
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance - December 31, 2021	1,277,234	$127	7,187,500	$719	$—	$(10,572,814)	$(10,571,968)
Net loss	—	—	—	—	—	(3,160,911)	(3,160,911)

Balance - March 31, 2022	1,277,234	127	7,187,500	719	—	(13,33,725)	(13,732,879)
Net loss						(3,116,949)	(3,116,949)
Remeasurement of Class A common stock to redemption value						(99,011)	(99,011)

Balance - June 30, 2022	1,277,234	127	7,187,500	719	—	(16,949,685)	(16,948,839)
Net loss	—	—	—	—	—	(2,618,711)	(2,618,711)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(953,312)	(953,312)
Contribution	—	—	—	—	—	(2,875,000)	(2,875,000)

Balance - September 30, 2022	1,277,234	127	7,187,500	719	—	(24,596,708)	(24,595,862)
Net loss	—	—	—	—	—	(5,545,977)	(5,545,977)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(1,832,769)	(1,832,769)

Balance - December 31, 2022	1,277,234	$127	7,187,500	$719	$—	$(31,975,454)	$(31,974,608)

		As Restated
	Three Months Ended March 31, 2022	Six Months Ended June 30, 2022	Nine Months Ended September 30, 2022

Cash flows from operating activities:
Net loss	$(3,160,911)	$(6,277,860)	$(10,096,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in the Trust Account	(29,531)	(425,527)	(1,752,484)
Changes in assets and liabilities:
Accrued expenses	2,434,635	5,553,354	9,867,238
Income taxes payable	—	33,614	357,259
Prepaid insurance	59,419	118,837	178,255
Franchise tax payable	50,000	100,000	150,000

Net cash used in operating activities	(646,388)	(897,582)	(646,3880)

Cash flows from investing activities:
Cash deposited into Trust Account	—	—	(2,875,000)

Net cash used in investing activities	—	—	(2,875,000)

Cash flows from financing activities:
Proceeds from working capital loan	300,000	451,700	581,700
Proceeds from advances – related parties	60,150	121,120	387,884
Proceeds from Sponsor note	—	—	2,875,000

Net cash provided by financing activities	360,150	572,820	3,844,584

Net change in cash	(286,238)	(324,762)	(326,719)
Cash at beginning of period	327,731	327,731	327,731

Cash at end of period	$41,493	$2,969	$1,012

Non-cash investing and financing activities:
Remeasurement of Class A common stock	$—	$99,011	$3,28,312

NOTE 11. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below.
On April 5, 2023, Company entered
into an Administrative Support Agreement with Renatus LLC (“Renatus”), an advisory group owned by Eric Swider, the Interim Chief Executive Officer and director of the Company, pursuant to which, the Com
p
any agrees to pay Renatus a monthly fee of $15,000 for office space, utilities and secretarial and administrative support commencing from April 5, 2023 until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation.

F-2
6

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
The above promissory note for $625,700
replaces
the working capital loan for the same amount. See Note 5.
The above promissory note for $500,000
replaces
the advance – related party for $425,835. There was no change to the amount outstanding. See Note 5.
On June 2, 2023, the Company, issued a promissory note in the aggregate principal amount of $2,000,000 (the “$2 Million Note”) to Renatus, of which Eric Swider, Interim Chief Executive Officer and Director of the Company, is a founder and partner and another promissory note in the aggregate principal amount of $10,000,000 (the “$10 Million Note,” together with the $2 Million Note, the “Notes”) to Renatus. The proceeds of the Notes will be used to pay costs and expenses in connection with completing the Business Combination.
Each of the Notes bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Renatus and upon the approval of the Company’s stockholders and the approval of the requisite number of institutional investors, with which the Company entered into certain securities purchase agreements on December 4, 2021, up to the full amounts payable under the Notes may be converted into units of the Company (the “Conversion Units”) at any time on or prior to the applicable maturity date of the Notes with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the respective Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.
The issuances of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

As of October 24, 2023, approximately $1.2 million had been borrowed by the Company.
SEC Settlement
On July 3, 2023, the Company reached an agreement in principle (the “Settlement in Principle”) in connection with the Investigation. The Settlement in Principle was subject to approval by the SEC.
On July 20, 2023, the SEC approved the Settlement in Principle, announcing settled charges against Digital World and entered a cease-and-desist order (the “Order”) finding that Digital World violated certain antifraud provisions of the Securities Act and the Exchange Act, in connection with Digital World’s IPO filings on Form S-1 and the Form S-4 concerning certain statements, agreements and omissions relating to the timing and discussions Digital World had with TMTG regarding the proposed business combination. In the Order, Digital World agreed (i) that any amended Form S-4 filed by Digital World will be materially complete and accurate with respect to certain statements, agreements and omissions relating to the timing and discussions that Digital World had with TMTG regarding the proposed business combination and (ii) to pay a civil money penalty in an amount of $
18
 million to the SEC promptly after the closing of
any mer
ger or a comparable business combination or transaction, whether with TMTG or any other entity.

F-2
7

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENT
S

Notice of delisting
On May 23, 2023, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”) because it had not yet filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Q1 Form 10-Q”) with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC.
Pursuant to Nasdaq rules, on July 24, 2023, the Company submitted to Nasdaq a plan to regain compliance with the Rule. On August 7, 2023, the Company received a notice from Nasdaq stating that Nasdaq has determined to grant an exception to enable the Company to regain compliance with the Rule. The terms of the exception are as follows: on or before November 20, 2023, the Company must file its amended Annual Report on Form 10-K for the year ended December 31, 2022 and its Q1 Form 10-Q, as required by the Rule. In the event the Company does not satisfy the terms of the exception, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.
On August 24, 2023, the Company announced that it received an expected letter from Nasdaq stating that the Company is not in compliance with the Rule because it has not yet filed its Quarterly Report on Form 10-Q for the period ended June 30, 2023 (the “Second Quarter Form 10-Q”) with the SEC. The Company has submitted to Nasdaq an updated compliance plan.
Change in Trust Assets
On August 25, 2023, the Company instructed Continental to liquidate the investments held in the trust account and move such cash proceeds to an interest bearing deposit account. As of the date hereof, interest earned on cash held in the trust account is approximately 4.50% per annum.
Amendments to Merger Agreement
On August 9, 2023, the Company and TMTG entered into the Second Amendment to the Merger Agreement (the “Second Amendment”). Among other changes to governance and financial terms, the Second Amendment extends the Merger Agreement’s “Outside Date” to December 31, 2023, and provides for mutual supplemental due diligence ahead of the Company’s anticipated filing of an updated registration statement on Form S-4 with the SEC. For further information on the Second Amendment, please see the Company’s current report on Form 8-K filed with the SEC on August 9, 2023.
On September 29, 2023, the Company and TMTG entered into the Third Amendment to the Merger Agreement (the “Third Amendment”). The Third Amendment extends the period of time for the parties to complete mutual supplemental due diligence ahead of the Company’s anticipated filing of an updated registration statement on Form S-4 with the SEC. For further information on the Third Amendment, please see the Company’s current report on Form 8-K filed with the SEC on September 29, 2023.
The foregoing references and description of the Second and Third Amendments and the transactions contemplated thereby are not complete and are subject to, and qualified in their entirety by reference to, the actual agreements (as amended), copies of which are filed as Exhibits 10.1 with the Company’s Current Reports on Form 8-K filed on August 9, 2023 and September 29, 2023, respectively.
Extension of Date to Complete Business Combination
On September 6, 2023, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”). The Extension Amendment extends, upon the approval by the Corporation’s board of directors, the date by which the Company has to consummate an initial business combination up to four times, each by an additional three months, for an aggregate of 12 additional months (i.e. from September 8, 2023 up to September 8, 2024) or such earlier date as determined by the Board.

PIPE terminations
As of October 24, 2023, the Company had received termination notices from PIPE Investors representing approximately $191,500,000 of the PIPE. As a result, together with previously reported terminations, approximately $467,000,000 of the PIPE has been cancelled.
Extension and redemption
On September 5, 2023, the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Extension Amendment extending, upon the approval by the Corporation’s board of directors, the date by which the Company has to consummate an initial business combination up to four times, each by an additional three months, for an aggregate of 12 additional months (i.e. from September 8, 2023 up to September 8, 2024) or such earlier date as determined by the Board (the “Extension Amendment Proposal”).
In connection with the Meeting, stockholders holding 28,745 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, we expect that approximately $294,349 (approximately $10.24 per share) will be removed from the Company’s trust account to pay such holders, which amount is subject to final adjustments by the trustee.
Trust withdrawal for taxes
In September 2023, the Company withdrew approximately $2.4 million from the Trust to pay taxes.
Directors’ and Officers’ Insurance Policy
As of October 24, 2023, the insurance company has advanced approximately $1.2 million to certain individuals and entities.
Legal Matter
On October 20, 2023, Robert Lowinger (the “Plaintiff”) filed a complaint against Rocket One Capital, LLC (“Rocket One”), Michael Shvartsman, Bruce Garelick, and the Company in the U.S. District Court for the Southern District of New York. According to the complaint, the Company has been named as a party in the lawsuit because the Plaintiff is seeking relief for the benefit of the Company. In the complaint, the Plaintiff contends that, in 2021, Mr. Garelick and Rocket One were directors of the Company and that they purchased securities of the Company. The Plaintiff further alleges that within a six-month period from the date of their purchases, both Mr. Garelick and Rocket One sold securities in the Company and realized profits from those sales. Additionally, the Plaintiff alleges that Mr. Shvartsman had a financial interest in the profits resulting from Rocket One’s purchases and sales of the Company’s securities. According to the Plaintiff, under Section 16(b) of the Exchange Act (15 U.S.C. §78p(b)), Rocket One, Mr. Shvartsman, and Mr. Garelick are each required to disgorge certain trading profits to the Company. As of the date of this report, the Company has not filed a response to the complaint. The case is Lowinger v. Rocket One Capital, LLC, et al., No. 1:23-cv-9243 (S.D.N.Y. Oct. 20, 2023).

F-2
8

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 20, 2021, by and among the Company, Merger Sub, Company Representative, TMTG and TMTG Representative. (5) +

2.2	First Amendment to Agreement and Plan of Merger, dated as of May 11, 2022, by and among the Company, Merger Sub, Company Representative, TMTG and TMTG Representative. (8)

3.1	Amended and Restated Certificate of Incorporation. (4)

3.2	Amendment to the Amended and Restated Certificate of Incorporation (9)

3.2	By Laws. (1)

3.3	Form of Certificate of Designation of Preferred Stock. (6)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated September 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (4)

4.5	Description of Registered Securities. (7)

10.1	Letter Agreement among DWAC, its officers, directors and ARC Global Investments II LLC. (4)

10.2	Amended and Restated Promissory Note, dated August 20, 2021, issued to ARC Global Investments II LLC. (3)

10.3	Investment Management Trust Agreement, dated September 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)

10.4	Registration Rights Agreement, dated September 2, 2021, by and among the Company and certain security holders. (4)

10.5	Securities Subscription Agreement, dated January 20, 2021, between the Company and ARC Global Investments II LLC. (1)

10.6	Unit Subscription Agreement, dated September 2, 2021, between the Company and ARC Global Investments II LLC. (4)

10.7	Administrative Support Agreement by and between the Company and Benessere Enterprises Inc. (4)

10.8	Form of Voting Agreement. (5)

10.9	Form of Lock-Up Agreement. (5)

10.10	Form of Securities Purchase Agreement, dated as of December 4, 2021, by and between the Company and the investors named therein. (6)

10.11	Form of Registration Rights Agreement, dated as of December 4, 2021, by and between the Company and the investors named therein. (6)

10.12	Amendment to Letter Agreement, dated May 12, 2022, among the Registrant and our officers, directors and ARC Global Investments II LLC. (8)

10.13	Form of Indemnity Agreement. (2)

10.14	Promissory Note to ARC Global Investments II LLC dated as of September 8, 2022. (10)

10.15	Administrative Services Agreement, dated as of April 5, 2023, by and between the Company and Renatus LLC. (11)

10.16	Promissory Note to ARC Global Investments II LLC, dated as of April 21, 2023.

10.17	Promissory Note to ARC Global Investments II LLC, dated as of April 21, 2023.

14	Form of Code of Ethics. (2)

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Audit Committee Charter. (2)

99.2	Compensation Committee Charter. (2)

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
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

DATE: October 27, 2023	DIGITAL WORLD ACQUISITION CORP.

	By:	/s/ Eric Swider
	Name:	Eric Swider
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Swider Eric Swider	Chief Executive Officer (Principal Executive Officer)	October 27, 2023

/s/ Katherine Chiles Katherine Chiles	Chief Financial Officer (Principal Financial and Accounting Officer)	October 27, 2023

/s/ Alexander Cano Alexander Cano	President and Secretary	October 27, 2023

/s/ Frank Andrews Frank Andrews	Non-Executive Chairman and Director	October 27, 2023

/s/ Edward Preble Edward Preble	Director	October 27, 2023

/s/ Jeffrey Smith Jeffrey Smith	Director	October 27, 2023