Form 10-Q
period 2023-03-31
Digital World Acquisition Corp.
filed 2023-11-13
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

 to

Commission
File
No. 001-40779

Digital World Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-4293042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3109 Grand Ave., #450
Miami, Florida 33133
(Address of Principal Executive Offices, including zip code)
(305)
735-1517
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Secu
ri
ties registered pursuant to Section 12(b) of the Act:

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
13
, 2023, there were

30,023,186
shares of Class A common stock, par value $0.0001 per share, and
7,187,500
shares
of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DIGITAL WORLD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL WORLD ACQUISITION CORP.
BALANCE
SHEETS

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)

Current assets
Cash	$152,703	$989
Prepaid assets	161,432	168,350

Total Current Assets	314,135	169,339
Cash Held in Trust Account	303,517,309	300,330,651

TOTAL ASSETS	$303,831,444	$300,499,990

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$18,524,787	$18,054,912
Note payable – Sponsor	2,875,000	2,875,000
Income taxes payable	1,862,768	979,475
Franchise tax payable	532,500	400,000
Working capital loans	1,166,700	625,700
Advances - related parties	550,835	525,835

Total Current Liabilities	25,512,590	23,460,922
Deferred underwriter fee payable	10,062,500	10,062,500

TOTAL LIABILITIES	35,575,090	33,523,422

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized; 28,744,342 shares outstanding, at redemption value ($10.48 and $10.40 per share ), respectively	301,122,041	298,951,176

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,744,342 shares subject to redemption	127	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(32,866,533)	(31,975,454)

Total Stockholders’ Deficit	(32,865,687)	(31,974,608)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$303,831,444	$300,499,990

The accompanying notes are an integral part of these unaudited condensed financial statements
.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF
OPERATIONS
(unaudited)

	For the Three months ended
	March 31,
	2023	2022

Formation and operating costs	$221,942	$397,734
Legal investigations costs	669,137	2,742,708
Franchise tax expense	132,500	50,000

Loss from operation costs	(1,023,579)	(3,190,442)
Other income and expenses:
Interest earned on cash held in Trust Account	3,186,658	29,531

Income (Loss) before income taxes	2,163,079	(3,160,911)
Income tax expense	(883,293)	—

Net income (loss)	$1,279,786	$(3,160,911)

Weighted average shares outstanding of Class A common stock	30,021,576	30,027,234
Basic and diluted net income (loss) per Class A common stock	$0.03	$(0.08)

Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500
Basic and diluted net income (loss) per Class B common stock	$0.03	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AN
D
2022 (UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	1,277,234	$127	7,187,500	$719	$—	$(31,975,454)	$(31,974,608)
Net income	—	—	—	—	—	1,279,786	1,279,786
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(2,170,865)	(2,170,865)

Balance March 31, 2023	1,277,234	$127	7,187,500	$719	$—	$(32,866,533)	$(32,865,687)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	1,277,234	$127	7,187,500	$719	$—	$(10,572,814)	$(10,571,968)
Net loss						(3,160,911)	(3,160,911)

Balance - March 31, 2022	1,277,234	$127	7,187,500	$719	$—	$(13,733,725)	$(13,732,879)

The accompanying notes are an integral part of these
unaudited
condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$1,279,786	$(3,160,911)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(3,186,658)	(29,531)
Changes in operating assets and liabilities:
Accrued expenses and income taxes payable	1,353,168	2,434,635
Prepaid insurance	59,418	59,419
Prepaid expenses	(52,500)	—
Franchise tax payable	132,500	50,000

Net cash used in operating activities	(414,286)	(646,388)

Cash flows from financing activities:
Proceeds from working capital loan	541,000	300,000
Advances - related parties	25,000	60,150

Net cash provided by financing activities	566,000	360,150

Net change in cash	151,714	(286,238)
Cash at beginning of period	989	327,731

Cash at end of period	$152,704	$41,493

Non-cash investing and financing activities:
Remeasurement of Class A common stock	$2,341,672	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION
,
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
As of March 31, 2023, the Company had not yet commenced operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and the search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and the concurrent Private Placement (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2021 (the “Registration Statement”). On September 8, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $287,500,000, and incurred offering costs of $23,566,497, consisting of deferred underwriting commissions of $10,062,500 (see Note
2
), fair value of the representative shares (as defined in Note
6
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Company has until June 8, 2023 (or September 8, 2023, if extended) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.45.
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
“Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as stated above, the Company has until September 8, 2024, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into TMTG (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with TMTG continuing as the surviving corporation in the Merger and a wholly- owned subsidiary of the Company. In the Merger, (i) all shares of TMTG common stock (together, “TMTG Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than those properly exercising any applicable dissenters rights under Delaware law) will be converted into the right to receive the Merger Consideration (as defined below); (ii) each outstanding option to acquire shares of TMTG common stock (whether vested or unvested) will be assumed by the Company and automatically converted into an option to acquire shares of the Company common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of TMTG common stock into the Merger Consideration and (iii) each outstanding restricted stock unit of TMTG shall be converted into a restricted stock unit relating to shares of the Company’s common stock. At the Closing, the Company will change its name to “Trump Media & Technology Group Corp.”
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
On December 4, 2021, in support of the Transactions, the Company entered into securities purchase agreements (the “SPAs”) with certain institutional accredited investors (the “PIPE Investors”), pursuant to which the investors agreed to purchase an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”), at a purchase price of $1,000 per share of Preferred Stock, for an aggregate commitment of $1,000,000,000 in a private placement (the “PIPE”) to be consummated concurrently with the Transactions. The shares of Preferred Stock have an initial conversion price per share of $33.60 and are initially convertible into an aggregate of 29,761,905 shares of common stock. The closing of the PIPE is conditioned on the concurrent closing of the Transactions and other closing conditions as set forth in the SPA. Pursuant to the SPAs, each of the PIPE Investors may terminate its respective SPA, among other things, if the closing of the PIPE has not occurred on or prior to September 20, 2022. As a result, the Company received termination notices from certain PIPE Investors, who originally agreed to purchase up to 251,500 shares of the Company’s Series A Convertible Preferred Stock. See Note
8
 – Subsequent Events.

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
In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2023 and for the three months ended March 31, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023 and its results of operations and cash flows for the three months ended 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with an
o
ther public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATE
ME
NTS

Making estimates requires management to exercise significant judgme nt
. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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
2
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2023 or December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.
The Company’s effective tax rate was 35.0% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.0%
for the three months ended March 31, 2023 and 2022, due to the changes in the valuation allowance in 2022.
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating income (loss) per share of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $
250,000
. At March 31, 2023, the Company had not experienced losses on this account
and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited
balance sheet, primarily due to their short-term nature.

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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. The Company accounts for the warrants in accordance with the guidance
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE
3
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
As of September 8, 2021, the Company incurred offering costs of $23,566,497, consisting of deferred underwriting commissions of
$
10,062,500

(see Note 2), fair value of the representative shares (as defined in Note 6) of
$
1,437,500
,
fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of $7,677,450, fair value of shares transferred to officers and directors of $221,018, and other offering costs of
$
4,168,029
.
NOTE
4
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
5
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Administrative Services Arrangement
An affiliate of the Sponsor has agreed, commencing from the date when the Company’s Registration Statement was declared effective through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $15,000 per month for these services. $45,000 of expense was recorded for the three months ended March 31, 2023 and 2022, respectively.

$221,000 and $176,000 was unpaid as of March 31, 2023 and December 31, 2022, respectively.
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
In November 2021, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2023, which loans will be non-interest
bearing, unsecured and will be payable upon the consummation of a Business Combination. As of March 31, 2023 and December 31, 2022, there were $1,166,700
(which exceeds the aggregate amount the Sponsor committed to provide)
and $625,700 outstanding
due to the Sponsor
, respectively. See
Note
8
 for Subsequent Events.
On May 12, 2022, the Company entered into an amendment (the “Amendment to the Insider Letter”) to that certain letter agreement, dated September 2, 2021 (“Insider Letter”), with the Sponsor and the Company’s directors, officers or other initial shareholders named therein (the “Insiders”). Pursuant to the Insider Letter, among other matters, the Sponsor and the Insiders agreed in Section 9 thereof, that the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may make non-interest
bearing loans to the Company to finance transaction costs in connection with the Business Combination and that, at the option of the lender, up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, upon consummation of the Business Combination. Under the Amendment to the Insider Letter, each of the Sponsor and the Insiders have agreed to revise the terms of the Insider Letter to increase the aggregate principal amount of loans by the Sponsor, its affiliates or our officers and directors that can be converted into units from $1,500,000 to $30,000,000. The securities issuable upon conversion of such loans are subject to stockholder approval at the special meeting of the Company’s stockholders to be held to approve the Business Combination. As of March 31, 2023, no such loans were outstanding.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

On September 8, 2022, the Company issued a promissory note (the “Note”) in the aggregate principal amount of $2,875,000 to the Sponsor, in connection with the extension of the termination date for the Company’s initial Business Combination from September 8, 2022 to December 8, 2022. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of March 31, 2023 and December 31, 2022, there was $2,875,000 outstanding under this Note.
Advances – related parties
During 2022 and the three months ended March 31, 2023, the Sponsor paid, on behalf of the Company, $
450,835
to a vendor for costs incurred by the Company. As of March 31, 2023 and December 31, 2022, the Company’s obligation to the Sponsor for such payments was outstanding in the amount of $450,835 and $425,835, respectively. See Note
8
for subsequent events related to this advance.

During 2022, a Board member paid, on behalf of the Company, $100,000 to a vendor for costs incurred by the Company. As of March 31, 2023 and December 31, 2022, the Company’s obligation to the Board Member for such payment was outstanding.
NOTE
6
. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, the holders of representative shares as well as the holders of the Placement Units (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, are entitled to registration rights pursuant to an agreement signed on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy- back” registration only during the seven year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriters and/or their designees may participate in a “piggy- back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Legal Matters
Except as indicated below, to the knowledge of the Company’s ma na
gement team, there is no litigation currently pending or contemplated against the Company, or against any of its property.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Directors’ and Officers’ Insurance Policy
The coverage under the D&O
po
licy is $2.5 million in excess of a $5.0
million retention. The Company has submitted a notice of loss related to the above noted DOJ and SEC actions to the insurance company and has begun submitting information to the insurance company. Due to the early stage of this matter, there can be no assurance that the Company will be successful in recouping costs from the insurance company under its D&O policy. See Note
8
– Subsequent Events.
The Company is subject to litigation, disputes and claims in the normal course of its business. Except as noted above, the Company is not aware of any matters which could be material to the financial statements.
NOTE
7
. STOCKHOLDERS’ DEFICIT
Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 8, 2021, the Company issued 143,750 shares of Class A common stock (“representative shares”) to the underwriter. The Company accounts for the representative shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity, at an estimated fair value of $1,437,500. At
March
31,
2023
and December 31,
2022
, there were 28,744,342 shares of Class A common stock issued and outstanding that are subject to possible redemption, and accordingly, such shares have been classified outside of permanent equity. At March 31, 2023 and December 31, 2022, there were 1,277,234 shares of Class A common stock included in stockholders’ deficit.
Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On September 2, 2021, the Sponsor surrendered an aggregate of 1,437,500 shares of Class B common stock for cancellation for no consideration. At March 31, 2023 and December 31, 2022, there were 7,187,500 shares of Class B common stock issued and outstanding, of which 1,650,000 shares were transferred to qualified institutional buyers. The shares of Class B Common Stock held by the Sponsor, officers and directors of the Company and institutional buyers represent 20% of the issued and outstanding shares after the Initial Public Offering (assuming those initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares). Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one
basis, subject to certain adjustments.
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
NOTE
8
. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date. The Company has evaluated all events or transactions that occurred after March 31, 2023. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below.
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
On April 5, 2023, Company entered into an Administrative Support Agreement with Renatus LLC (“Renatus”), an advisory group owned by Eric Swider, the Interim Chief Executive Officer and director of the Company, pursuant to which, the Company agrees to pay Renatus a monthly fee of $
15,000
 for office space, utilities and secretarial and administrative support commencing from April 5, 2023 until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

TMTG Business Combination

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

As indicated in the accompanying financial statements, on March 31, 2023, we had approximately $152,704 in cash. We have incurred and continue to incur significant costs in the pursuit of our initial business combination. We cannot assure shareholders that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the initial public offering and the search for targets for our initial business combination, including the proposed Merger with TMTG. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence in connection with our search for targets for our initial business combination.

For the three months ended March 31, 2023, we had net income of $1,450,593, which consists primarily of $3,186,658 of interest earned on cash held in Trust Account, partially offset by general and administrative costs of $221,942, legal investigation costs of $669,137 and income tax expense of $794,986.

For the three months ended March 31, 2022, we had a net loss of $3,202,814, which consists primarily of general and administrative costs of $397,734 and legal investigation costs of $2,742,708.

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

For the three months ended March 31, 2023, net increase in cash was $151,714 and was comprised of net cash used in operating activities of $414,286 and net cash provided by financing activities of $566,000. Net cash used in operating activities of $414,286 consisted of net income of $1,450,593 and a change of accrued expense of $469,875, partially offset by interest earned on assets held in the Trust Account of $3,186,658. Net cash provided by financing activities of $541,000 consisted of proceeds from working capital loans.

For the three months ended March 31, 2022, net decrease in cash was $286,238 and was comprised of net cash used in operating activities of $646,388 and net cash provided by financing activities of $360,150. Net cash used in operating activities of $646,388 consisted of a net loss of $3,202,814 partially offset by a change in accrued expenses of $2,476,538. Net cash provided by financing activities of $360,150 consisted of proceeds from working capital loans and advances from related parties.

As of March 31, 2023, we had cash of $303,517,309 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw cash to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2023, we had cash of $152,704 outside of the trust account. We intend to use the funds held outside the trust account primarily to complete the TMTG Business Combination, or if the TMTG Business is not consummated, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the Company’s material weaknesses in accounting for accruals our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal control over financial reporting existed relating to financial reporting systems and accounting for accruals, which resulted in the restatement of the previously issued financials statements included in the 2022 Form 10-K 10-K/A filed with the SEC on October 30, 2023.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, except as set forth below, there have been no material changes from the partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations, previously disclosed in our Annual Report on Form 10-K 10-K/A for the year ended December 31, 2022, as filed with the SEC on October 30, 2023.

•	The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the Business Combination or optimize our capital structure.

•

Unless extended, the Merger Agreement may be terminated at any time in accordance with its terms, including by either us or TMTG after December 31, 2023, the SPAs may be terminated upon the termination of the Merger Agreement, and you may not have the chance to vote on the Business Combination or redeem our shares until the liquidation date.

•

We have not obtained an opinion from an independent investment banking firm or another independent firm, and consequently, you may have no assurance from an independent source that the terms of the Business Combination are fair to our stockholders from a financial point of view.

•	You may be unable to ascertain the merits or risks of TMTG’s operations.

•	There is no assurance that our diligence will reveal all material risks that may be present with regard to TMTG.

•

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate and to consummate the initial business combination; our executive officers and directors also allocate their time to other businesses, thereby causing potential conflicts of interest that could have a negative impact on our ability to complete the initial business combination.

•	If the conditions to the Merger are not met, the Business Combination may not occur.

•

The process of taking a company public by means of a business combination with a special purpose acquisition company is different from taking a company public through an underwritten offering and may create risks for our unaffiliated investors. You may not have the same benefits as an investor in an underwritten public offering.

•

There are risks to our stockholders who are not affiliates of the Sponsor of becoming stockholders of the combined entity through the Business Combination rather than acquiring securities of TMTG directly in an underwritten public offering, including no independent due diligence review by an underwriter and conflicts of interest of the Sponsor.

•

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

•	Even if we consummate the Business Combination, there is no guarantee that the warrants will ever be in the money; they may expire worthless or the terms of warrants may be amended.

•

The exercise of discretion by our directors and officers in agreeing to changes to the terms of or waivers of closing conditions in the Merger Agreement may result in a conflict of interest when determining whether such changes to the terms of the Merger Agreement or waivers of conditions are appropriate and in the best interests of our stockholders.

•

If the funds held outside of our Trust Account are insufficient to allow it to operate until at least September 8, 2024, our ability to complete an initial business combination may be adversely affected.

•	We may not have sufficient funds to satisfy indemnification claims of its directors and executive officers.

For the complete list of risks relating to our operations, the Business Combination and the PIPE, see the section titled “Risk Factors” contained in our (i) Registration Statement on Form S-1, (ii) Annual Report on Form 10-K, as amended, for the year ended December 31, 2022, as filed with the SEC on October 30, 2023, (iii) Registration Statement on Form S-4 and (iv) the definitive proxy statement filed with the SEC on July 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1	Administrative Services Agreement, dated as of April 5, 2023, by and between the Company and Renatus LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2023).

10.2	Promissory Note to ARC Global Investments II LLC, dated as of April 21, 2023 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 26, 2023).

10.3	Promissory Note to ARC Global Investments II LLC, dated as of April 21, 2023 (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 26, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL WORLD ACQUISITION CORP.

Date: November 13, 2023	By:	/s/ Eric Swider
	Name:	Eric Swider
	Title:	Interim Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Katherine Chiles
	Name:	Katherine Chiles
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)