Form 10-Q
period 2023-06-30
Digital World Acquisition Corp.
filed 2023-11-13
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30
, 2023

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

DIGITAL WORLD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL WORLD ACQUISITION CORP.
BALANCE SHEETS

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)

Current assets
Cash	$84,766	$989
Prepaid assets	75,764	168,350

Total Current Assets	160,530	169,339
Cash Held in Trust Account	307,136,113	300,330,651

TOTAL ASSETS	$307,296,643	$300,499,990

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$29,586,907	$18,054,912
Note payable – Sponsor	2,875,000	2,875,000
Income taxes payable	2,767,281	979,475
Franchise tax payable	582,500	400,000
Working capital loans	1,275,033	625,700
Advances - related parties	570,835	525,835

Total Current Liabilities	37,657,556	23,460,922
Deferred underwriter fee payable	10,062,500	10,062,500

TOTAL LIABILITIES	47,720,056	33,523,422

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized; 28,744,342 shares outstanding, at redemption value ($ 10.57 and $ 10.40 per share)	303,957,139	298,951,176

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,744,342 shares subject to redemption	127	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(44,210,591)	(31,975,454)

Total Stockholders’ Deficit	(44,209,745)	(31,974,608)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$307,296,643	$300,499,990

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three months ended		For the Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Formation and operating costs	$1,369,406	$864,594	$1,591,348	$1,262,328
Regulatory settlement	10,000,000	—	—	—
Legal investigations expense	388,652	2,564,737	11,057,789	5,307,445
Franchise tax expense	50,000	50,000	182,500	100,000

Loss from operation costs	(11,808,058)	(3,479,331)	(12,831,637)	(6,669,773)
Other income and expenses:
Interest earned on cash held in Trust Account	3,618,804	395,996	6,805,462	425,527

Loss before income taxes	(8,189,254)	(3,083,355)	(6,026,175)	(6,244,246)
Income tax expense	(904,513)	(33,614)	(1,787,806)	(33,614)

Net loss	$(9,093,767)	$(3,116,949)	$(7,813,981)	$(6,277,860)

Weighted average shares outstanding of Class A common stock	30,021,576	30,027,234	30,021,576	30,027,234
Basic and diluted net income (loss) per Class A common stock	$(0.24)	$(0.08)	$(0.21)	$(0.17)

Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net income (loss) per Class B common stock	$(0.24)	$(0.08)	$(0.21)	$(0.17)
♦
The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CHANGES STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	1,277,234	$127	7,187,500	$719	$—	$(31,975,454)	$(31,974,608)
Net income	—	—	—	—	—	1,279,786	1,279,786
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(2,170,865)	(2,170,865)

Balance March 31, 2023	1,277,234	127	7,187,500	719	—	(32,866,533)	(32,679,800)

Net loss	—	—	—	—	—	(9,093,767)	(9,093,767)
Fair value of Private Placement Units issued for legal services						414,000	414,000
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(2,664,291)	(2,664,291)

Balance June 30, 2023	1,277,234	$127	7,187,500	$719	$—	$(44,210,591)	$(44,209,745)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	1,277,234	$127	7,187,500	$719	$—	$(10,572,814)	$(10,571,968)
Net loss						(3,160,911)	(3,160,911)

Balance - March 31, 2022	1,277,234	127	7,187,500	719	—	(13,733,725)	(13,732,879)

Net loss						(3,116,949)	(3,116,949)
Remeasurement of Class A common stock to	—	—	—	—	—	(99,011)	(99,011)

Balance - June 30, 2022	1,277,234	$127	7,187,500	$719	$—	$(16,949,685)	$(16,948,839)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(7,813,981)	$(6,277,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(6,805,462)	(425,527)
Fair value of Private Placement Units issued for legal services	414,000	—
Changes in operating assets and liabilities:
Accrued expenses and income taxes payable	13,319,801	5,586,968
Prepaid insurance	118,836	118,837
Prepaid expenses	(26,250)	—
Franchise tax payable	182,500	100,000

Net cash used in operating activities	(610,556)	(897,582)

Cash flows from financing activities:
Proceeds from working capital loan	649,333	451,700
Advances - related parties	45,000	121,120

Net cash provided by financing activities	694,333	572,820

Net change in cash	83,777	(324,762)
Cash at beginning of period	989	327,731

Cash at end of period	$84,766	$2,969

Non-cash investing and financing activities:
Remeasurement of Class A common stock	$4,835,156	$99,011

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN
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
As of June 30, 2023, the Company had not yet commenced operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and the search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and the concurrent Private Placement (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
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
“Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as stated above, the Company has until September 8, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
and Article 8 of
Regulation S-X of
the Securities and Exchange Commission (the “SEC”). Certain information or footnote d isclos
ures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.
In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2023 and its results of operations and cash flows for the three and six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.
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
NOTES TO FINANCIAL STATEMENTS

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
Offering Costs Associated with the Initial Public Offering
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. These costs were charged to stockholders’ equity upon the completion of the Initial Public Offering. On September 8, 2021, offering costs in the aggregate of $23,566,497 were charged to stockholders’ equity (consisting of deferred underwriting commission of $10,062,500, fair value of the representative shares of $1,437,500
, fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of $7,677,450, fair value of shares transferred to officers and directors of $
221,018
,
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of
June
 3
0
, 2023 or December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through
June
3
0
, 2023.
The Company’s effective tax rate was 11% and 1% for the three months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate was 30%
a
nd 1% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three
a
nd si
x
months ended
J
u
ne
 3
0
, 2023 and 2022, due to the changes in the valuation allowance in 2022.
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
The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
On September 8, 2021, offering costs in the aggregate of $23,566,497 were charged to stockholders’ equity (consisting of deferred underwriting commission of $10,062,500, fair value of the representative shares of $1,437,500, fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of $7,677,450, fair value of shares transferred to officers and directors of $221,018, and other cash offering costs of $4,168,029).
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Administrative Services Arrangement
An affiliate of the Sponsor has agreed, commencing from the date when the Company’s Registration Statement was declared effective through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $15,000 per month for these services. The agreement with the Sponsor was terminated on April 5, 2023. $0 and $45,000 of expense was recorded for the three months ended June 30, 2023 and 2022, respectively.
$45,000 and $90,000 of expense was recorded for the six months ended June 30, 2023 and 2022, respectively.
$221,000 and $176,000 was unpaid as of June 30, 2023 and December 31, 2022, respectively.
On April 5, 2023, Company entered into an Administrative Support Agreement with Renatus LLC (“Renatus”), an advisory group owned by Eric Swider, the Chief Executive Officer and director of the Company, pursuant to which, the Company agrees to pay Renatus a monthly fee of $15,000 for office space, utilities and secretarial and administrative support commencing from April 5, 2023 until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. $45,000 and $0 of expense was recorded for the three months ended June 30, 2023 and 2022, respectively.
$45,000 and $0 of expense was recorded for the six months ended June 30, 2023 and 2022, respectively.
There was
no
unpaid balance as of June 30, 2023.
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
In November 2021, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2023, which loans will be non-interest
bearing, unsecured and will be payable upon the consummation of a Business Combination. As of June 30, 2023 and December 31, 2022, there were $1,275,033 (which exceeds the aggregate amount the Sponsor committed to provide) and $625,700 outstanding due to the Sponsor, respectively.
On May 12, 2022, the Company entered into an amendment (the “Amendment to the Insider Letter”) to that certain letter agreement, dated September 2, 2021 (“Insider Letter”), with the Sponsor and the Company’s directors, officers or other initial shareholders named therein (the “Insiders”). Pursuant to the Insider Letter, among other matters, the Sponsor and the Insiders agreed in Section 9 thereof, that the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may make non-interest
bearing loans to the Company to finance transaction costs in connection with the Business Combination and that, at the option of the lender, up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, upon consummation of the Business Combination. Under the Amendment to the Insider Letter, each of the Sponsor and the Insiders have agreed to revise the terms of the Insider Letter to increase the aggregate principal amount of loans by the Sponsor, its affiliates or our officers and directors that can be converted into units from $1,500,000 to $30,000,000. The securities issuable upon conversion of such loans are subject to stockholder approval at the special meeting of the Company’s stockholders to be held to approve the Business Combination. As of June 30, 2023, no such loans were outstanding.
On April 21, 2023, the Company issued two promissory notes (one for $
625,700
and the other for $
500,000
) in the aggregate principal amount of $1,125,700 to the Sponsor to pay costs and expenses in connection with completing a Business Combination. Each of the two notes bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of each note may be converted into units of the Company (the “Conversion Units”) immediately prior to the consummation of the Business Combination with the total Conversion Units so issued equal to: (x) the portion of the principal amount of the respective note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.
On June 2, 2023, the Company, issued a promissory note in the aggregate principal amount of $
2,000,000
(the “$2 Million Note”) to Renatus, of which Eric Swider, Chief Executive Officer and Director of the Company, is a founder and partner and another promissory note in the aggregate principal amount of $
10,000,000
(the “$
10
Million Note,” together with the $
2
Million Note, the “Notes”) to Renatus. The proceeds of the Notes will be used to pay costs and expenses in connection with completing the Business Combination. As of June 30, 2023, $
108,333
was outstanding for such loans.
Each of the Notes bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of Renatus and upon the approval of the Company’s stockholders and the approval of the requisite number of institutional investors, with which the Company entered into certain securities purchase agreements on December 4, 2021, up to the full amounts payable under the Notes may be converted into units of the Company (the “Conversion Units”) at any time on or prior to the applicable maturity date of the Notes with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the respective Note being converted divided by (y) the conversion price of ten dollars ($
10.00
), rounded up to the nearest whole number of units.
The issuances of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

On September 8, 2022, the Company issued a promissory note (the “Note”) in the aggregate principal amount of $2,875,000 to the Sponsor, in connection with the extension of the termination date for the Company’s initial Business Combination from September 8, 2022 to December 8, 2022. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of June 30, 2023 and December 31, 2022, there was $2,875,000 outstanding under this Note.
Advances – related parties
During 2022 and the six months ended June 30, 2023, the Sponsor paid, on behalf of the Company, $470,835 to a vendor for costs incurred by the Company. As of June 30, 2023 and December 31, 2022, the Company’s obligation to the Sponsor for such payments was outstanding in the amount of $470,835 and $
425,835
, respectively.
During 2022, a Board member paid, on behalf of the Company, $100,000 to a vendor for costs incurred by the Company. As of June 30, 2023 and December 31, 2022, the Company’s obligation to the Board Member for such payment was outstanding.
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
Underwriting Agreement
The underwriters purchased the 3,750,000 additional Units to cover over-a llotments a
t the Initial Public Offering price, less the underwriting discounts and commissions.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Agreements with certain vendors
During 2023 the Company agreed to pay a law firm a fixed amount of $500,000 for services. The $500,000 is payable in Private Placement Units at a price of $10 per unit. $300,000 was earned and payable at June 30, 2023. The Company has recorded $414,000 of expense representing the fair value of the units earned and payable at June 30, 2023.

The dif
fer
ence between $414,000 and $300,000 is due to the fair value of the units on the date of issuance.
During 2023 the Company agreed to pay a law firm an amount greater than the actual fee
s a
nd expens
es in
curred if the C
om
pany completes the business combination. The greater amount is the greater of $8 million or 130% of the actual fees. Expenses incurred for the six months ended
June 30, 2023 related to the law firm were $577,087.
Legal Matters
Except as indicated below, to the knowledge of the Company’s management team, there is no litigation currently pending or contemplated against the Company, or against any of its property.
The Company is cooperating with a FINRA inquiry concerning events (spec ifi
cally, a review of trading) that preceded the public announcement of the Merger Agreement. According to FINRA’s request, the inquiry should not be construed as an indication that FINRA has determined that any violations of Nasdaq rules or federal securities laws have occurred, nor as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.
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
On July 20, 2023, the SEC approved the Settlement in Principle, announcing settled charges against Digital World and entered a cease-and-desist order (the “Order”) finding that Digital World violated certain antifraud provisions of the Securities Act and the Exchange Act, in connection with Digital World’s IPO filings on Form S-1 and the Form S-4 concerning certain statements, agreements and omissions relating to the timing and discussions Digital World had with TMTG regarding the proposed business co mbi
nation. In the Order, Digital World agreed (i) that any amended Form S-4 filed by Digital World will be materially complete and accurate with respect to certain statements, agreements and omissions relating to the timing and discussions that Digital World had with TMTG regarding the proposed business combination and (ii) to pay a civil money penalty in an amount of $18 million to the SEC promptly after the closing of any merger or a comparable business combination or transaction, whether with TMTG or any other entity.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Directors’ and Officers’ Insurance Policy
The coverage under the D&O policy is $2.5 million in
e
xcess of a $5.0
million retention. The Company has submitted a notice of loss related to the above noted DOJ and SEC actions to the insurance company and has begun submittin
g informatio
n to the insurance company. Due to the early stage of this matter, there can be no assurance that the Company will be successful in recouping costs from the insurance company under its D&O policy. See Note
8
—Subsequent Events.
The Company is subject to litigation, disputes and claims in the normal course of its business. Except as noted above, the Company is not aware of any matters which could be material to the financial statements.
NOTE
7
. STOCKHOLDERS’ DEFICIT
Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 8, 2021, the Company issued 143,750 shares of Class A common stock (“representative shares”) to the underwriter. The Company accounts for the representative shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity, at an estimated fair value of $1,437,500. At June 30, 2023 and December 31, 2022, there were 28,744,342 shares of Class A common stock issued and outstanding that are subject to possible redemption, and accordingly, such shares have been classified outside of permanent equity. At June 30, 2023 and December 31, 2022, there were 1,277,234 shares of Class A common stock included in stockholders’ deficit.
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
NOTE
8
. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after
June

3
0
, 2023, up to the date the Company issued the financial statements. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below.
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
Notes payable
As of October 24, 2023, approximately $1.2 million had been borrowed by the Company under the Renatus Notes.
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
The foregoing references and description of the Second and Third Amendments and the transactions contemplated thereby are not complete and are subject to, and qualified in their entirety by reference to, the actual agreements (as amended), copies of which are filed as Exhibits 10.1 with the Company’s Current Reports on Form 8-K filed on August 9, 2023 and September 29, 2023, respectively
.
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

As indicated in the accompanying financial statements, on June 30, 2023, we had approximately $84,766 in cash. We have incurred and continue to incur significant costs in the pursuit of our initial business combination. We cannot assure shareholders that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the initial public offering and the search for targets for our initial business combination, including the proposed Merger with TMTG. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence in connection with our search for targets for our initial business combination.

For the three months ended June 30, 2023, we had a net loss of $993,767, which consists of general and administrative costs of $11,808,058 and income tax expense of $904,513, partially offset by $3,618,804 of interest earned on cash held in Trust Account.

For the three months ended June 30, 2022, we had a net loss of $3,116,949, which consists primarily of general and administrative costs of $3,479,331, partially offset by interest earned on the cash held in the Trust Account of $395,996.

For the six months ended June 30, 2023, we had a net loss of $7,813,981, which consists of general and administrative costs of $12,831,637 and income tax expense of $1,787,806, partially offset by $3,186,658 of interest earned on cash held in Trust Account.

For the six months ended June 30, 2022, we had a net loss of $6,277,860, which consists primarily of general and administrative costs of $6,669,773, partially offset by interest earned on the cash held in the Trust Account of $425,527.

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

For the six months ended June 30, 2023, net increase in cash was $83,777 and was comprised of net cash used in operating activities of $610,556 and net cash provided by financing activities of $694,333. Net cash used in operating activities of $610,556 consisted of a net loss of $7,813,981 and a change of accrued expense of $13,319,801, partially offset by interest earned on assets held in the Trust Account of $6,805,462. Net cash provided by financing activities of $694,333,000 consisted of proceeds from working capital loans and advances from related parties.

For the six months ended June 30, 2022, net decrease in cash was $324,762 and was comprised of net cash used in operating activities of $897,582 and net cash provided by financing activities of $572,820. Net cash used in operating activities of $897,582 consisted of a net loss of $6,277,860 partially offset by a change in accrued expenses of $5,586,968. Net cash provided by financing activities of $572,820 consisted of proceeds from working capital loans and advances from related parties.

As of June 30, 2023, we had cash of $307,136,113 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw cash to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2023, we had cash of $84,766 outside of the trust account. We intend to use the funds held outside the trust account primarily to complete the TMTG Business Combination, or if the TMTG Business is not consummated, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the Company’s material weaknesses in accounting for accruals our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal control over financial reporting existed relating to financial reporting systems and accounting for accruals, which resulted in the restatement of the previously issued financials statements included in the 2022 Form 10-K/A filed with the SEC on October 30, 2023.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, except as set forth below, there have been no material changes from the partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations, previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on October 30, 2023.

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

For the complete list of risks relating to our operations, the Business Combination and the PIPE, see the section titled “Risk Factors” contained in our (i) Registration Statement on Form S-1, (ii) Annual Report on Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on October 30, 2023, (iii) Registration Statement on Form S-4 and (iv) the definitive proxy statement filed with the SEC on July 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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