Form 10-Q
period 2023-09-30
Digital World Acquisition Corp.
filed 2023-11-22
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File No. 001-40779

Digital World Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-4293042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☒    No  ☐
As of Novembe
r 2
2
, 2
023, there were 29,992,831 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DIGITAL WORLD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITAL WORLD ACQUISITION CORP.
BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$3,285,587	$989
Prepaid assets	—	168,350

Total Current Assets	3,285,587	169,339
Cash Held in Trust Account	307,195,870	300,330,651

TOTAL ASSETS	$310,481,457	$300,499,990

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$43,674,679	$18,054,912
Note payable – Sponsor	2,875,000	2,875,000
Income taxes payable	3,666,968	979,475
Franchise tax payable	632,500	400,000
Working capital loans	2,372,033	625,700
Note payable	500,000	—
Advances - related parties	34,585	525,835

Total Current Liabilities	53,755,765	23,460,922
Deferred underwriter fee payable	10,062,500	10,062,500

TOTAL LIABILITIES	63,818,265	33,523,422

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized; 28,715,597 and 28,744,342 shares outstanding, at redemption value ($10.66 and $10.40 per share), respectively	306,128,902	298,951,176

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,744,342 shares subject to redemption	127	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(59,466,556)	(31,975,454)

Total Stockholders’ Deficit	(59,465,710)	(31,974,608)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$310,481,457	$300,499,990

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three months ended		For the Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Formation and operating costs	$4,307,852	$2,115,260	$7,899,200	$3,377,588
Legal investigations expense	11,581,241	2,656,763	20,639,030	7,964,208
Franchise tax expense	50,000	50,000	232,500	150,000

Loss from operation costs	(15,939,093)	(4,822,023)	(27,724,077)	(11,491,796)
Other income and expenses:
Insurance recoveries	1,046,653	—	1,046,653	—
Interest income	475	—	475	—
Interest earned on cash held in Trust Account	3,599,285	1,326,957	10,404,747	1,752,484

Loss before income taxes	(11,292,680)	(3,495,066)	(17,318,855)	(9,739,312)
Income tax expense	(899,687)	(323,645)	(2,687,493)	(357,259)

Net loss	$(12,192,367)	$(3,818,711)	$(20,006,348)	$(10,096,571)

Weighted average shares outstanding of Class A common stock	30,000,330	30,027,234	30,019,049	30,027,234
Basic and diluted net income (loss) per Class A common stock	$(0.33)	$(0.10)	$(0.54)	$(0.27)
Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500	7,187,500	7,187,500

Basic and diluted net income (loss) per Class B common stock	$(0.33)	$(0.10)	$(0.54)	$(0.27)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CHANGES STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	1,277,234	$127	7,187,500	$719	$—	$(31,975,454)	$(31,974,608)
Net income	—	—	—	—	—	1,279,786	1,279,786
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(2,170,865)	(2,170,865)

Balance March 31, 2023	1,277,234	127	7,187,500	719	—	(32,866,533)	(32,865,687)

Net loss	—	—	—	—	—	(9,093,767)	(9,093,767)
Fair value of Private Placement Units issued for legal services						414,000	414,000
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(2,664,291)	(2,664,291)

Balance June 30, 2023	1,277,234	$127	7,187,500	$719	$—	$(44,210,591)	$(44,209,745)

Net loss	—	—	—	—	—	(12,192,367)	(12,192,367)
Adjustment to fair value of Private Placement Units issued for legal services						(414,000)	(414,000)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(2,649,598)	(2,649,598)

Balance September 30, 2023	1,277,234	$127	7,187,500	$719	$—	$(59,466,556)	$(59,465,710)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	1,277,234	$127	7,187,500	$719	$—	$(10,572,814)	$(10,571,968)
Net loss						(3,160,911)	(3,160,911)

Balance - March 31, 2022	1,277,234	127	7,187,500	719	—	(13,733,725)	(13,732,879)

Net loss						(3,116,949)	(3,116,949)
Remeasurement of Class A common stock to	—	—	—	—	—	(99,011)	(99,011)

Balance - June 30, 2022	1,277,234	$127	7,187,500	$719	$—	$(16,949,685)	$(16,948,839)

Net loss						(3,818,711)	(3,818,711)
Remeasurement of Class A common stock to	—	—	—	—	—	(3,828,312)	(3,828,312)

Balance - September 30, 2022	1,277,234	$127	7,187,500	$719	$—	$(24,596,708)	$(24,595,862)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,006,348)	$(10,096,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(10,404,747)	(1,752,484)
Changes in operating assets and liabilities:
Accrued expenses and income taxes payable	28,307,260	10,224,497
Prepaid insurance	168,350	178,255
Franchise tax payable	232,500	150,000

Net cash used in operating activities	(1,702,985)	(1,296,303)

Cash flows investing activities:
Cash deposited into Trust for extension	—	(2,875,000)
Cash withdrawn from Trust for taxes	3,232,500	—
Cash withdrawn from Trust for redemptions	307,025	—
Net cash provided by investing activities	3,539,525	—
Cash flows from financing activities:
Redemption of shares	(307,025)	—
Proceeds from working capital loan	1,746,333	581,700
Advances - related parties	(491,250)	387,884

Proceeds from sponsor note	500,000	2,875,000

Net cash provided by financing activities	1,448,058	3,844,584

Net change in cash	3,284,598	(326,719)
Cash at beginning of period	989	327,731

Cash at end of period	$3,285,587	$1,012

Non-cash investing and financing activities:
Remeasurement of Class A common stock	$7,484,754	$3,927,323

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
As of September 30, 2023, the Company had not yet commenced operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and the search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and the concurrent Private Placement (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2021 (the “Registration Statement”). On September 8, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $287,500,000, and incurred offering costs of $23,566,497, consisting of deferred underwriting commissions of $10,062,500 (see Note 2), fair value of the representative shares (as defined in Note 6) of $1,437,500, fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of $7,677,450, fair value of shares transferred to officers and directors of $221,018, and other offering costs of $4,168,029. The Units sold in the Initial Public Offering included Units that were subject to a 45-day option granted to the underwriter to purchase up to an additional 3,750,000 Units at the Initial Public Offering price to cover over-allotment, which was exercised in full in connection with the consummation of the Initial Public Offering.
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
On November 22, 2022, the Company held a special meeting of stockholders. At the meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware extending, upon the request of the Sponsor and approval by the Board, the period of time for the Company to consummate an initial business combination up to four times, each by an additional three months, for an aggregate of 12 additional months (from September 8, 2022 up to September 8, 2023).
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
 8, 202
3
.
On August 9, 2023, the Company and TMTG entered into the Second Amendment to the Merger Agreement (the “Second Amendment”). Among other changes to governance and financial terms, the Second Amendment extends the Merger Agreement’s “Outside Date” to December 31, 2023, and provides for mutual supplemental due diligence ahead of the Company’s anticipated filing of an updated registration statement on Form S-4 with the SEC. For further information on the Second Amendment, please see the Company’s current report on Form 8-K filed with the SEC on August 9, 2023 or the Company’s Amendment Number 1 to the Form S-4 Registration Statement filed with the SEC on November 13, 2023.
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
In connection with the Meeting, stockholders holding 28,745
shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $307,028 (approximately $
10.68
per share) was removed from the Company’s
T
rust
A
ccount to pay such
holders.
On September 29, 2023, the Company and TMTG entered into the Third Amendment to the Merger Agreement (the “Third Amendment”). The Third Amendment extends the period of time for the parties to complete mutual supplemental due diligence ahead of the Company’s anticipated filing of an updated registration statement on Form S-4 with the SEC.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Company has until September 8, 2024, to consummate a Business Combination (the “Combination Period”). If the
Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than
$10.45.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Proposed Business Combination
The Company entered into an Agreement and Plan of Merger, dated as of October 20, 2021, as amended on May 11, 2022, on August 9, 2023, and on September 29, 2023, and as it may be further amended or supplemented from time to time, the “Merger Agreement”) with DWAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Trump Media & Technology Group Corp., a Delaware corporation (“TMTG”), the Sponsor, in the capacity as the representative for certain stockholders of the Company, and TMTG’s General Counsel, in the capacity as the representative for stockholders of TMTG.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into TMTG (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with TMTG continuing as the surviving corporation in the Merger and a wholly- owned subsidiary of the Company. In the Merger, (i) all shares of TMTG common stock (together, “TMTG Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than those properly exercising any applicable dissenters rights under Delaware law) will be converted into the right to receive the Merger Consideration (as defined below); (ii) each outstanding option to acquire shares of TMTG Common Stock (whether vested or unvested) will be assumed by the Company and automatically converted into an option to acquire shares of the Company common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of TMTG Common Stock into the Merger Consideration and (iii) each outstanding restricted stock unit of TMTG shall be converted into a restricted stock unit relating to shares of the Company’s common stock. At the Closing, the Company will change its name to “Trump Media & Technology Group Corp.”
The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of TMTG Common Stock as of immediately prior to the Effective Time (“TMTG Stockholders” and, together with the holders of TMTG options and restricted stock units immediately prior to the Effective Time, the “TMTG Security Holders”) will be an amount equal to $875,000,000, subject to adjustments for TMTG’s closing debt, net of cash and unpaid transaction expenses (the “Merger Consideration”), plus the additional contingent right to receive certain earnout shares after the Closing, provided that it shall exclude any additional shares issuable upon conversion of certain TMTG convertible notes. The Merger Consideration to be paid to TMTG Stockholders will be paid solely by the delivery of new shares of the Company’s common stock, with each valued at the price per share at which each share of the Company’s common stock is redeemed or converted pursuant to the redemption by the Company of its public stockholders in connection with the Company’s initial Business Combination, as required by the Company’s Amended and Restated Certificate of Incorporation, by-laws and the Company’s Initial Public Offering prospectus. The Merger Consideration will be subject to a post-Closing true up 90 days after the Closing.
As part of the Merger Consideration, the Company will create a new class of common stock (the “High Vote Common Stock”) to be issued to former President Donald J. Trump (“Company Principal”) that will have the same voting, dividend, liquidation and other rights as one share of the Company’s Class A common stock, except that each share of High Vote Common Stock will entitle its holder to a number of votes equal to the greater of (i) one vote and (ii) the number of votes that would cause the aggregate number of shares issued to the Company Principal as consideration in the Merger (excluding any Earnout Shares) to represent 55% of the voting power (to the maximum extent permitted by the rules and regulations of Nasdaq and applicable law, following the reasonable best efforts of the Company to obtain any necessary approvals) of (A) all shares of the Company’s common stock entitled to vote on the election of directors as of immediately following the Closing plus (B) the maximum number of shares of the Company’s common stock issuable upon the conversion of all convertible preferred stock or other convertible securities of the Company (if any) outstanding or with respect to which purchase agreements are in effect at Closing. The shares of High Vote Common Stock will vote together with all other shares of the Company’s common stock on all matters put to a vote of the Company’s stockholders, entitled to vote on the election of directors as of immediately following closing of the merger and all other matters put to a vote of the Company’s stockholders. Each TMTG convertible note that is issued and outstanding immediately prior to the Effective Time will convert immediately prior to the Effective Time into a number of shares of TMTG Common Stock in accordance with the terms of each note.
In addition to the Merger Consideration set forth above, the TMTG Stockholders will also have a contingent right to receive up to an additional 40,000,000 shares of the Company’s common stock (the “Earnout Shares”) after the Closing based on the price performance of the Company’s common stock during the three (3) year period following the Closing (the “Earnout Period”). The Earnout Shares shall be earned and payable during the Earnout Period as follows:

•
if the dollar volume-weighted average price (“VWAP”) of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within any 30 trading day period, the Company shall issue to the TMTG Stockholders an aggregate of 15,000,000 Earnout Shares;

•
if the VWAP of the Company’s common stock equals or exceeds $
15.00
per share for any 20 trading days within any 30 trading day period, the Company shall issue to the TMTG Stockholders an aggregate of 15,000,000 Earnout Shares; and

•
if the VWAP of the Company’s common stock equals or exceeds $17.50 per share for any 20 trading days within any 30 trading day period, the Company shall issue to the TMTG Stockholders an aggregate of 10,000,000 Earnout Shares.

If there is a final determination that the TMTG Stockholders are entitled to receive Earnout Shares, then such Earnout Shares will be allocated pro rata amongst the TMTG Stockholders. The number of shares of the Company’s common stock constituting any earnout payment shall be equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing.
On December 4, 2021, in support of the Transactions, the Company entered into securities purchase agreements (the “SPAs”) with certain institutional accredited investors (the “PIPE Investors”), pursuant to which the investors agreed to purchase an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”), at a purchase price of $1,000 per share of Preferred Stock, for an aggregate commitment of $1,000,000,000 in a private placement (the “PIPE”) to be consummated concurrently with the Transactions. The shares of Preferred Stock have an initial conversion price per share of $33.60 and are initially convertible into an aggregate of 29,761,905 shares of common stock. The closing of the PIPE is conditioned on the concurrent closing of the Transactions and other closing conditions as set forth in the SPA. Pursuant to the SPAs, each of the PIPE Investors may terminate its respective SPA, among other things, if the closing of the PIPE has not occurred on or prior to September 20, 2022. Due to certain regulatory conditions, among others, the Company expects that it will not be able to register the underlying the Company’s common shares concurrently with the consummation of the business combination (the “Registration Closing Condition”). As such, unless both the Company and each PIPE Investor waive the Registration Closing Condition the parties are not obligated to consume the PIPE. Furthermore, in connection with the Second Amendment, at the request of TMTG, the Company agreed to use its reasonable best efforts to discuss with the PIPE Investors a reduction or termination of the PIPE. See Note 8 – Subsequent Events.

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
In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2023 and its results of operations and cash flows for the three and nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 or December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on 740-270-25-3 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.
The Company’s effective tax rate was 8% and 9% for the three months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was 16% and 4% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three and nine months ended September 30, 2023 and 2022, due to the changes in the valuation allowance in 2022.
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
The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Administrative Services Arrangement
An affiliate of the Sponsor has agreed, commencing from the date when the Company’s Registration Statement was declared effective through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $15,000 per month for these services. The agreement with the Sponsor was terminated on April 5, 2023. $0 and $45,000 of expense was recorded for the three months ended September 30, 2023 and 2022, respectively. $45,000 and $90,000 of expense was recorded for the nine months ended September 30, 2023 and 2022, respectively. $221,000 and $176,000 was unpaid as of September 30, 2023 and December 31, 2022, respectively.
On April 5, 2023, Company entered into an Administrative Support Agreement with Renatus LLC (“Renatus”), an advisory group owned by Eric Swider, the Chief Executive Officer and director of the Company, pursuant to which, the Company agrees to pay Renatus a monthly fee of $15,000 for office space, utilities and secretarial and administrative support commencing from April 5, 2023 until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. $45,000 and $0 of expense was recorded for the three months ended September 30, 2023 and 2022, respectively. $60,000 and $0 of expense was recorded for the nine months ended
September
 30, 2023 and 2022, respectively. There was no unpaid balance as of September 30, 2023.
Related Party Loans
In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required using Digital World Convertible Notes.

•
“Digital World Convertible Notes” means up to $40,000,000 in non-interest bearing convertible promissory notes payable upon the stockholders’ approval of the Business Combination and, if applicable, the PIPE Investors’ approval, in either (i) Working Capital Units or (ii) cash or Working Capital Units, at the election of the holder. Up to $30,000,000 of such convertible promissory notes may be issued to the Sponsor or its affiliates or the Company’s officers or directors in connection with any loans made by them to the Company prior to Closing. Up to $10,000,000 of such convertible promissory notes may be issued to either third parties providing services or making loans to the Company or to the Sponsor or its affiliates or the Company’s officers or directors in connection with any loans made by them to the Company prior to Closing.

•
“Working Capital Units” means any units issuable pursuant to the Digital World Convertible Notes. Each unit consists of one share of Digital World Class A common stock and one-half Warrant. Each unit issuable pursuant to the Digital World Convertible Notes, subject to the terms and conditions of each applicable note, shall not have a price lower than $8.00 per unit.

In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Digital World Convertible Notes, but no proceeds held in the Trust Account would be used to repay the Digital World Convertible Notes.
In November 2021, the Sponsor committed to provide loans of up to an aggregate of $
1,000,000
to the Company through September 8, 2023, in the form of Digital World Convertible Notes.
On May 12, 2022, the Company entered into an amendment (the “Amendment to the Insider Letter”) to that certain letter agreement, dated September 2, 2021 (“Insider Letter”), with the Sponsor and the Company’s directors, officers or other initial shareholders named therein (the “Insiders”). Pursuant to the Insider Letter, among other matters, the Sponsor and the Insiders agreed in Section 9 thereof, that the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may make up to $30,000,000 loans against Digital World Convertible Notes with a conversion price of $10 per Working Capital Units.
On September 8, 2022, the Company issued a Digital World Convertible Note with a conversion price of $10 per Working Capital Units with an aggregate principal amount of $2,875,000 to the Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from September 8, 2022 to December 8, 2022. As of September 30, 2023 and December 31, 2022, there was $2,875,000 outstanding under this note.
On April 21, 2023, the Company issued two Digital World Convertible Notes

(one for

$
625,700
and the other for $
500,000)
in the aggregate principal amount of
$
1,125,700
to the Sponsor to pay costs and expenses in connection with completing an initial business combination. As of September 30, 2023, there were $1,275,000 outstanding in Digital World Convertible Notes with a conversion price of
 $
10

per Working Capital Units (which exceeds the aggregate amount the Sponsor committed to provide).
On June 2, 2023, the Company issued a Digital World Convertible Note with a conversion price of $10 per Working Capital Units, with an aggregate principal amount of
$
2,000,000
to Renatus, of which Eric Swider, Chief Executive Officer and Director of the Company, is a founder and partner and another Digital World Convertible Notes in the aggregate principal amount of
 $
10,000,000
(the “$
10
Million Note,” together with the
 $
2
Million Note, the “Renatus Notes”) to Renatus. As of September 30, 2023,
$
1,205,333
outstanding in Digital World Convertible Note to Renatus.
The issuances of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
Advances – related parties
During 2022 and the nine months ended September 30, 2023, the Sponsor paid, on behalf of the Company, $470,835 to a vendor for costs incurred by the Company. As of September 30, 2023 and December 31, 2022, the Company’s obligation to the Sponsor for such payments was outstanding in the amount of $2,606 and $425,835, respectively.
During 2022, a Board member paid, on behalf of the Company, $100,000 to a vendor for costs incurred by the Company. As of September 30, 2023 and December 31, 2022, the Company’s obligation to the Board Member for such payment was $31,979 and $100,000, respectively.
Note payable
During 2023 the Company agreed to pay a law firm a fixed amount of $
500,000
for services rendered through December 31, 2023. As of September 30, 2023, the $500,000 was earned and payable and included in Note payable on the balance sheet. On November 20, 2023, the law firm was issued $500,000 in a Digital World Convertible Note with a conversion price of $10 per Working Capital Units.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, the holders of representative shares as well as the holders of the Placement Units (and underlying securities) and any securities issued in payment of Digital World Convertible Notes made to the Company, are entitled to registration rights pursuant to an agreement signed on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three
demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Initial Public Offering, and the underwriters and/or their designees may participate in a “piggy- back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Initial Public Offering.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Agreement with law firm
During 2023 the Company agreed to pay a law firm the greater of
$8

million or 130% of the actual fees
incurred if the Company completes the Business Combination. Such fees are subject to a downward adjustment in the event the Business Combination is not consummated. Fees and expenses incurred for the nine months ended September

30, 2023 related to the law firm were $2.3

million.
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
On July 20, 2023, the SEC approved the Settlement in Principle, announcing settled charges against Digital World and entered a cease-and-desist order (the “Order”) finding that Digital World violated certain antifraud provisions of the Securities Act and the Exchange Act, in connection with Digital World’s IPO filings on Form S-1 and the Form S-4 concerning certain statements, agreements and omissions relating to the timing and discussions Digital World had with TMTG regarding the proposed business combination. In the Order, Digital World agreed (i) that any amended Form S-4 filed by Digital World will be materially complete and accurate with respect to certain statements, agreements and omissions relating to the timing and discussions that Digital World had with TMTG regarding the proposed business combination and (ii) to pay a civil money penalty in an amount of $18 million to the SEC promptly after the closing of any merger or a comparable business combination or transaction, whether with TMTG or any other entity. The Company recorded an expense related to this matter of $8 million and $18 million for the three months and nine months ended September 30, 2023.

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Directors’ and Officers’ Insurance Policy
The coverage under the D&O policy is $2.5 million in excess of a $5.0 million retention. The Company has submitted a notice of loss related to the above noted DOJ and SEC actions to the insurance company and has begun submitting information to the insurance company. Based on actual payments made to third parties under the D&O policy, the
C
ompany has reduced its liabilities at September 30, 2023 by $1 million.
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
Pursuant to Nasdaq rules, on July 24, 2023, the Company submitted to Nasdaq a plan to regain compliance with the Rule. On August 7, 2023, the Company received a notice from Nasdaq stating that Nasdaq had determined to grant an exception to enable the Company to regain compliance with the Rule and required the Company to file its amended Annual Report on Form 10-K for the year ended December 31, 2022 and its Q1 Form 10-Q, as required by the Rule, on or before November 20, 2023. On October 30, 2023, the Company filed its amended Annual Report on Form 10-K. On November 13, 2023, the Company filed its Q1 Form 10-Q.
On August 24, 2023, the Company announced that it received an expected letter from Nasdaq stating that the Company was not in compliance with the Rule because it had not yet filed its Quarterly Report on Form 10-Q for the period ended June 30, 2023 (the “Second Quarter Form 10-Q”) with the SEC. The Company submitted to Nasdaq an updated compliance plan which required the Company to file its Second Quarter Form 10-Q by November 20, 2023. On November 13, 2023, the Company filed its Second Quarter Form 10-Q.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 8, 2021, the Company issued 143,750 shares of Class A common stock (“representative shares”) to the underwriter. The Company accounts for the representative shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity, at an estimated fair value of $1,437,500. At September 30, 2023 and December 31, 2022, there were 28,715,597 shares of Class A common stock issued and outstanding that are subject to possible redemption, and accordingly, such shares have been classified outside of permanent equity. At September 30, 2023 and December 31, 2022, there were 1,277,234 shares of Class A common stock included in stockholders’ deficit.
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

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 8. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below.
PIPE terminations
As of November 20, 2023, the Company had received termination notices from certain PIPE Investors, effectively cancelling approximately $
474,500,000
of the PIPE. As a result, approximately
$525,500,000
remain in PIPE commitments. The Company expects to continue to seek the termination of or significantly reduce such remaining PIPE commitments.
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
Convertible Promissory Notes
In November 2023, the Company entered into a total aggregate amount of up to $900,000 in Digital World Convertible Notes with a conversion price of $8.00 per Working Capital Unit. The Company expects to use proceeds received from such notes to pay expenses associated with completing its initial business combination.
In November 2023, the Company issued a Digital World Convertible
Not
e with a conversion price of $10 per Working Capital Unit for a fixed amount of $500,000 for payment of services rendered through December 31, 2023. See Note
5

under
 “Note payable” above.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.

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

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the Closing, Merger Sub will merge with and into TMTG, with TMTG continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, (i) all shares of TMTG Common Stock issued and outstanding immediately prior to the Effective Time (other than those properly exercising any applicable dissenters rights under Delaware law) will be converted into the right to receive the Merger consideration; (ii) each outstanding option to acquire shares of TMTG Common Stock (whether vested or unvested) will be assumed by the Company and automatically converted into an option to acquire shares of the Company’s common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of TMTG Common Stock into the Merger consideration and (iii) each outstanding restricted stock unit of TMTG shall be converted into a restricted stock unit relating to shares of the Company’s common stock. At the Closing, the Company will change its name to “Trump Media & Technology Group Corp.”

Consummation of the TMTG Business Combination is subject to customary conditions of the respective parties, including regulatory approval and the approval of the Merger by our stockholders in accordance with our amended and restated certificate of incorporation and the completion of a redemption offer whereby we will be providing our public stockholders with the opportunity to redeem their shares of our Class A common stock for cash equal to their pro rata share of the aggregate amount on deposit in our Trust Account. The Merger Agreement can be terminated, under certain customary and limited circumstances at any time prior to the Closing, including by either party if any of the closing conditions have not been satisfied or waived by December 31, 2023 (the “Outside Date”).

On December 4, 2021, in support of the TMTG Business Combination, the Company entered into certain SPAs with the PIPE Investors, pursuant to which the PIPE Investors agreed to purchase up to an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) for a purchase price of $1,000 per share for an aggregate commitment of up to $1,000,000,000 in a PIPE to be consummated concurrently with the Closing. The Preferred Stock have an initial conversion price per share of $33.60 and such number of shares of Preferred Stock were initially expected to be convertible into 29,761,905 shares of New Digital World Class A common stock, subject to upward adjustment. Pursuant to the SPA, each of the PIPE Investors may terminate its respective SPA, among other things, if the closing of the PIPE had not occurred on or prior to September 20, 2022. Furthermore, in connection with the Second Amendment to the Merger Agreement, at the request of TMTG, the Company agreed to use its reasonable best efforts to discuss with the PIPE Investors a reduction or termination of the SPAs and the PIPE. As a result, as of November 20, 2023, the Company received termination notices from certain PIPE Investors, effectively cancelling approximately $474,500,000 of the PIPE. The Company expects to continue to seek the termination of or significantly reduce such PIPE commitments.

As indicated in the accompanying financial statements, as of September 30, 2023, we had approximately $3.3 million in cash. We have incurred and continue to incur significant costs in the pursuit of our initial business combination. We cannot assure shareholders that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for the initial public offering and the search for targets for our initial business combination, including the proposed Merger with TMTG. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence in connection with our search for targets for our initial business combination.

For the three months ended September 30, 2023, we had a net loss of $12,192,367, which consists of general and administrative costs of $4,057,852, legal investigations expense of $11,639,030 and income tax expense of $899,687, partially offset by $3,599,760 of interest earned on cash held in Trust Account and insurance recoveries of $1,046,653. Legal investigations expense includes $10 million related to the SEC settlement of $18 million.

For the three months ended September 30, 2022, we had a net loss of $3,818,711, which consists primarily of general and administrative costs of $2,165,260 and legal investigations expense of $2,656,763 partially offset by interest earned on the cash held in the Trust Account of $1,326,957.

For the nine months ended September 30, 2023, we had a net loss of $20,006,348, which consists of general and administrative costs of $8,131,700, legal investigations expenses of $20,639,030 and income tax expense of $2,687,493, partially offset by $10,405,222 of interest earned on cash held in Trust Account and insurance recoveries of $1,046,653. Legal investigations expense includes $10 million related to the SEC settlement of $18 million.

For the nine months ended September 30, 2022, we had a net loss of $10,096,571, which consists primarily of general and administrative costs of $3,527,588 and legal investigations expenses of $7,964,208, partially offset by interest earned on the cash held in the Trust Account of $1,752,484.

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

For the nine months ended September 30, 2023, net increase in cash was $3,284,598 and was comprised of net cash used in operating activities of $1,702,985, net cash provided by investing activities and net cash provided by financing activities of $1,448,055. Net cash used in operating activities of $1,702,985 consisted of a net loss of $20,006,348 and a change of accrued expense of $28,539,760, partially offset by interest earned on assets held in the Trust Account of $10,404,747. Net cash provided by investing activities of $3,539,528 consisted of withdrawals to pay taxes and withdrawals for redemptions.

Net cash provided by financing activities of $1,448,055 consisted of proceeds from loans.

For the nine months ended September 30, 2022, net decrease in cash was $324,762 and was comprised of net cash used in operating activities of $897,582 and net cash provided by financing activities of $572,820. Net cash used in operating activities of $897,582 consisted of a net loss of $6,277,860 partially offset by a change in accrued expenses of $5,586,968. Net cash provided by financing activities of $572,820 consisted of proceeds from working capital loans and advances from related parties.

As of September 30, 2023, we had cash of $307,195,870 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw cash to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $3,285,587 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete the TMTG Business Combination, or if the TMTG Business Combination is not consummated, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Digital World Convertible Notes, and each of Renatus and an affiliate of our sponsor a monthly fee of $15,000 for office space, administrative and support services to us. We will incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the Company’s material weaknesses in accounting for accruals our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal control over financial reporting existed relating to financial reporting systems and accounting for accruals, which resulted in the restatement of the previously issued financials statements included in the 2022 Form 10-K/A filed with the SEC on October 30, 2023.

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

On October 20, 2023, the Plaintiff filed a complaint against Rocket One, Michael Shvartsman, Bruce Garelick, and the Company in the U.S. District Court for the Southern District of New York. According to the complaint, the Company has been named as a party in the lawsuit because the Plaintiff is seeking relief for the benefit of the Company. In the complaint, the Plaintiff contends that, in 2021, Mr. Garelick and Rocket One were directors of the Company and that they purchased securities of the Company. The Plaintiff further alleges that within a six-month period from the date of their purchases, both Mr. Garelick and Rocket One sold securities in the Company and realized profits from those sales. Additionally, the Plaintiff alleges that Mr. Shvartsman had a financial interest in the profits resulting from Rocket One’s purchases and sales of the Company’s securities. According to the Plaintiff, under Section 16(b) of the Exchange Act (15 U.S.C. §78p(b)), Rocket One, Mr. Shvartsman, and Mr. Garelick are each required to disgorge certain trading profits to the Company. As of the date of this report, the Company has not filed a response to the complaint. The case is Lowinger v. Rocket One Capital, LLC, et al., No. 1:23-cv-9243 (S.D.N.Y. Oct. 20, 2023).

Settlement in Principle

As previously disclosed in the Company’s Form 8-K filed with the SEC on July 3, 2023, the Company was the subject of an Investigation by the SEC with respect to certain statements, agreements and the timing thereof included in the Company’s registration statements on Form S-1 in connection with its IPO and Form S-4 relating to the business combination between the Company and TMTG.

On July 3, 2023, the Company reached a Settlement in Principle in connection with the Investigation. The Settlement in Principle was subject to approval by the SEC.

On July 20, 2023, the SEC approved the Settlement in Principle, announcing settled charges against Digital World and entered a Order finding that Digital World violated certain antifraud provisions of the Securities Act and the Exchange Act, in connection with Digital World’s IPO filings on Form S-1 and the Form S-4 concerning certain statements, agreements and omissions relating to the timing and discussions Digital World had with TMTG regarding the proposed business combination. In the Order, Digital World agreed (i) that any amended Form S-4 filed by Digital World will be materially complete and accurate with respect to certain statements, agreements and omissions relating to the timing and discussions that Digital World had with TMTG regarding the proposed business combination and (ii) to pay a civil money penalty in an amount of $18 million to the SEC promptly after the closing of any merger or a comparable business combination or transaction, whether with TMTG or any other entity.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, except as set forth below, there have been no material changes from the partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations, previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on October 30, 2023, or Amendment Number 1 to the Registration Statement on Form S-4 filed with the SEC on November 13, 2023.

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

For the complete list of risks relating to our operations, the Business Combination and the PIPE, see the section titled “Risk Factors” contained in our (i) Registration Statement on Form S-1, (ii) Annual Report on Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on October 30, 2023, (iii) Registration Statement on Form S-4, as filed with the SEC on November 13, 2023, and (iv) the definitive proxy statement filed with the SEC on November 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 6, 2023).

10.1	Order Instituting Cease-and Desist Proceedings pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, dated July 20, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2023).

10.2	Second Amendment to Agreement and Plan of Merger, dated August 9, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 9, 2023).

10.3	Amendment No. 1 to Investment Management Trust Agreement, dated August 25, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2023).

10.4	Third Amendment to Agreement and Plan of Merger, dated September 29, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL WORLD ACQUISITION CORP.

Date: November 22, 2023	By:	/s/ Eric Swider
	Name:	Eric Swider
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 22, 2023	By:	/s/ Katherine Chiles
	Name:	Katherine Chiles
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)