Form 10-K/A
period 2022-12-31
Digital World Acquisition Corp.
filed 2024-01-09
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment Number 2)
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
As of December 29, 2023, there were 30,023,186 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE
This Amendment No. 2 to Form
10-K
(the “Second Amendment”) amends the Annual Report on Form
10-K
for the fiscal year ended December 31, 2022, originally filed on April 26, 2023 (the “Original
10-K”),
as amended on October 30, 2023 (the “First Amendment”), of Digital World Acquisition Corp. (“DWAC”). DWAC is filing the Second Amendment solely to amend Item 15(a)(1) of the First Amendment to include (i) an updated Report of Independent Registered Public Accounting Firm and (ii) updated disclosure under
Note 2. Restatement of Previously Issued Financial Statements
.
This Second Amendment should be read in conjunction with the Original
10-K
and the First Amendment. Except as specifically set forth in this Second Amendment and the First Amendment, the Original
10-K
has not been amended or updated to reflect events occurring after April 26, 2023.
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
Restatement
As discussed in Note 2 to the financial statements, the 2022 and 2021 financial statements have been restated to correct certain misstatements related to errors for the accounting of certain expenses in the proper period.
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

F-1

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
Ocean, New Jersey
October 27, 2023,
PCAOB ID: 3686

F-2

DIGITAL WORLD ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2022	2021
	(restated)	(restated)

ASSETS
Current assets
Cash	$989	$327,731
Prepaid assets	168,350	240,972

Total Current Assets	169,339	568,703
Prepaid assets	—	165,051
Cash Held in Trust Account	300,330,651	293,257,098

TOTAL ASSETS	$300,499,990	$293,990,852

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$18,054,912	$1,027,926
Note payable Sponsor	2,875,000	—
Income taxes – payable	979,475	—
Franchise tax payable	400,000	200,000
Working capital loans	625,700	—
Advances – related party	525,835	22,394

Total Current Liabilities	23,460,922	1,250,320
Deferred underwriter fee payable	10,062,500	10,062,500

TOTAL LIABILITIES	33,523,422	11,312,820

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized; 28,744,342 and 28,750,000 shares outstanding, at redemption value ($10.40 and $10.20 per share)	298,951,176	293,250,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,744,342 and 28,750,000 shares subject to redemption	127	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 issued and outstanding	719	719
Additional paid-in capital	—	—
Accumulated deficit	(31,975,454)	(10,572,814)

Total Stockholders’ Deficit	(31,974,608)	(10,571,968)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$300,499,990	$293,990,852

The accompanying notes are an integral part of these financial statements.

F-

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2022	2021
	(restated)	(restated)
Formation and operating costs	$8,716,023	$969,195
Legal investigations costs	10,004,519	789,183
Franchise tax expense	200,000	200,000

Loss from operating costs	(18,920,542)	(1,958,378)
Other income and expenses:
Interest earned on cash held in Trust Account	4,257,469	7,098

Loss before income taxes	(14,663,073)	(1,951,280)
Income tax expense	979,475	—

Net loss	$(15,642,548)	$(1,951,280)

Weighted average shares outstanding of Class A common stock	30,026,769	9,404,134

Basic and diluted net loss per Class A common stock	$(0.42)	$(0.12)

Weighted average shares outstanding of Class B common stock	7,187,500	7,187,500

Basic and diluted net loss per Class B common stock	$(0.42)	$(0.12)

The accompanying notes are an integral part of these financial statements.

F-

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance – December 31, 2021 (restated)	1,277,234	$127	7,187,500	$719	$—	$(10,572,814)	$(10,571,968)
Net loss						(15,642,548)	(15,642,548)
Remeasurement of Class A common stock to redemption value						(5,760,092)	(5,760,092)

Balance – December 31, 2022 (restated)	1,277,234	$127	7,187,500	$719	$—	$(31,975,454)	$(31,974,608)

F-

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020
Issuance of Class B common stock to sponsor (1)(2)		$—	7,187,500	$719	$24,281	$—	$25,000
Class A common stock accretion to redemption value	—	—	—	—	(12,796,508)	(7,184,020)	(19,980,528)
Issuance of Class A common stock to investor, net of offering costs	1,133,484	113	—	—	11,334,727	—	11,334,840
Issuance of Class A common stock to representative	143,750	14			1,437,500	(1,437,514)
Net loss	—	—	—	—	—	(1,951,280)	(1,951,280)

Balance – December 31, 2021 (restated)	1,277,234	$127	7,187,500	$719	—	$(10,572,814)	$(10,571,968)

(1)	The shares and the associated amounts have been retroactively restated to reflect the three-for-one stock split on July 1, 2021.
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

F-

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year end December 31,
	2022	2021
	(restated)
Cash flows from operating activities:
Net loss	$(15,642,548)	$(1,951,280)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(4,257,469)	(7,098)
Changes in operating assets and liabilities:
Accrued expenses	17,026,986	1,027,926
Income taxes payable	979,475	—
Prepaid insurance	237,673	(406,023)
Franchise tax payable	200,000	200,000

Net cash used in operating activities	(1,455,883)	(1,136,475)

Cash flows from investing activities:
Investment of cash in Trust Account	(2,875,000)	(293,250,000)
Cash withdrawn from Trust Account for redemptions	58,916	—

Net cash used in investing activities	(2,816,084)	(293,250,000)

Cash flows from financing activities:
Proceeds from sale of Units	—	287,500,000
Proceeds from sale of private placement warrants	—	11,334,840
Proceeds from Sponsor note	2,875,000	223,557
Repayment of Sponsor note	—	(223,557)
Due from Sponsor	—	(1,702,958)
Payment of due from Sponsor	—	1,702,958
Payment of offering costs	—	(4,168,028)
Proceeds from working capital loan	500,835	—
Proceeds from advances – related party	625,700	22,394
Redemption of shares	(58,916)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000

Net cash provided by financing activities	3,942,619	294,714,206

Net change in cash	(326,742)	327,731
Cash at beginning of period	327,731	—

Cash at end of period	$989	$327,731

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$10,062,500
Remeasurement of Class A common stock	$5,760,092	$—
The accompanying notes are an integral part of these financial statements.

F-

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
The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2021 (the “Registration Statement”). On September 8, 2021, the Company consummated the Initial Public Offering of
28,750,000
units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $
10.00
per Unit, generating gross proceeds of $
287,500,000
, and incurred offering costs of $
23,566,497
, consisting of deferred underwriting commissions of $
10,062,500
(see Note
4
), fair value of the representative shares (as defined in Note
8
) of $
1,437,500
, fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of $
7,677,450
, fair value of shares transferred to officers and directors of $
221,018
, and other offering costs of $
4,168,029
. The Units sold in the Initial Public Offering included Units that were subject to a
45-day
option granted to the underwriter to purchase up to an additional
3,750,000
Units at the Initial Public Offering price to cover over-allotment, which was exercised in full in connection with the consummation of the Initial Public Offering.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of
1,133,484
 units (the “Placement Units”) at a price of $
10.00
per Placement Unit in a private placement (“Private Placement”) to the Company’s sponsor, ARC Global Investments II LLC (the “Sponsor”), generating gross proceeds of $
11,334,840
, which is described in Note
5
.
Following the closing of the Initial Public Offering on September 8, 2021, an amount of $
293,250,000
($
10.20

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
of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (“Amended and Restated Certificate of Incorporation”) (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or certain amendments to its Amended and Restated Certificate

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

of Incorporation prior thereto or to redeem
100
% of the Public Shares if the Company does not complete its initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders’ rights or pre-Business
Combination activity and (iii) the redemption of
100
% of the Public Shares if the Company is unable to complete an initial Business Combination within the Combination Period (subject to the requirements of applicable law).
The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $
5,000,001
upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination, unless otherwise required by applicable law, regulation or stock exchange rules.
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
The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $
10.20
per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per- share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Because of the redemption feature noted above, the shares of Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $
5,000,001
, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

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
100
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
In
connection with the special meeting of stockholders, stockholders holding
5,658
shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, $
58,916
(approximately $
10.41
per share) was removed from the Company’s trust account to pay such holders.
On September 8, 2022, the Company issued a promissory note in the aggregate principal amount of $
2,875,000 to the Sponsor, in connection with the extension of the termination date for the Company’s initial Business Combination from September 8, 2022 to December 8, 2022. On December 19, 2022, the Company announced the second extension of the termination date for the Company’s initial Business Combination from December 8, 2022 to March 8, 2023. On February 28, 2023, the Company announced the third extension of the termination date for the Company’s initial Business Combination from March 8, 2023 to June 8, 2023.

F-

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
100
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
10.45
.
The Sponsor

has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $
10.20
per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated. Specifically, there was an improper cutoff of accrued expenses and related party payables at each balance sheet date, resulting in payables not being recorded in the correct period. Consequently, this led to inaccuracies in the reported formation and operating costs in each statement of operations. Furthermore, reclassification adjustments were made for accrued expenses and income tax payables at certain balance sheet dates to improve disclosure and ensure period-to-period comparability. Similar adjustments were applied to formation and operating costs, as well as legal investigation expenses in certain statements of operations, again to enhance disclosure and comparability. Finally, an adjustment was made to the Class A common stock subject to possible redemption as of June 30, 2022, to accurately reflect the impact of interest earned on cash held in the Trust Account, net of the applicable tax expense.
The relevant unaudited interim financial information for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 is included in Note 1
0
, Quarterly Financial Information (Unaudited).
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

F-
1
3

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

F-

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

F-

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

F-

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
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with rules and regu lations of the Securities and Exchange Commission (the “SEC”).
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

F-

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
costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. These costs were charged to stockholders’ equity upon the completion of the Initial Public Offering. On September 8, 2021, offering costs in the aggregate of $23,566,497 were charged to stockholders’ equity (consisting of deferred underwriting commission of $10,062,500, fair value of the representative shares of $1,437,500
, fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of $
7,677,450, fair value of shares transferred to officers and directors of $
221,018,
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

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
NOTE 4. INITIAL PUBLIC OFFERING
On
September 8, 2021, the Company consummated its Initial Public Offering of 28,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000
.

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Each
Unit consists of one share of Class A common stock and
one
-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note
8
).
As
of September 8, 2021, the Company incurred offering costs of $
23,566,497
, consisting of deferred underwriting commissions of $
10,062,500
, fair value of the representative shares (as defined in Note 8) of $
1,437,500
, fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of $
7,677,450, fair value of shares transferred to officers and directors of $
221,018, and other offering costs of $
4,168,029.
NOTE 5. PRIVATE PLACEMENT
Simultaneously
with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,133,484 Placement Units at a price of $10.00 per Placement
Unit (or $
11,334,840 in the aggregate). The
Sponsor initially transferred $13,203,590 to the Trust Account on September 8, 2021. The excess proceeds ($1,869,110)
 over the proceeds of the Private Placement were subsequently transferred back to the Company’s operating account and returned to the Sponsor.
The
proceeds from the sale of the Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except that the Placement Units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of the initial
b
usiness
c
ombination except to permitted transferees and are entitled to registration rights. If the Company does not complete a
b
usiness
c
ombination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the warrants included in the Placement Units (the “Placement Warrants”) will expire worthless.
NOTE 6. RELATED PARTY TRANSACTIONS
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

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
15,000
per month for these services. $
180,000
 and $
56,000 of
expense was recorded for the year December 31, 2022, and 2021, respectively.

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
1
1
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

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Advances — related parties
During
2022, the Sponsor paid, on behalf of the Company,

$
425,835

to a vendor for costs incurred by the Company.

As of December 31, 2022, the Company’s obligation to the Sponsor for such payment was outstanding.

See Note 10 for subsequent events related to this advance.

During
2022, a Board member paid, on behalf of the Company, $
100,000
to a vendor for costs incurred by the Company. As of December 31, 2022, the Company’s obligation to the Board Member for such payment was outstanding.
NOTE 7. COMMITMENTS AND CONTINGENCIES
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

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-
2
4

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
These subpoenas, and the underlying investigations by the SEC and the U.S. Department of Justice, can be expected to delay effectiveness of the Form S-4, which could materially delay, materially impede, or prevent the consummation of the
Transactions
.
Directors’ and Officers’ Insurance Policy
The
coverage under the D&O policy is $
2.5 million in excess of a $
5.0 million retention. The Company has submitted a notice of loss related to the above noted DOJ and SEC actions to the insurance company and has begun submitting information to the insurance company. Due to the early stage of this matter, there can be no assurance that the Company will be successful in recouping costs from the insurance company under its D&O policy.

See Note 11 – Subsequent Events.

The
Company is subject to litigation, disputes and claims in the normal course of its business.
Except as noted above, the Company is
 not
aware of any matters which could be material to the financial statements.
NOTE 8. STOCKHOLDERS’ DEFICIT
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

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

F-

DIGITAL
WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
The Private
Warrants
, as well as a
n
y warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the Public Warrants and may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of
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

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Note 10 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
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

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DIGITAL WORLD ACQUISITION CORP.
BALANCE SHEETS

		As Restated
	September 30, 2022	June 30, 2022	March 31, 2022
ASSETS
Current assets
Cash	$1,012	$2,969	$41,493
Prepaid assets	227,768	240,972	240,972

Total Current Assets	228,780	243,941	282,465
Prepaid assets	—	46,214	105,632
Investments held in Trust Account	297,884,582	293,682,625	293,286,629

TOTAL ASSETS	$298,113,362	$293,972,780	$293,674,726

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$10,895,164	$6,581,280	$3,462,561
Note payable – Sponsor	2,875,000	—	—
Income taxes payable	357,259	33,614	—
Franchise tax payable	350,000	300,000	250,000
Working capital loans	581,700	451,700	300,000
Advances – related parties	410,278	143,514	82,544

Total Current Liabilities	15,469,401	7,10,108	4,095,105
Deferred underwriting fee payable	10,062,500	10,062,500	10,062,500

TOTAL LIABILITIES	25,531,901	17,572,608	14,157,605

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.001 par value, 200,000,000 shares authorized; 28,750,000 shares outstanding, at redemption value ($10.34, $ 10.20 and $ 10.20 per share)	297,177,323	293,349,011	293,250,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,750,000 shares subject to redemption	127	127	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 issued and outstanding	719	719	719
Additional paid-in capital	—	—	—
Accumulated deficit	(24,596,708)	(16,949,685)	(13,733,725)

Total Stockholders’ Deficit	(24,595,862)	(16,948,839)	(13,732,879)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$298,113,362	$293,972,780	$293,674,726

F-

DIGITAL WORLD ACQUISITION
CORP
.
NOTES TO FINANCIAL
S
TATEMENT
S

DIGITAL WORLD ACQUISITION COR
P
.
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

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DIGITAL WORLD ACQUISITION
C
OR
P
.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ D
E
FICI
T

	As Restated
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	1,277,234	$127	7,187,500	$719	$—	$(10,572,814)	$(10,571,968)
Net loss	—	—	—	—	—	(3,160,911)	(3,160,911)

Balance – March 31, 2022	1,277,234	127	7,187,500	719	—	(13,33,725)	(13,732,879)
Net loss						(3,116,949)	(3,116,949)
Remeasurement of Class A common stock to redemption value						(99,011)	(99,011)

Balance – June 30, 2022	1,277,234	127	7,187,500	719	—	(16,949,685)	(16,948,839)
Net loss	—	—	—	—	—	(2,618,711)	(2,618,711)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(953,312)	(953,312)
Contribution	—	—	—	—	—	(2,875,000)	(2,875,000)

Balance – September 30, 2022	1,277,234	127	7,187,500	719	—	(24,596,708)	(24,595,862)
Net loss	—	—	—	—	—	(5,545,977)	(5,545,977)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(1,832,769)	(1,832,769)

Balance – December 31, 2022	1,277,234	$127	7,187,500	$719	$—	$(31,975,454)	$(31,974,608)

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

NOTE 11. SUBSEQUENT EVENTS
In accordance with ASC Topic 855, “Subse
quent Eve
nts”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below.
On April 5, 2023, Company entered
into
an Administrative Support Agreement with Renatus LLC (“Renatus”), an advisory group owned by Eric Swider, the Interim Chief Executive Officer and director of the Company, pursuant to which, the Com
p
any agrees to pay Renatus a monthly fee of $
15,000 for office space, utilities and secretarial and administrative support commencing from April 5, 2023 until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation.
On
April 21, 2023, the Company issued two promissory notes (one for $
625,700 and the other for $500,000) in the aggregate principal amount of $
1,125,700 to the Sponsor to pay costs and expenses in connection with

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

completing
a Business Combination. Each of the two notes bears
no interest and is
repayable in full upon the earlier of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of each note may be converted into units of the Company (the “Conversion Units”) immediately prior to the consummation of the Business Combination with the total Conversion Units so issued equal to: (x) the portion of the principal amount of the respective note being converted divided by (y) the conversion price of ten dollars ($
10.00
), rounded up to the nearest whole num
ber of
units.
The above promissory note for $625,700
replaces
the working capital loan for the same amount. See Note 5.
The above promissory note for $500,000
replaces
the advance – related party for $425,835. There was no change to the amount outstanding. See Note 5.
On June 2, 2023, the Company, issued a promissory note in the aggregate principal amount of $
2,000,000 (the “$2 Million Note”) to Renatus, of which Eric Swider, Interim Chief Executive Officer and Director of the Company, is a founder and partner and another promissory note in the aggregate principal amount of $
10,000,000
(the “$10 Million Note,” together with the $2 Million Note, the “Notes”) to Renatus. The proceeds of the Notes will be used to pay costs and expenses in connection with completing the Business Combination.
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

As of October 24, 2023, approximately $
1.2
million had been borrowed by the Company.
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

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Change in Trust Assets
On
August 25, 2023, the Company instructed Continental to liquidate the investments held in the trust account and move such cash proceeds to an interest bearing deposit account. As of the date hereof, interest earned on cash held in the trust account is approximately
4.50
% per annum.
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

F-

DIGITAL WORLD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Extension Amendment extends, upon the approval by the Corporation’s board of directors, the date by which the Company has to consummate an initial business combination up to four times, each by an additional three months, for an aggregate of 12 additional months (i.e. from September 8, 2023 up to September 8, 2024) or such earlier date as determined by the Board.
PIPE terminations
As
of October 24, 2023, the Company had received termination notices from PIPE Investors representing approximately $
191,500,000 of the PIPE. As a result, together with previously reported terminations, approximately $
467,000,000
of the PIPE has been cancelled.
Extension and redemption
On
September 5, 2023, the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Extension Amendment extending, upon the approval by the Corporation’s board of directors, the date by which the Company has to consummate an initial business combination up to four
times, each by an additional
three months, for an aggregate of
12 additional months (i.e. from
September 8, 2023 up to
September 8, 2024
) or such earlier date as determined by the Board (the “Extension Amendment Proposal”).
In connection with the Meeting, stockholders holding
28,745 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, we expect that approximately $
294,349 (approximately $
10.24
per share) will be removed from the Company’s trust account to pay such holders, which amount is subject to final adjustments by the trustee.
Trust withdrawal for taxes
In
September 2023, the Company withdrew approximately $
2.4
million from the Trust to pay taxes.
Directors’ and Officers’ Insurance Policy
As
of October 24, 2023, the insurance company has advanced approximately $
1.2
million to certain individuals and entities.
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
1:23-cv-9243
(S.D.N.Y. Oct. 20, 2023).

F-
3
5

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 20, 2021, by and among the Company, Merger Sub, Company Representative, TMTG and TMTG Representative. (5) +

2.2	First Amendment to Agreement and Plan of Merger, dated as of May 11, 2022, by and among the Company, Merger Sub, Company Representative, TMTG and TMTG Representative. (8)

3.1	Amended and Restated Certificate of Incorporation. (4)

3.2	Amendment to the Amended and Restated Certificate of Incorporation (9)

3.2	By Laws. (1)

3.3	Form of Certificate of Designation of Preferred Stock. (6)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated September 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (4)

4.5	Description of Registered Securities. (7)

10.1	Letter Agreement among DWAC, its officers, directors and ARC Global Investments II LLC. (4)

10.2	Amended and Restated Promissory Note, dated August 20, 2021, issued to ARC Global Investments II LLC. (3)

10.3	Investment Management Trust Agreement, dated September 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)

10.4	Registration Rights Agreement, dated September 2, 2021, by and among the Company and certain security holders. (4)

10.5	Securities Subscription Agreement, dated January 20, 2021, between the Company and ARC Global Investments II LLC. (1)

10.6	Unit Subscription Agreement, dated September 2, 2021, between the Company and ARC Global Investments II LLC. (4)

10.7	Administrative Support Agreement by and between the Company and Benessere Enterprises Inc. (4)

10.8	Form of Voting Agreement. (5)

10.9	Form of Lock-Up Agreement. (5)

10.10	Form of Securities Purchase Agreement, dated as of December 4, 2021, by and between the Company and the investors named therein. (6)

10.11	Form of Registration Rights Agreement, dated as of December 4, 2021, by and between the Company and the investors named therein. (6)

10.12	Amendment to Letter Agreement, dated May 12, 2022, among the Registrant and our officers, directors and ARC Global Investments II LLC. (8)

10.13	Form of Indemnity Agreement. (2)

10.14	Promissory Note to ARC Global Investments II LLC dated as of September 8, 2022. (10)

10.15	Administrative Services Agreement, dated as of April 5, 2023, by and between the Company and Renatus LLC. (11)

10.16	Promissory Note to ARC Global Investments II LLC, dated as of April 21, 2023. (12)

10.17	Promissory Note to ARC Global Investments II LLC, dated as of April 21, 2023. (12)

Exhibit No.	Description

14	Form of Code of Ethics. (2)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Audit Committee Charter. (2)

99.2	Compensation Committee Charter. (2)

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+

Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). DWAC agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-256472), filed with the SEC on May 26, 2021.
(2)	Incorporated herein by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-256472), filed with the SEC on July 26, 2021.
(3)	Incorporated herein by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-256472), filed with the SEC on August 20, 2021.
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2021.
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2021.
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2021.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 13, 2022.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-4, filed with the SEC on May 16, 2022.
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 30, 2022.
(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2022.
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2023.
(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 26, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: January 9, 2024	DIGITAL WORLD ACQUISITION CORP.

	By:	/s/ Eric Swider
	Name:	Eric Swider
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Swider Eric Swider	Chief Executive Officer (Principal Executive Officer)	January 9, 2024

/s/ Katherine Chiles Katherine Chiles	Chief Financial Officer (Principal Financial and Accounting Officer)	January 9, 2024

/s/ Alexander Cano Alexander Cano	President and Secretary	January 9, 2024

/s/ Frank Andrews Frank Andrews	Non-Executive Chairman and Director	January 9, 2024

/s/ Edward Preble Edward Preble	Director	January 9, 2024

/s/ Jeffrey Smith Jeffrey Smith	Director	January 9, 2024