Form 10-K
period 2023-12-31
Trump Media & Technology Group Corp.
filed 2024-04-01
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
Commission file number: 001-40779

Trump Media & Technology Group Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-4293042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 N. Cattlemen Rd., Ste. 200	34232
Sarasota, Florida	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (941) 735-7346
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	DJT	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock for $11.50 per share	DJTWW	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the outstanding shares of the Digital World Acquisition Corp. (the registrant’s predecessor) Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2023, as reported on the Nasdaq Global Market was $361 million.

As of March 29, 2024, there were 136,700,583 shares of common stock, par value $0.0001 per share, issued and outstanding, excluding common stock being held in escrow pending a resolution of a dispute with certain shareholders that may result in the release of up to 4,667,033 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Trump Media & Technology Group Corp. (formerly known as Digital World Acquisition Corp. or “Digital World”) was originally incorporated in December 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On September 8, 2021, Digital World consummated an initial public offering, after which its securities began trading on the Nasdaq Stock Market LLC (“Nasdaq”). On March 25, 2024 (the “Closing Date”), Digital World consummated the previously announced business combination pursuant to the Agreement and Plan of Merger dated as of October 20, 2021, as amended by that certain Amendment No. 1 to the Agreement and Plan of Merger, dated May 11, 2022, that certain Amendment No. 2 to the Agreement and Plan of Merger, dated August 8, 2023 and that certain Amendment No. 3 to the Agreement and Plan of Merger, dated September 29, 2023 (the “Merger Agreement”), by and among Digital World, Trump Media & Technology Group Corp, a Delaware corporation (“Private TMTG”), DWAC Merger Sub, Inc., a Delaware corporation (“Merger Sub”), ARC Global Investments II, LLC, a Delaware limited liability company (“ARC”), in the capacity as the representative of the stockholders of Digital World (which has been replaced and succeeded by RejuveTotal LLC, a New Mexico limited liability company effective as of March 14, 2024), and Private TMTG’s General Counsel in his capacity as the representative of the stockholders of Private TMTG, with Private TMTG continuing as the surviving corporation and as a wholly owned subsidiary of Digital World. In connection with the Business Combination, the registrant changed its name from Digital World Acquisition Corp. to “Trump Media & Technology Group Corp” (hereinafter “TMTG” refers to the parent company, f/k/a Digital World). Following the Closing, TMTG changed the trading symbols for its Common Stock and Warrants on Nasdaq from “DWAC” and “DWACW” to “DJT” and “DJTWW,” respectively. In connection with the Business Combination, Private TMTG changed its name to “TMTG Sub Inc.”

This Annual Report on Form 10-K (this “Report”) principally describes the business and operations of TMTG following the Business Combination, other than the audited consolidated financial statements for the years ended December 31, 2023 and December 31, 2022 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations of Digital World prior to the Business Combination. On April 1, 2024, we filed our Current Report on Form 8-K, which includes the audited consolidated financial statements of TMTG for the years ended December 31, 2023 and 2022 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Report on Form 8-K for more information.

As used in this Report, unless otherwise noted or the context otherwise requires:

•
references to the “Company,” “TMTG” “we,” “us,” “our” and similar terms refer to Trump Media & Technology Group Corp. (f/k/a Digital World Acquisition Corp) after the close of the Business Combination;

•	references to “Digital World” are to Digital World Acquisition Corp. prior to the close of the Business Combination; and

•	references to “Sponsor” are to ARC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws regarding, among other things, the plans, strategies and prospects, both business and financial, of TMTG. These statements are based on the beliefs and assumptions of the management of TMTG. Although TMTG believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, TMTG cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to numerous risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Report include, but are not limited to, statements about:

•	the ability of TMTG to realize the benefits from the Business Combination;

•	the ability of TMTG to maintain the listing of TMTG Common Stock on Nasdaq;

•	future financial performance following the Business Combination;

•	the impact of the outcome of any known or unknown litigation or other legal proceedings;

•	the ability of TMTG to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;

•	expectations regarding future expenditures of TMTG;

•	the future revenue and effect on gross margins of TMTG;

•	the attraction and retention of qualified directors, officers, employees and key personnel of TMTG;

•	the ability of TMTG to compete effectively in a competitive industry;

•	the impact of the ongoing legal proceedings in which President Trump is involved on TMTG’s corporate reputation and brand;

•	expectations concerning the relationships and actions of TMTG and its affiliates with third parties;

•	the short- and long-term effect of the consummation of the Business Combination on TMTG’s business relationships, operating results and business generally;

•	the impact of future regulatory, judicial and legislative changes in TMTG’s industry;

•	the ability to locate and acquire complementary products or product candidates and integrate those into TMTG’s business;

•	Truth Social, TMTG’s initial product, and its ability to generate users and advertisers;

•	future arrangements with, or investments in, other entities or associations;

•	competition and competitive pressures from other companies in the industries in which TMTG operates;

•	changes in domestic and global general economic and macro-economic conditions; and

•	other factors detailed under the section entitled “Risk Factors” in this Report.

The foregoing list is not exhaustive. Any forward-looking statements in this Report are based on information available as of the date of this Report, and current expectations, forecasts and assumptions, and involve numerous risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that TMTG “believes” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to TMTG as of the date of this Report, and while TMTG believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and these statements should not be read to indicate that TMTG has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

As a result of numerous known and unknown risks and uncertainties, the actual results or performance of TMTG may be materially different from those expressed or implied by any forward-looking statements in this Report. Some factors that could cause TMTG’s or TMTG’s actual results to differ include:

•	the outcome of any legal or regulatory proceedings that have been, or may be, instituted in the future by or against TMTG, or others, and the cost thereof;

•	the risk that the consummation of the Business Combination may adversely affect the current plans and operations of TMTG;

•
the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, the ability of TMTG to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain its key employees;

•	costs related to the Business Combination;

•	the possibility that TMTG may be adversely impacted by other economic, business or competitive factors;

•	risks related to future pandemics and other macroeconomic or geopolitical developments, and government responses thereto;

•	future exchange and interest rates;

•
the risk that TMTG may fail to maintain an effective system of disclosure controls and internal controls over financial reporting, TMTG’s ability to produce timely and accurate financial statements or comply with applicable SEC or stock exchange regulations could be impaired;

•	the ability of TMTG to remediate material weaknesses in internal controls over financial reporting identified in Digital World's financial statements by Digital World's management; and

•
other risks and uncertainties indicated elsewhere in this Report, including those under “Risk Factors” disclosed in this Report and other filings that have been made or will be made from time to time with the SEC by TMTG.

These and other factors that could cause our actual results to differ from those implied by any forward-looking statements in this Report are more fully described under the heading “Risk Factors” or in other sections in this Report. The risks described above and under the heading “Risk Factors” are not exhaustive. Other sections of this Report describe additional factors that could adversely affect the business, financial condition or results of operations of TMTG. New risk factors will emerge from time to time and it is not possible to predict all such risk factors, nor can TMTG assess the impact of all such risk factors on the business of TMTG, or the extent to which any factor or combination of factors may cause our actual results to differ materially from those contained in any forward-looking statements in this Report. Forward-looking statements are not guarantees of performance. This is particularly true for a company like TMTG that has a limited operating history to reference. All forward-looking statements attributable to TMTG or persons acting on their behalf are expressly qualified in their entirety by the foregoing cautionary statements.

Unless otherwise stated in this Report, or the context otherwise requires to the following terms shall have the following meanings:

•	“Adeptus” means Adeptus Partners LLC, Digital World’s independent registered public accounting firm as of August 8, 2023.

•	“Amended Charter” means the second amended and restated certificate of incorporation of the Company, effective as of March 25, 2024.

•
“anchor investors” means (i) accounts or funds managed by Radcliffe Capital Management, L.P., (ii) Meteora Capital Partners, LP (an affiliate of Glazer Capital LLC), (iii) Castle Creek Strategies (and sub-funds associated with Castle Creek), (iv) The K2 Principal Fund L.P., (v) Context Partners Master Fund LP, (vi) Boothbay Absolute Return Strategies, LP (or its affiliate Boothbay Diversified Alpha Master Fund LP, commonly controlled by Boothbay Fund Management LLC), (vii) investment funds and accounts managed by Shaolin Capital Management, LLC, (viii) Hudson Bay Master Fund Ltd. and/ or its affiliates, (ix) Saba Capital Master Fund, Ltd., Saba Capital Master Fund II, Ltd., Saba Capital Master Fund III, LP and Saba Capital SPAC Opportunities, Ltd., and/or its affiliates, (x) D. E. Shaw Valence Portfolios, L.L.C. and (xi) Yakira Capital Management, Inc. (none of which are affiliated with any member of Digital World management, the Sponsor or any other anchor investor), each of which entered into an investment agreement pursuant to which it expressed an interest to purchase up to 8.3% of the Public Units sold in the Digital World IPO.

•	“ARC” means ARC Global Investments II, LLC.

•	“Board” means the board of directors of TMTG.

•	“Business Combination” means the Merger and the other transactions contemplated by the Merger Agreement.

•	“Closing” means the consummation of the Business Combination pursuant to the Merger Agreement.

•	“Closing Date” means March 25, 2024.

•	“Code” means the Internal Revenue Code, as amended.

•	“Combination Period” means the period from the closing of the initial public offering to September 8, 2024, the date by which Digital World had to consummate an initial business combination.

•	“Company” “TMTG” “we” “our” or “us” means “Trump Media & Technology Group Corp.”

•	“Company common stock” or “TMTG Common Stock” means the common stock, par value $0.0001 per share, of the Company following the Business Combination.

•	“DGCL” means the Delaware General Corporation Law.

•
“Digital World Alternative Financing Notes” means up to $50,000,000 in 8.00% interest bearing convertible promissory notes due on the date that is 12 months after the date of the stockholders’ approval of the Business Combination, in either (i) Working Capital Units, (ii) cash or (iii) a combination of both Working Capital Units and cash, in each case, at the election of the holder. Such Digital World Alternative Financing Notes may be redeemed by the Company, in whole or in part, commencing on the date on which all Company common stock issuable to the holders has been registered with the SEC, by providing a 10-day notice of such redemption (the “Alternative Notes Redemption Right”). This Redemption Right is contingent upon the trading price of Company common stock exceeding 130% of the applicable conversion price on at least 3 trading days, whether consecutive or not, within the 15 consecutive trading days ending on the day immediately preceding the day on which a redemption notice is issued by the Company. The redemption price will be the total of the principal amount redeemed under such note plus any applicable portion of accrued and unpaid interest up to, but excluding, the redemption date. The Digital World Alternative Financing Notes have a floor conversion price of $8.00 or greater.

•	“Digital World Alternative Warrants” means the 3,050,000 Post IPO-Warrants issued to certain institutional investors in settlement of the terminated PIPE Investment.

•	“Digital World Board” means, with respect to the period prior to the Closing, the board of directors of Digital World.

•	“Digital World Charter” means Digital World’s first amended and restated certificate of incorporation as filed with the Secretary of State of the State of Delaware as amended on September 6, 2023.

•	“Digital World Class A common stock” means the shares of Class A common stock of Digital World, par value $0.0001 per share.

•	“Digital World Class B common stock” means the shares of Class B common stock of Digital World, par value $0.0001 per share, including the Founder Shares.

•	“Digital World common stock” means any of the Digital World Class A common stock or Digital World Class B common stock.

•
“Digital World Convertible Notes” means the $16,853,950 in non-interest-bearing convertible promissory notes paid upon the stockholders’ approval of the Business Combination, (A) either (i) Working Capital Units or (ii) cash or Working Capital Units, at the election of the holder or (B) in the case of such convertible promissory notes issued pursuant to the Convertible Note Compensation Plan, Company common stock. $4,832,700 of such convertible promissory notes were issued to the Sponsor or its affiliates or Digital World’s officers or directors in connection with any loans made by them to Digital World prior to Closing. Up to $10,000,000 of such convertible promissory notes may be issued to either third parties providing services or making loans to Digital World or to the Sponsor or its affiliates or Digital World’s officers or directors in connection with any loans made by them to Digital World prior to the Closing.

•	“Digital World IPO” “IPO” or “Initial Public Offering” means Digital World’s initial public offering that was consummated on September 8, 2021.

•	“DWAC System” means the Depository Trust Company’s Deposit/Withdrawal At Custodian System.

•	“Earnout Period” means the three (3) year period following the Closing to determine the contingent right to Earnout Shares.

•
“Earnout Shares” means the additional 40,000,000 shares of Company common stock from a contingent right based on the price performance of Company common stock during the three (3) year period following the Closing.

•	“Effective Time” means the effective time of the Closing, as determined in accordance with the Merger Agreement.

•
“Equity Incentive Plan” means the Digital World Acquisition Corp. 2024 Equity Incentive Plan, as such may be amended, supplemented or modified from time to time, which was adopted by TMTG and approved in accordance with the Incentive Plan Proposal and became effective as of Closing.

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended.

•	“FASB” means the Financial Accounting Standards Board.

•	“FINRA” means the Financial Industry Regulatory Authority.

•
“First Amendment to the Agreement” means the First Amendment to Agreement and Plan of Merger, dated May 11, 2022, by and among Digital World, Merger Sub, Private TMTG, the Sponsor (which has been replaced and succeeded by RejuveTotal LLC, a New Mexico limited liability company effective as of March 14, 2024) in the capacity as the representative of the stockholders of Digital World, and Private TMTG’s General Counsel in the capacity as the representative of the stockholders of Private TMTG.

•
“Founder Shares” means the shares of Digital World Class B common stock initially purchased by the Sponsor (which has been replaced and succeeded by RejuveTotal LLC, a New Mexico limited liability company effective as of March 14, 2024) in the private placement (as defined below) and the shares of Digital World Class A common stock that were issued upon the automatic conversion of the shares of Digital World Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Digital World Class A common stock will not be “public shares” (as defined below)).

•	“Insiders” means the Digital World directors, officers or other initial shareholders named in an amendment on May 12, 2022 to that certain letter agreement dated September 2, 2021.

•	“Investment Company Act” means the Investment Company Act of 1940, as amended.

•	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012.

•
“Lock-Up Shares” means certain shares of TMTG Common Stock held by certain TMTG stockholders and certain of TMTG’s directors and officers, including (i) their shares of TMTG Common Stock held immediately following the Closing and (ii) any of their shares of TMTG Common Stock that resulted from converting securities held immediately following the Closing, that are subject to a lock-up agreement contractually restricting the holders from selling or transferring the shares and/or to lock-up restrictions applicable under the Amended Charter

•	“Management” or “management team” means the Company’s executive officers and directors.

•	“Marcum” means Marcum LLP, Digital World’s former independent registered public accounting firm.

•
“Merger” means the merger of Merger Sub with and into Private TMTG, with Private TMTG continuing as the surviving corporation and as a wholly owned subsidiary of TMTG, in accordance with the terms of the Merger Agreement.

•
“Merger Agreement” means the Agreement and Plan of Merger, dated October 20, 2021, as amended by the First Amendment to the Agreement, the Second Amendment to the Agreement and the Third Amendment to the Agreement, and as it may further be amended or supplemented from time to time, by and among Digital World, Merger Sub, Private TMTG, the Sponsor (which has been replaced and succeeded by RejuveTotal LLC, a New Mexico limited liability company effective as of March 14, 2024) in the capacity as the representative of the stockholders of Digital World, and Private TMTG’s General Counsel in the capacity as the representative of the stockholders of Private TMTG.

•
“Merger Consideration” means the aggregate merger consideration paid to TMTG securityholders (other than holders of TMTG Convertible Notes) as of immediately prior to the Effective Time in an amount equal to $875,000,000.

•	“Merger Sub” means DWAC Merger Sub Inc., a Delaware corporation that, until the Closing, was a wholly owned subsidiary of Digital World.

•	“Nasdaq” means Nasdaq Global Market.

•	“Odyssey” means Odyssey Transfer and Trust Company, our transfer agent, warrant agent and escrow agent.

•	“Order” means the cease-and-desist order entered into by the SEC against Digital World in connection with the Investigation.

•	“PCAOB” means the Public Company Accounting Oversight Board (United States).

•
“PIPE Investment” means that certain private placement originally entered into on December 4, 2021 pursuant to certain securities purchase agreements with certain institutional investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase shares of Digital World’s Series A Convertible Preferred Stock (the “Preferred Stock”) for a purchase price of $1,000 per share (the “PIPE”). The PIPE Investment was terminated in full on January 10, 2024.

•	“Placement Shares” means the shares of Digital World Class A common stock included within the Placement Units purchased by the Sponsor in the Private Placement.

•
“Placement Units” means 1,133,484 units issued to the Sponsor in the Private Placement (including the additional units purchased after the Digital World IPO in connection with underwriters’ exercise of the over-allotment option to purchase additional securities). Each Placement Unit consisted of one Placement Share and one-half of one Placement Warrant.

•
“Placement Warrants” means the warrants included within the Placement Units purchased by the Sponsor in the Private Placement. Each Placement Warrant entitles the holder thereof to purchase one share of TMTG Common Stock for $11.50 per share.

•
“Post-IPO Financing” means any financing transaction undertaken by Digital World following its IPO but prior to Closing, pursuant to which Digital World Convertible Notes, Digital World Alternative Financing Notes or Digital World Alternative Warrants were issued.

•
“Post-IPO Warrants” means any additional warrants issued or to be issued pursuant to the Warrant Agreement by Digital World after the IPO, including any Digital World Alternative Warrants. Each Post-IPO Warrant entitles the holder thereof to purchase one share of TMTG Common Stock for $11.50 per share and each Post-IPO Warrant and have been made on substantially the same terms and in the same form as the Public Warrants.

•	“Private Placement” means the private placement consummated simultaneously with the Digital World IPO in which Digital World issued to the Sponsor the Placement Units.

•	“Proposals” means the Business Combination Proposal, the Charter Amendment Proposals, the Director Election Proposal, the Incentive Plan Proposal, the Nasdaq Proposal and the Adjournment Proposal.

•	“Public Shares” means shares of Digital World Class A common stock included in the Public Units and shares of Digital World Class A common stock underlying the Public Warrants.

•	“Public Stockholders” means holders of Public Shares.

•	“Public Units” means units issued in the Digital World IPO, consisting of one Public Share and one-half of one Public Warrant.

•
“Public Warrants” means warrants underlying the Units issued in the Digital World IPO. Each whole Public Warrant entitles the holder thereof to purchase one share of TMTG Common Stock for $11.50 per share.

•
“Redemption or Redemption Rights” means the right of the holders of Digital World Class A common stock to have had their shares redeemed in accordance with the procedures set forth in this Report and the Digital World Charter.

•
“Registration Rights Agreement” means the agreement, dated as of September 2, 2021, by Digital World to register for resale under a registration statement all of the shares held by holders of Founder Shares and issuable upon conversion of Digital World Warrants.

•	“Report” means this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

•	“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002.

•	“SEC” means the U.S. Securities and Exchange Commission.

•
“Second Amendment to the Agreement” means the Second Amendment to Agreement and Plan of Merger, dated August 9, 2023, by and among Digital World, Merger Sub, Private TMTG, the Sponsor (which was replaced and succeeded by RejuveTotal LLC, a New Mexico limited liability company effective as of March 14, 2024) in the capacity as the representative of the stockholders of Digital World, and Private TMTG’s General Counsel in the capacity as the representative of the stockholders of Private TMTG.

•	“Securities Act” means the Securities Act of 1933, as amended.

•	“Sponsor” means ARC.

•
“Third Amendment to the Agreement” means the Third Amendment to Agreement and Plan of Merger, dated September 29, 2023, by and among Digital World, Merger Sub, Private TMTG, the Sponsor (which was replaced and succeeded by RejuveTotal LLC, a New Mexico limited liability company effective as of March 14, 2024) in the capacity as the representative of the stockholders of Digital World, and Private TMTG’s General Counsel in the capacity as the representative of the stockholders of Private TMTG.

•
“TMTG” means Trump Media & Technology Group Corp., a Delaware corporation formerly known as Digital World Acquisition Corp. References in this Report to TMTG include its subsidiaries to the extent reasonably applicable.

•	“TMTG Board” means the board of directors of TMTG following the Closing.

•
“TMTG Convertible Notes” means the series of convertible promissory notes in the aggregate principal amount of up to $60,000,000 issued by Private TMTG pursuant to those certain note purchase agreements, by and among Private TMTG and the holders party thereto including any additional convertible promissory notes (the “Additional TMTG Convertible Notes”) of like tenor entered into after the date of the Merger Agreement.

•	“TMTG securities” means any of the TMTG Common Stock and any TMTG Convertible Securities following the Merger.

•
“TMTG stockholders” means, collectively, the holders of TMTG Common Stock, each a “TMTG stockholder” (other than, and to the extent that, such TMTG Common Stock was received as a result of the conversion of the TMTG Convertible Notes).

•	“TMTG Sub” means, with respect to the period following the Closing, TMTG Sub Inc., a Delaware corporation and the surviving corporation of the Merger between Merger Sub and Private TMTG.

•	“Treasury” means the U.S. Department of the Treasury.

•
“Trust Account” means the trust account of Digital World, which held the net proceeds of (i) the Digital World IPO, including from over-allotment securities sold by Digital World’s underwriters, (ii) the sale of the Placement Units and (iii) the additional funds deposited by the Sponsor to the Trust Account to extend the period of time to consummate an initial business combination, together with interest earned thereon, less amounts released to pay tax obligations and up to $100,000 for dissolution expenses, and amounts paid pursuant to Redemptions.

•	“U.S. GAAP” means generally accepted accounting principles in the United States.

•	“Units” means the Public Units, Placement Units, and the Working Capital Units.

•
“Warrant Agreement” means the warrant agreement, dated September 2, 2021, as amended, by and between the Company and Continental Stock Transfer & Trust Company, as succeeded by Odyssey, as warrant agent.

•	“Warrants” means any of the Post-IPO Warrants, Public Warrants, the Placement Warrants and the warrants underlying the Working Capital Units, excluding any warrants of Private TMTG.

•
“Working Capital Units” means the units issued pursuant to the Digital World Convertible Notes or the Digital World Alternative Financing Notes, as applicable. Each unit consists of one share of Digital World Class A common stock and one-half Warrant. Each unit issuable pursuant to the applicable Digital World Convertible Notes or the Digital World Alternative Financing Notes, subject to the terms and conditions of each such applicable note, has a price not lower than $8.00 per unit.

PART I

Item 1.	Business

Overview

TMTG believes free and open communication, particularly political speech, is essential to self-government and democracy. Free expression allows citizens to keep their government in check and inform themselves as voters. Free speech also enables the discovery of truth through the uninhibited marketplace of ideas. Truth often emerges only when opposing ideas can compete against each other on a level playing field. TMTG further believes that the ability to freely express core political speech is among the inalienable rights affirmed by the Declaration of Independence that underlay America’s system of government.

TMTG therefore aspires to build a media and technology powerhouse to rival the liberal media consortium and promote free expression. TMTG was founded to fight back against the big tech companies—Meta (Facebook, Instagram and Threads), X (formerly Twitter), Netflix, Alphabet (Google), Amazon and others—that may curtail debate in America and censor voices that contradict their “woke” ideology. As confirmed by the “Twitter Files” exposés, X has long suppressed conservative speech (including at the behest of U.S. government officials) through various means, including “shadow banning”—a surreptitious process in which users may not even know their posts are being hidden from other users. X also outright banned conservative users such as President Donald J. Trump, who was banned for one year and ten months—even while X continued to allow the Taliban to freely post their views to the world. In July 2023, a federal district court judge found that Biden White House personnel likely colluded with big tech companies to violate Americans’ First Amendment rights. The opinion expressed that “targeted suppression of conservative ideas is a perfect example of viewpoint discrimination of political speech.” Big tech companies’ transformation into the arbiters of public speech and organs of state-sponsored censorship contradicts American values. Their suppression of dissident speech constitutes the most serious threat today to a free and democratic debate. Thus, TMTG aims to safeguard public debate and open dialogue, and to provide a platform for all users to freely express themselves.

TMTG’s first product, Truth Social, is a social media platform aiming to disrupt big tech’s control on free speech by opening up the internet and giving the American people their voices back. It is a public, real-time platform where any user can create content, follow other users and engage in an open and honest global conversation without fear of being censored or “cancelled” due to their political viewpoints. TMTG does not restrict whom a user can follow, which greatly enhances the breadth and depth of available content. Additionally, users can be followed by other users without requiring a reciprocal relationship, enhancing the ability of TMTG users to reach a broad audience.

Truth Social was generally made available in the first quarter of 2022. TMTG prides itself on operating its platform, to the best of its ability, without relying on big tech companies. Partnering with pro-free-speech alternative technology firms, Private TMTG fully launched Truth Social for iOS in April 2022. Private TMTG debuted the Truth Social web application in May 2022, and the Truth Social Android App became available in the Samsung Galaxy and Google Play stores in October 2022. Private TMTG introduced direct messaging to all versions of Truth Social in 2022, released a “Groups” feature for users in May 2023 and announced the general availability of Truth Social internationally in June 2023. Since its launch, Truth Social has experienced substantial growth, from zero to an aggregate of approximately 9.0 million signups for Truth Social via iOS, Android and the web as of the date of this Report. However, investors should be aware that since its inception, Private TMTG and, following the Closing, TMTG has not relied on any specific key performance metric to make business or operating decisions. Consequently, it has not been maintaining internal controls and procedures for periodically collecting such information, if any. While many mature industry peers may gather and analyze certain metrics, given the early development stage of the Truth Social platform, TMTG’s management and board believe that such metrics are not critical in the near future for the business and operation of the platform. This stance is due to TMTG’s long-term commitment to implementing a robust business plan, which may involve introducing innovative features and potentially incorporating new technologies, such as advanced video streaming services on its platform. These initiatives may enhance the range of services and experiences TMTG can offer on its Truth Social platform.

At this juncture in its development, TMTG believes that adhering to traditional key performance indicators, such as signups, average revenue per user, ad impressions and pricing, or active user accounts including monthly and daily active users, could potentially divert its focus from strategic evaluation with respect to the progress and growth of its business. TMTG believes that focusing on these KPIs might not align with the best interests of TMTG or its shareholders, as it could lead to short-term decision-making at the expense of long-term innovation and value creation. Therefore, TMTG believes that this strategic evaluation is critical and aligns with its commitment to a robust business plan that includes introducing innovative features and new technologies. See “Risk Factors — Risk Factors Related to TMTG — TMTG does not currently, and may never, collect, monitor or report certain key operating metrics used by companies in similar industries.”

To foster a flourishing digital public forum, TMTG seeks to prevent illegal and other prohibited content from contaminating its platform. In accordance with Truth Social’s terms of service, illegal and prohibited content includes, but is not limited to, depictions or threats of violence, harassment, incitement of or threats of physical harm. Using human moderators and an artificial intelligence vendor known as HIVE, Truth Social has developed what TMTG believes is a robust, fair, and viewpoint-neutral moderation system and that its moderation practices are consistent with, and indeed help facilitate, TMTG’s objective of maintaining “a public, real-time platform where any user can create content, follow other users, and engage in an open and honest global conversation without fear of being censored or cancelled due to their political viewpoints.” See “Risk Factors — Risks Related to TMTG’s Business — TMTG may be subject to greater risks than typical social media platforms because of the focus of its offerings and the involvement of President Trump. These risks include active discouragement of users, harassment of advertisers or content providers, increased risk of hacking of TMTG’s platform, lesser need for Truth Social if First Amendment speech is no longer believed to be suppressed by other similar platforms, criticism of Truth Social for its moderation practices, and increased stockholder suits.”

Industry Overview

Today many people get their news from the internet, including websites operated by newspapers and cable news providers. According to a 2020 Pew Research Center survey, a large majority of Americans read news from digital devices. More than eight-in-ten U.S. adults (86%) say they get news from a smartphone, computer or tablet “often” or “sometimes,” including 60% who say they do so often. This is higher than the portion who get news from television, though 68% get news from TV at least sometimes and 40% do so often. Americans turn to radio and print publications for news far less frequently, with half saying they turn to radio at least sometimes (16% do so often) and about a third (32%) saying the same of print (10% get news from print publications often).

Social media sites such as X and Facebook have become popular platforms for public discussions and information gathering. These sites were originally characterized by the free exchange of ideas—in fact, the companies’ founders were often free-speech idealists. The freewheeling marketplace of ideas they created, however, has been eviscerated by an overbearing censorship regime implemented by the few large, powerful corporations that now dominate the sector. Even the founder and former CEO of X has lamented that “centralizing discovery and identity into corporations” has “really damaged the internet.”

These corporations increasingly decide which viewpoints can and cannot be expressed on their platforms. No one, not even a sitting President of the United States, is beyond the reach of big tech censorship. This dynamic has become—as X’s (formerly Twitter’s) founder predicted it would—“destructive to the noble purpose and ideals of the open internet.” Social media companies employ, rely on, and have largely become captive to an ever-expanding faction of content moderators and so-called “fact checkers” who suppress content and promote so-called “algorithmic justice.” The means of censorship include shadow bans, temporary suspensions, misinformation warnings, removal of offending posts, and outright bans on users and accounts. Alarmingly, viewpoints are frequently suppressed simply for contradicting the prevailing media narrative on topics of public interest. As a result, users increasingly engage in self-censorship in an attempt to avoid takedowns, suspensions, and bans meted out by anonymous big tech censors.

This oppressive censorship creates opportunities for TMTG, which seeks to create a free-speech haven in the social media sphere. Moreover, as America and the world have emerged from the isolation of a years-long pandemic, Truth Social intends to provide a global platform to help reconnect people and communities by fostering each individual’s unique and unencumbered free expression.

Company Growth Strategy

As TMTG seeks to create a fully integrated media and technology company, it is pursuing these growth strategies:

Grow Truth Social. TMTG believes that growth in Truth Social’s user base will drive more unique content, which in turn will drive the viral, organic promotion of content on Truth Social, thereby attracting more platform partners and advertisers. TMTG also plans to grow Truth Social through the addition and refinement of user-friendly features—including the integration of video—and continued global expansion. As Truth Social attracts more users, the value proposition for advertisers increases, thereby incentivizing advertisers to develop unique and compelling content for the platform.

Increase Product Offerings and Services. Organically and/or in partnership with third parties, TMTG intends to develop one or more additional cutting-edge products and/or services to complement the Truth Social platform. TMTG has conducted extensive technological due diligence regarding, and begun testing, a particular, state-of-the-art technology that supports video streaming and provides a “home” for cancelled content creators, and which TMTG is exploring with the aim to incorporate into its product offerings and/or services as soon as practicable.

Pursue Strategic Acquisitions and/or Partnerships. As cancel culture sweeps through corporate America, businesses are facing increasing pressure to silence or disavow certain customers—or are more frequently taking controversial stands on political issues that alienate many consumers. Concurrently, an increasing number of entrepreneurs are catering to conservatives across various industries. TMTG will actively seek out opportunities to partner with and/or acquire other participants in this growing “parallel economy.”

As an early-stage company in the rapidly evolving technology sector, Private TMTG experienced significant shifts in its business strategy since October 2021. Private TMTG’s plans were notably impacted by a delay in accessing capital due to the postponed merger with Digital World. Despite these challenges, Private TMTG remained agile, focusing primarily on enhancing the features and user interface of Truth Social since its launch in the first quarter of 2022. This focus on improving the user experience led Private TMTG to reassess the development of a subscription video on demand service while exploring alternatives, including the streaming technology referenced above, and adjust its business plan and capital needs accordingly.

The successful launch of Truth Social, coupled with a strategic shift towards less capital-intensive technology, significantly reduced TMTG’s capital requirements. This shift reflected TMTG’s adaptability and responsiveness to market conditions and the challenges in the broader sector. As TMTG continues to evolve, the potential integration of innovative technologies with Truth Social not only signifies a strategic pivot but also opens new avenues for growth and engagement, positioning TMTG to capitalize on the synergies between advanced network infrastructure and social media platforms in the ever-changing technology landscape.

Company Product and Service

Truth Social

TMTG has designed Truth Social to create a user-centric, interactive experience. TMTG’s development efforts focus on simplicity and ensuring that content can be accessed by, or shared with, all participants without discrimination.

Description of Business

Truth Social is a free expression application that offers social networking services.

TMTG’s Social Network

Truth Social, TMTG’s social networking platform, relies on free, publicly available software. Regardless of whether Truth Social’s administrators, outside activist pressure groups, cancel-culture internet mobs, foreign governments or any other persons agree with any user’s political viewpoints, TMTG strives to ensure that any user’s protected political speech will be allowed on the site.

Competition

TMTG’s business is characterized by rapid technological change, frequent product innovation, and the continuously evolving preferences and expectations of its users, advertisers, content partners, platform partners and developers. TMTG will likely face significant competition in every aspect of its business, including from companies that provide tools to facilitate communications and the sharing of information, companies that enable marketers to display advertising, and other online ad networks, exchanges, and platforms. TMTG will need to compete in order to attract, engage, and retain people who use its products, and to attract and retain marketers, content and platform partners, and developers. TMTG expects continued, robust competition for digital ad spending. TMTG will also need to compete to attract and retain employees, especially software engineers, designers, and product managers. TMTG further expects that it will face criticism, and its users may face criticism, from legacy social media sites and others that are opposed to views that may be expressed by TMTG’s users. While TMTG will welcome dissenting voices to respond on TMTG’s platform, others may prefer to ignore or disparage TMTG or its users in other forums.

TMTG expects to face significant competition with the following companies for people’s attention and for advertisers’ budgets:

•
Companies that that offer products that enable people to create and share ideas, videos, and other content and information. These offerings include, for example, X (formerly Twitter), Meta (including Facebook, Instagram and Threads), Alphabet (including Google and YouTube), Microsoft (including LinkedIn), Snapchat, TikTok and Verizon Media Group, as well as largely regional social media and messaging companies that have strong positions in particular countries (including WeChat, Kakao, and Line). Although TMTG will seek differentiated content from other licensors, TMTG will face competition for live premium video content rights from other digital distributors and traditional television providers, which may limit TMTG’s ability to secure such content on acceptable economic and other terms.

•	Companies that offer advertising inventory and opportunities to advertisers.

•	Companies that develop applications, particularly mobile applications, that create, syndicate, and distribute content across internet properties.

•
Traditional, online, and mobile businesses that enable people to consume content or marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

As TMTG introduces new products, as its products evolve or as competing companies introduce new products and services, TMTG may become subject to additional competition. TMTG’s industry is evolving rapidly and is highly competitive. See the sections titled “Risk Factors — Risks Related to TMTG’s Business — TMTG’s business is highly competitive. Competition presents an ongoing threat to the success of TMTG’s business. If TMTG is unable to compete effectively for users and advertiser spend, TMTG’s business and operating results could be harmed,” and “Risk Factors — Risks Related to TMTG’s Business — The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect TMTG’s business.”

Sales and Marketing

Pending access to additional capital, TMTG intends to have a sales force and sales support staff that is focused on attracting and retaining advertisers. TMTG expects that its sales force and sales support staff will assist advertisers throughout the advertising campaign cycle, from pre-purchase decision making to real-time optimizations as they utilize TMTG’s campaign management tools, and to post-campaign analytics reports to assess the effectiveness of their advertising campaigns.

TMTG expects that its marketing campaigns will focus on celebrating and highlighting the voices of all people who make Truth Social unique. TMTG believes advertisers could eventually be attracted to a platform that encourages free and open debate among all users rather than to a platform that seeks to silence diverse perspectives—including views held by large swaths of Americans.

License Agreement

Private TMTG entered into a royalty-free license agreement with President Trump and DTTM Operations, LLC, an entity that licenses President Trump’s name and regulates his personal media assets and is beneficially wholly owned by President Trump (the “Licensor”). The License Agreement required Private TMTG to pay $100 upon the execution of this License Agreement and that such amount constituted full consideration and a fully paid-up royalty covering the entire term of the License Agreement for the licenses granted in the License Agreement. Private TMTG did not, and, as of the date of this Report, TMTG Sub has not, paid any other amounts to the Licensor pursuant to the License Agreement.

Under the License Agreement, as amended, TMTG Sub has a royalty-free license to use “Trump Media & Technology Group Corp.” as its name. In addition, TMTG Sub has a royalty-free license to use the name and likeness of President Trump, solely as necessary for TMTG Sub to commercialize Truth Social. The License Agreement prohibits use of President Trump’s name or likeness for any other purpose and specifically excludes any use in connection with political activities, including political messaging, political fundraising, get-out-the vote efforts and uses that are controlled by or supportive of any political committees, candidates, policies or initiatives or associated with advocacy or electioneering. All uses of (and any modifications to) President Trump’s name or likeness are subject to his prior approval. Further, the quality of any products or services offered under the License Agreement in connection with President Trump’s name or likeness is subject to his control, and those products or services must in any event satisfy the highest standards for quality and reputation. The rights granted to use President Trump’s name and likeness do not extend to any other member of his family.

Until February 2, 2025, (the “TMTG Social Media Exclusivity Term”), President Trump has agreed to channel non-political communications and posts coming from his personal profile to the Truth Social platform before posting that same social media communication and/or post to any other social media platform that is not Truth Social (collectively, “Non-TMTG Social Media”) until the expiration of the “DJT/TMTG Social Media 6-Hour Exclusive” which means the period commencing when President Trump posts any social media communication onto the Truth Social platform and ending six hours thereafter; provided that he may post social media communications from his personal profile that he deems, in his sole discretion, to be politically-related on any social media site at any time, regardless of whether that post originates from a personal account. As a candidate for president, most or all of President Trump’s social media posts may be deemed by him to be politically related. Consequently, TMTG may lack any meaningful remedy if President Trump minimizes his use of Truth Social. Additionally, none of the limitations or exclusivity contained in the License Agreement shall apply to any business ventures of President Trump or The Trump Organization or their respective affiliates.

Unless notice is given, the TMTG Social Media Exclusivity Term extends in perpetuity for additional 180-day terms. In the event of a force majeure as described in the License Agreement that lasts longer than three days, or if the TMTG Platform is not available to President Trump for a period of three or more consecutive days, President Trump will have the right to invoke the suspension of the DJT/TMTG Social Media 6-Hour Exclusive. If the TMTG Social Media Exclusivity Term were to expire but the License Agreement remained in effect, President Trump would be required to post non-political communications contemporaneously to Truth Social and Non-TMTG Social Media. However, that obligation would also exempt any communications that President Trump deems, in his sole discretion, to be politically-related.

President Trump has the right to terminate the License Agreement if (i) the quality of any product or service falls below the required level and is not restored immediately (but not later than 30 days) after notification or (ii) TMTG Sub causes or permits (a) any use of President Trump’s name, likeness or other characteristic in any manner that denigrates or ridicules the name, image or reputation of President Trump, any member of his family, or any of his or her business properties, (b) uses of such name, likeness or other characteristic other than as permitted in the License Agreement, (c) alternations or distortions of such name, likeness or other characteristic without President Trump’s written consent, or (d) creation of any direct, indirect or implied endorsement or commercial tie-in with any product or service that is not offered by TMTG Sub, and the applicable foregoing condition ((a)-(d)) is not cured within 30 days after notice. The license is in any event revocable by President Trump and subject to all of the conditions and limitations in the License Agreement.

The License Agreement also provides that, if it is not sooner terminated, and if TMTG Sub becomes listed on a public market exchange in the United States via, inter alia, the Business Combination before December 31, 2024, the term of the License Agreement will continue in perpetuity, except that it may be terminated by TMTG Sub for convenience or by President Trump for a breach of TMTG Sub’s obligation to ensure that any products or services offered or marketed using President Trump’s name or likeness meet the highest standards of quality and reputation if such breach is not cured immediately (but no later than 30 days) after notification. As a result, following the completion of the Business Combination, the License Agreement will continue in perpetuity.

President Trump has agreed not to compete with Truth Social by founding, developing or obtaining a controlling interest in a social media platform that includes one or more material features that directly compete with any of the material features of Truth Social. President Trump may otherwise compete with Truth Social, including by managing or otherwise working with any other social media platform.

TMTG Sub may not terminate the License Agreement based on the personal or political conduct of President Trump, even if such conduct could negatively reflect on TMTG Sub’s reputation or brand or be considered offensive, dishonest, illegal, immoral, or unethical, or otherwise harmful to TMTG Sub’s brand or reputation. Further, TMTG and TMTG Sub may be obligated to indemnify President Trump for any losses of any type that relate in any way to the License Agreement, including any such losses attributable to President Trump’s own offensive, dishonest, illegal, immoral, unethical, or otherwise harmful conduct.

Intellectual Property

One of the core strengths of TMTG’s business is its intellectual property portfolio and unique experience, both of which guide product development activities and TMTG’s approach to intellectual property filings.

TMTG’s future success and competitive position depend in part upon its ability to obtain and maintain protection of its proprietary technologies. TMTG also relies on a combination of non-disclosure agreements and other contractual provisions, as well as its employees’ commitment to confidentiality and loyalty, to protect TMTG’s technology and processes. Further, as noted above, TMTG Sub has entered into the License Agreement with President Trump, and DTTM Operations, LLC, for the right to use the likeness of President Trump.

TMTG seeks to protect its intellectual property rights by relying on federal, state, and common law rights in the United States and other countries, as well as contractual restrictions. TMTG will enter into confidentiality and invention assignment agreements with its employees and contractors, and confidentiality agreements with other third parties, in order to limit access to, and disclosure and use of, TMTG’s confidential information and proprietary technology. In addition to these contractual arrangements, TMTG also relies on a combination of trademarks filed in the name of T Media Tech LLC and TMTG Sub (under its former name, Trump Media & Technology Group Corp.), trade dress, domain names, copyrights, trade secrets and patents to help protect its brand and its other intellectual property.

On February 14, 2023, a trademark for “TRUTH SOCIAL” in classes 21 and 25 was registered with USPTO by T Media Tech LLC for use with cups, mugs and certain types of clothing. Trademark applications for “Truth Social” in classes 9 and 42; for “RETRUTH” in classes 9, 35, 38, 41, 42, and 45; for “TRUTHSOCIAL” in classes 9, 35, 38, 41, 42 and 45; and for “TRUTHPLUS” in classes 9, 35, 38, 41, and 42 are the subject of suspension notices received from USPTO on October 24, 2022; January 13, 2023; February 14, 2023 and February 17, 2023, respectively, in each case based on alleged similarity to existing registered (and pending) trademarks. In particular, the USPTO has issued non-final rejections of all of the foregoing applications to register marks for use with a social media network or a streaming video service. Although Private TMTG pursued certain appeal rights, there can be no assurance that TMTG will be able to overcome the objections of the trademark examiner or that the challenged marks will be approved. Several additional trademark applications remain pending, but have not been the subject of adverse action by USPTO.

TMTG may be unable to obtain patent or trademark protection for its technologies and brands, and any patents or trademarks that may be issued in the future, may not provide TMTG with competitive advantages or distinguish its products and services from those of its competitors. In addition, any patents and trademarks may be contested, circumvented, or found unenforceable or invalid, and TMTG may not be able to prevent third parties from infringing, diluting or otherwise violating them. For example, TMTG is currently evaluating its options with respect to apparent bad faith registrations of the Truth Social trademark in the European Union and Sweden.

Companies in the internet, technology, and media industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. TMTG expects to face future allegations that TMTG has infringed or otherwise violated the patents, copyrights, trademarks, trade secrets, and other intellectual property rights of third parties, including its competitors and non-practicing entities. As TMTG faces increasing competition and as its business grows, TMTG will likely face more intellectual property-related claims and litigation matters. For additional information, see the sections titled “Risk Factors — Risks Related to TMTG’s Business — If TMTG’s trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by TMTG’s competitors, the value of TMTG’s brand and other intangible assets may be diminished, and TMTG’s business may be adversely affected. The USPTO has issued a non-final rejection of TMTG’s or its affiliate’s applications to register the trademarks “Truth Social” and “TRUTHSOCIAL” for use with a social media network because of alleged similarity to other registered and pending trademarks. If TMTG is unable to overcome the objections of the trademark examiner to successfully register the pending “Truth Social” and “TRUTHSOCIAL” trademarks with the USPTO and otherwise protect TMTG’s intellectual property, the value of TMTG’s brand and other intangible assets may be diminished, TMTG may be forced to rebrand its offerings, and TMTG’s business may be adversely affected.”

Government Regulation

TMTG is subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to TMTG’s business. These laws and regulations may involve privacy, rights of publicity, data protection, content regulation, intellectual property, competition, protection of minors, consumer protection, taxation, or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm TMTG’s business and revenue. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which TMTG operates.

TMTG is also subject to federal, state and foreign laws regarding privacy and the protection of user data, and most recently updated Truth Social’s privacy policy in accordance with such laws in December 2022. In the U.S., state privacy laws such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, the Arkansas Social Media Safety Act, and the Utah Social Media Regulation Act, the Texas Capture or Use of Biometric Identifiers Act, the Illinois Biometric Information Privacy Act, and others may affect TMTG. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection that could affect TMTG. Foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. For example, the CCPA, as amended by the CPRA, provide new data privacy rights for consumers and new operational requirements for companies, effective in 2020 and 2023 respectively. The CCPA gives California residents rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations and creates a private right of action for security breaches that could lead to consumer class actions and other litigation against the Company. Truth Social as an internet platform is subject to 47 U.S. Code § 230 and COPPA in addition to the regulations discussed above. The FTC has adopted revisions to COPPA that expands liability for the collection of information by operators of websites and other electronic solutions that are directed to children. 47 U.S. Code § 230 provides a potential defense for Truth Social from incurring liability for restricting access to or the availability of material that a user may consider to be obscene, lewd, lascivious, filthy, excessively violent, harassing, or otherwise objectionable whether or not such material is protected by the First Amendment of the U.S. Constitution. However, such defense may be costly financially. Pursuant to the statute, Truth Social will at the time of entering an agreement with a customer, notify such customer that parental control protections (such as computer hardware, software, or filtering services) are commercially available and may assist the customer in limiting access to material that is harmful to minors. For example, the Company is subject to the GDPR, which applies to all members of the EEA and, in some circumstances, to processors in a state outside the EEA including any business, regardless of its location, that provides goods or services to individuals located in the EEA. The GDPR imposes significant obligations on data controllers and data processors, requiring the implementation of more stringent requirements for the processing of personal data. If the Company fails to comply with the GDPR, it may lead to regulatory investigation with possible enforcement of monetary penalties ranging from 10 million to 20 million euro, or 2% to 4% of annual worldwide revenue (whichever is higher), private or class action lawsuits and/or reputational damage.

On July 10, 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the European Union to organizations in the United States that are included in the “Data Privacy Framework List,” which is maintained by the U.S. Department of Commerce pursuant to the EU-U.S. Data Privacy Framework. The impact of the European Commission’s adequacy decision is complex, evolving, and may be reviewed by the CJEU. A future invalidation of the Privacy Shield by the CJEU will create additional uncertainty and mean there are few if any viable alternatives to the Privacy Shield and the SCCs for the foregoing purposes, which may lead to government enforcement actions, litigation, fines and penalties or adverse publicity that could have an adverse effect on TMTG’s reputation and business.

Further, in Canada, the Company is subject to Canada’s PIPEDA. PIPEDA provides Canadian residents with privacy protections and sets out rules for how companies may collect, use and disclose personal information in the course of commercial activities. Truth Social users may be restricted from accessing Truth Social from certain countries, and other countries may intermittently restrict access to Truth Social. It is possible that other governments may seek to restrict access to or block TMTG’s website or mobile applications, censor content available through TMTG’s products or impose other restrictions that may affect the accessibility or usability of Truth Social for an extended period of time or indefinitely.

For additional information, see the section titled “Risk Factors — Risks Related to TMTG’s Business — TMTG’s business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to TMTG’s business practices, increased cost of operations, or declines in user growth or engagement, or otherwise harm TMTG’s business.”

Emerging Growth Company

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

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Periodic Reporting and Financial Information

We have registered our common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at https://tmtgcorp.com/ when such reports are available on the SEC's website.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Human Capital Resources

As of December 31, 2023, Private TMTG had approximately 36 full-time employees. None of Private TMTG’s employees are subject to a collective bargaining agreement. Private TMTG has never experienced a material work stoppage or disruption to its business relating to employee matters. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees.

Recent Developments

Business Combination

The Closing of the previously announced Business Combination took place on March 25, 2024.

Agreements Related to the Business Combination

Indemnification Agreements

On March 25, 2024, in connection with the Closing, Digital World caused the Amended Charter to take effect. The Amended Charter provides that, to the fullest extent permitted by Delaware law, no director will be personally liable to TMTG or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to TMTG or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit. TMTG also is expressly authorized to carry directors and officers’ liability insurance providing indemnification for TMTG’s directors, officers, and certain employees for some liabilities.

In connection with the foregoing, on March 25, 2024, TMTG entered into separate indemnification agreements with each of its directors and executive officers. Each indemnification agreement provides for the indemnification and advancement by TMTG of certain expenses and costs relating to claims, suits or proceedings arising from service to TMTG or, at its request, service to other entities, as officers or directors, to the maximum extent permitted by applicable law.

Escrow Agreement in Relation to the Merger Consideration

On March 21, 2024, Digital World entered into that certain Share Escrow Agreement with Odyssey pursuant to Section 1.16 of the Merger Agreement providing that 614,640 shares of TMTG Common Stock (together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Escrow Shares”) will be held in escrow for 12 months following Closing with respect to any indemnification claims made in accordance with the Merger Agreement (the “Share Escrow Agreement”).

Escrow Agreements in Connection with the Delaware Litigation

On February 29, 2024, ARC, which was controlled by Mr. Patrick Orlando, Digital World’s former chairman of its board of directors and chief executive officer, filed the Delaware Lawsuit in the Court of  Chancery of the State of Delaware (the “Chancery Court”). ARC’s complaint, among other matters, alleges impending violation of the Digital World Charter for failure to commit to issue the number of conversion shares to ARC and other holders of Digital World Class B Common Stock (the “Non-ARC Class B Shareholders”) that ARC claims it is owed upon the consummation of the Business Combination. As previously disclosed, on March 5, 2024, the Chancery Court held a hearing to decide ARC’s motion to expedite the case schedule, during which, the Vice Chancellor denied and declined to hold a merits hearing or issue an injunction before Digital World’s special meeting of stockholders held on March 22, 2024 (the “Special Meeting”). The Chancery Court ruled that Digital World’s proposal to place disputed shares into an escrow account upon the closing of the Business Combination was sufficient to preclude a possibility of irreparable harm related to the conversion of the ARC’s shares in connection with the Business Combination into TMTG Common Stock.  Additionally, the Chancery Court requested that the parties stipulate to the establishment of an escrow account for the placement of disputed shares following the Business Combination, to be held pending conclusion of the action.

Based on the foregoing, on March 21, 2024, Digital World entered into two escrow agreements with Odyssey, as follows: (i) an escrow agreement for the benefit of ARC (the “ARC Escrow Agreement”), pursuant to which TMTG deposited into escrow 3,579,480 shares of TMTG Common Stock, and (ii) an escrow agreement for the benefit of the Non-ARC Class B Shareholders (the “Non-ARC Class B Shareholders Escrow Agreement,” and together with the ARC Escrow Agreement, the “Disputed Shares Escrow Agreements”), pursuant to which TMTG deposited into escrow 1,087,553 shares of TMTG Common Stock, which amounts represent the difference between the actual conversion ratio, determined by Digital World’s board of directors upon closing of the Business Combination (which was determined to be 1.348:1), and a conversion ratio of 2.00. Any release of shares is subject to the terms and conditions of the Disputed Shares Escrow Agreements.

Convertible Notes

On February 8, 2024, Digital World agreed to issue up to $50,000,000 in Digital World Convertible Notes pursuant to a note purchase agreement entered into by and between Digital World and certain institutional investors (the “Note Purchase Agreement”). Upon the Closing, on March 25, 2024, and pursuant to the Note Purchase Agreement, the final drawdown for $40,000,000 (the “Final Drawdown”) in Digital World Convertibles Notes was issued to the certain institutional investors (the “Accredited Investors”). The Final Drawdown was deposited into a control account and may only be released to TMTG pursuant to the terms of the Note Purchase Agreement and the Convertible Notes.

Lock-Up Agreement

On March 25, 2024, Digital World entered into separate Lock-Up Agreements (the “Lock-Up Agreements”) with: Andrew Northwall, Daniel Scavino Jr., Devin G. Nunes, Donald J. Trump, Jr., President Donald J. Trump, Kashyap “Kash” Patel, Phillip Juhan, Scott Glabe and Vladimir Novachki (the “Holders”), pursuant to which they are each contractually restricted from selling or transferring any of (i) their shares of TMTG’s Common Stock held immediately following the Closing and (ii) any of their shares of TMTG’s Common Stock that result from converting securities held immediately following the Closing (the “Lock-Up Shares”). Such restrictions became applicable commencing from the Closing Date and end the earliest of (i) the six-month anniversary of the Closing Date, (ii) on the date on which the closing stock price for TMTG Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date, and (iii) such date on which TMTG completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the TMTG stockholders having the right to exchange their shares of TMTG Common Stock for cash, securities or other property (the “Lock-Up Trading Restrictions”).

Lock-Up Provisions Pursuant to the Amended Charter

In addition, subject to certain customary exceptions, the Amended Charter also includes Lock-Up Trading Restrictions, which apply to holders who received TMTG Common Stock in exchange for their TMTG Common Stock (but excluding shares of TMTG Common Stock issued to the former holders of TMTG Convertible Notes in connection with the conversion of such TMTG Convertible Notes into Private TMTG common stock prior to the Closing and exchanged for TMTG Common Stock at the Closing).

Non-Competition and Non-Solicitation Agreements

In connection with the Closing and pursuant to the Merger Agreement, on March 25, 2024, Devin G. Nunes, Phillip Juhan, Andrew Northwall, Vladimir Novachki, Scott Glabe, Kashyap “Kash” Patel and Donald J. Trump, Jr. (the “Significant Company Holders”) each separately entered into a Non-Competition and Non-Solicitation Agreement (the “Non-Competition and Non-Solicitation Agreements”) in favor of Digital World and Private TMTG and their respective successors, assigns and affiliates (the “Covered Parties”). Under the Non-Competition and Non-Solicitation Agreements, each Significant Company Holder has agreed that, for a period of (i) four years, the Significant Company Holder will not engage in any business activity similar to, or competitive with, the business conducted by the Covered Parties, in particular, Truth Social and the business of developing and operating media platforms for social media and digital video streaming, and of developing and operating products and services relating and incidental thereto or any other business being conducted by a Covered Party (including any of a Covered Party’s subsidiaries), as of the Closing Date and (ii) three years, it will not, directly or indirectly (a) hire, engage, solicit, induce or encourage certain employees, independent contractors, consultants, or other certain personnel to leave a Covered party; or (b) in any way interfere with or attempt to interfere with the relationship between such persons and a Covered Party.

Item 1A.	Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC before making an investment decision regarding our common stock.

Summary

Risks Related to TMTG’s Business

•	TMTG has a limited operating history, making it difficult to evaluate TMTG’s business and prospects and may increase the risks associated with your investment.
•	TMTG’s actual financial position and results of operations may differ materially from the expectations of TMTG’s management.
•
If Truth Social fails to develop and maintain followers or a sufficient audience, if adverse trends develop in the social media platforms generally, or if President Trump were to cease to be able to devote substantial time to Truth Social, TMTG’s business would be adversely affected.

•
Digital World previously identified material weaknesses in its internal control over financial reporting, and TMTG may identify additional material weaknesses in its previously issued financial statements and in the future, which may cause TMTG to fail to meet its reporting obligations or result in material misstatements of its financial statements.

•	TMTG’s independent registered public accounting firm has indicated that TMTG’s financial condition raises substantial doubt as to its ability to continue as a going concern.
•	TMTG’s estimates of market opportunity and forecasts of market growth may be inaccurate.
•	TMTG’s business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters.
•	In the future, TMTG may be involved in numerous class action lawsuits and other lawsuits and disputes.
•	Computer malware, viruses, hacking, and phishing attacks, and spamming could adversely affect TMTG’s business and results of operations.

Risks Related to President Donald J. Trump

•
TMTG’s success depends in part on the popularity of its brand and the reputation and popularity of President Trump. Adverse reactions to publicity relating to President Trump, or the loss of his services, could adversely affect TMTG’s revenues and results of operations.

•	President Trump is the subject of numerous legal proceedings. An adverse outcome in one or more of the ongoing legal could negatively impact TMTG.
•
The terms of a license agreement with President Trump is not terminable by TMTG when it may be desirable to TMTG. The license agreement does not require President Trump to use Truth Social in certain circumstances, including in connection with posts that President Trump deems, in his sole discretion, to be politically related.

•	Because President Trump is a candidate for president, he may divest his interest in Truth Social and may cease any involvement in its management.
•	TMTG depends on numerous third-parties to operate successfully, and many of these third parties may not want to engage with TMTG to provide any services.

Risks Related to Ownership of TMTG Common Stock

•	Nasdaq may delist TMTG’s securities from trading on its exchange, which could subject TMTG to trading restrictions.
•	The market price of TMTG’s common stock may decline as a result of the Business Combination.
•	TMTG has discretion in the use of the net proceeds post-Closing and may not use them effectively.
•	TMTG stockholders may experience dilution in the future.
•	President Trump holds approximately 57.6% of the outstanding TMTG Common Stock, which limits other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval.

Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in this Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to TMTG’s Business

TMTG has a limited operating history, making it difficult to evaluate TMTG’s business and prospects and may increase the risks associated with your investment.

Private TMTG was formed on February 8, 2021 and started formulating its business plan at that time. Private TMTG did not begin developing the Truth Social platform until June 2021. Private TMTG made Truth Social available for general use in the first quarter of 2022. We pride ourselves on building Truth Social without relying on hostile technology companies. Working exclusively with alternative technology firms that share our commitment to free speech, Private TMTG fully launched Truth Social for iOS in April 2022. Private TMTG debuted the Truth Social web application in May 2022, and the Truth Social Android App became available in the Samsung Galaxy and Google Play stores in October 2022. Private TMTG introduced direct messaging to all versions of Truth Social in 2022, released a new “Groups” feature for users in May 2023, and announced the general availability of Truth Social internationally in June 2023. TMTG cannot assure you that it will be able to operate its business successfully or implement its operating policies and strategies as described elsewhere in this Report. TMTG may encounter risks and challenges frequently experienced by growing companies in rapidly developing industries, including risks related to its ability to:

•	build a reputation for providing a superior platform and customer service, and for creating trust and long-term relationships with its potential customers;

•	implement a revenue model allowing it to develop predictable revenues;

•	distinguish itself from competitors and navigate political issues;

•	develop and offer a competitive platform that meets TMTG’s customers’ needs as they change;

•	improve TMTG’s current operational infrastructure and non-platform technology to support its growth and to respond to the evolution of TMTG’s market and competitors’ developments;

•	develop, maintain and expand TMTG’s relationships with suppliers of quality advertising;

•	respond to complex, evolving, stringent, contradictory industry standards and government regulation on an international scale that impact TMTG’s business;

•	prevent, detect, respond to, or mitigate failures or breaches of privacy and security; and

•	hire and retain qualified and motivated employees.

If TMTG is unable to do so, its business may suffer, its revenue and operating results may decline and TMTG may not be able to achieve further growth or sustain profitability.

Since inception, Private TMTG has continuously sought to, and following the Closing TMTG will continue to seek to, improve its business model by developing its technology as an early stage company. TMTG expects to incur operating losses for the foreseeable future.

Truth Social has been generally available only since the first quarter of 2022. Further, although Private TMTG targeted and assembled certain intellectual property and real or intangible property rights, our business plan is still developing. Accordingly, TMTG has no way to evaluate the likelihood that its business will be successful. Potential investors should be aware of the difficulties normally encountered by a new social media platform and the high rate of failure for such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that TMTG plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the development of Truth Social, lack of widespread acceptance of Truth Social by users, and challenges attracting potential vendors to participate in Truth Social’s development, and any additional costs and expenses that may exceed current estimates. TMTG expects to incur significant losses into the foreseeable future. TMTG recognizes that if the effectiveness of its business plan is not forthcoming it will not be able to continue business operations. There is limited operating history upon which to base any assumption as to the likelihood that TMTG will prove successful, and TMTG may never generate sufficient operating revenues to achieve profitable operations. If TMTG is unsuccessful in addressing these risks, its business will most likely fail.

TMTG’s actual financial position and results of operations may differ materially from the expectations of TMTG’s management.

TMTG’s actual financial position and results of operations may differ materially from management’s expectations. As a result, TMTG’s revenue, net income and cash flow may differ materially from TMTG’s expected revenue, net income and cash flow. The process for estimating TMTG’s revenue, net income and cash flow requires the use of judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed..

TMTG does not currently, and may never, collect, monitor or report certain key operating metrics used by companies in similar industries.

Since its inception, Private TMTG  focused on developing Truth Social by enhancing features and user interface rather than relying on traditional performance metrics like average revenue per user, ad impressions and pricing, or active user accounts, including monthly and daily active users. While many industry peers may gather and report on these or similar metrics, given the early development stage of Truth Social, Private TMTG’s management and board did not rely on, and TMTG’s management and board does not anticipate relying on, any particular key performance metric to make business or operating decisions. Concurrent with access to new capital and resources following the Business Combination, TMTG is actively evaluating the most relevant, reliable and appropriate key operating metrics that align with its evolving business model. At this juncture in its development, TMTG believes that adhering to traditional key performance indicators, such as signups, average revenue per user, ad impressions and pricing, or active user accounts including monthly and daily active users, could potentially divert its focus from strategic evaluation with respect to the progress and growth of its business. TMTG believes that focusing on these KPIs might not align with the best interests of TMTG or its shareholders, as it could lead to short-term decision-making at the expense of long-term innovation and value creation. Therefore, TMTG believes that this strategic evaluation is critical and aligns with its commitment to a robust business plan that includes introducing innovative features and new technologies.

In connection with such evaluation, and consistent with SEC guidance, TMTG will consider whether it has effective controls and procedures in place to process information related to the disclosure of key performance indicators and metrics to ensure consistency as well as accuracy period over period, or the feasibility of implementing any such controls and procedures. If so, TMTG may decide to collect and report such metrics if they are deemed to significantly enhance investors’ understanding of TMTG’s financial condition, cash flows, and other aspects of its financial performance. However, TMTG may find it difficult or resource-prohibitive to implement such effective controls and procedures and may never collect, monitor or report any or certain key operating metrics, which is likely to make it difficult it for stockholders in TMTG to evaluate and compare TMTG’s performance to that of companies in similar industries.

If the use of third-party cookies or other tracking technology is restricted by third parties outside of TMTG’s control, rejected by Truth Social’s users, or otherwise subject to unfavorable regulation, TMTG’s ability to tailor, improve and provide a consistent experience to Truth Social’s users would be negatively impacted, which could materially and adversely affect TMTG’s growth prospects and financial performance.

TMTG’s Truth Social platform is still in an early development stage, however, as other similar companies in the space, TMTG expects to generate substantial revenue from advertisements. Accordingly, Truth Social’s ability to use third-party cookies to provide advertising companies relevant data for their advertisements is critical to its revenue generation potential. However, with increasing restrictions on third party cookies, Truth Social may lose the ability to track user behavior across its platform, which could negatively affect its ability to retain advertisers on its platform and effectively advertise their services.

Truth Social’s use of cookies aids its development and ability to improve its services in response to user preferences and to provide its users with relevant offers from advertisers. Recently, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browsers or device operating systems that impair Truth Social’s ability to track cookies and improve the effectiveness of advertising on its platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit Truth Social’s ability to collect information that allows it to attribute members’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on the platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Similarly, on January 4, 2024, Google began testing a new feature on its Chrome browser called “Tracking Protection.” This feature limits cross-site tracking by restricting website access to third-party cookies by default. Google is expected to implement the Tracking Protection Tool in all Chrome browsers by the end of the second quarter of 2024, essentially no longer supporting third-party cookies in its Google Chrome browser. Third-party cookies have been a fundamental part of the web for nearly three decades, aiding platforms in generating relevant ads, among other functions. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit TMTG’s ability to communicate with or understand its business and users. As such, the implementation of these changes could significantly impair TMTG’s ability to tailor, improve and provide a consistent experience to its users, which in turn could materially and adversely affect its growth prospects and financial performance.

In addition, federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party cookies and other methods of online tracking for behavioral advertising and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in TMTG’s ability to make effective use of services that employ such technologies could increase its costs of operations and limit its ability to acquire new customers on cost-effective terms and consequently, materially adversely affect its business, financial condition and operating results.

TMTG’s reputation, competitive advantage, financial position and relationships with its users could be materially harmed if TMTG is unable to comply with complex and evolving data protection and privacy, security, and breach of notification laws and regulations, and the costs and resources required to achieve compliance may have a materially adverse impact.

TMTG’s reputation, competitive advantage, financial position and relationships with its users could be materially harmed if TMTG is accused of a violation or is unable to comply with complex and evolving data protection and privacy, security, and breach of notification laws and regulations, and the costs and resources required to achieve compliance on an international scale may have a materially adverse impact on its business. In the course of delivering TMTG’s product(s), TMTG expects to use, disclose, control, process, collect, transmit and store information that is related to and seeks to correlate internet-connected devices, user activity and the advertisements it places. Federal, state, and international laws and regulations govern the protection, collection, use, processing, retention, sharing, privacy, and security of data that TMTG may access, use, disclose, transfer, store, and collect across TMTG’s operational and advertising solutions. TMTG strives to comply with all applicable laws, regulations, policies and legal obligations relating to privacy, security, and data protection, collection, processing use, disclosure, transmission, and storage. However, the applicability of specific laws may be unclear in some cases and domestic and foreign government laws, regulations, and enforcement of data practices and data tracking technologies is expansive, poorly defined and rapidly evolving. In addition, it is possible that these requirements may be interpreted and applied in a manner that is new or inconsistent from one jurisdiction to another and may conflict with other laws, regulations, or rules or TMTG’s practices. Any actual or perceived failure by TMTG to comply with U.S. federal, state or international laws, including laws and regulations regulating data privacy, security or consumer protection, or use, disclosure or unauthorized access to or by third parties to this information, could result in proceedings or actions against TMTG by government entities, competitors, private parties or others. Any proceedings or actions against TMTG alleging violations of consumer or data protection laws or asserting privacy-related or security-related theories could hurt TMTG’s reputation, force TMTG to cease operations or force TMTG to spend significant amounts in defense of these proceedings, distract its management, increase its costs of doing business, adversely affect the demand for its solutions and ultimately result in the imposition of monetary liability. TMTG may also be contractually liable to indemnify and hold harmless TMTG’s customers, vendors or third parties from the costs or consequences of litigation resulting from using TMTG’s solutions or from the disclosure of confidential information, which could damage TMTG’s reputation among its current and potential customers, and may require significant expenditures of capital and other resources that could cause it to lose significant business and revenue.

The collection, protection and use of personal information, personally identifiable information and/or personal data (collectively referred to as “personal data” for ease of reference) is governed by data protection, privacy, security and breach laws and regulations enacted in the United States and other jurisdictions around the world in which TMTG operates or plans to operate. These laws and regulations continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with applicable privacy, security and breach laws and regulations may increase TMTG’s costs of doing business and adversely impact its ability to conduct its business and market its solutions, products and services to its users and potential users.

In the U.S., there is not one comprehensive data protection, consumer protection, data privacy, security, or breach notification law. Rather, numerous state and federal laws must be complied with by TMTG simultaneously across U.S. jurisdictions. Various types of companies and their data are regulated by stringent industry specific regulations and standards based on data type and sensitivity. All fifty (50) states and four U.S. territories have enacted consumer protection laws that require notice of data breaches. Many U.S. states (at least 27) require comprehensive data protection, privacy and/or security compliance programs. These include, but are not limited to, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, the Arkansas Social Media Safety Act, and the Utah Social Media Regulation Act may affect TMTG. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection that could affect TMTG. At this time some states have laws restricting the use and disclosure of minor’s user data, biometric data and/or health information without notice and/or express consent of a natural person of the age of majority with appropriate legal authority to consent. If TMTG fails to comply with the federal and/or state data protection and data privacy laws, or if regulators or plaintiffs assert TMTG has failed to comply with them, it may lead to court orders, injunctions, regulatory enforcement actions, private lawsuits, a reduction in revenue, and/or reputational damage.

All fifty U.S. states and some territories have adopted and/or are likely to adopt in the near future state privacy laws similar to stringent European privacy laws that require data mapping, consumer rights to erasure, deletion, and portability that will be materially costly for TMTG to interpret, implement and maintain. If TMTG fails to comply with federal or state data protection and data privacy laws, or if regulators or plaintiffs assert TMTG has failed to comply with them, it may lead to regulatory enforcement actions, private lawsuits and/or reputational damage. For example, in June 2018, California was the first U.S. state to pass the California Consumer Privacy Act (“CCPA”), which provides data privacy rights for consumers and operational requirements for companies like TMTG. The CCPA gives California residents new rights to access and requires deletion of their personal information, opt out of certain personal information sharing, and receipt of detailed information about how their personal information is collected, used, and shared, among other stringent requirements. The CCPA provides for civil penalties for violations, and creates a private right of action for privacy and security violations/breaches that could lead to consumer class actions and other litigation against TMTG. Additionally, the California Privacy Rights Act (“CPRA”), passed in November 2020. The CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The majority of the provisions took effect on January 1, 2023. TMTG may be required to make additional compliance investments and changes to its business processes in order to comply with individual state privacy and security laws currently in effect and/or as they are enacted.

The FTC Act prohibits unfair and deceptive practices. The FTC has broad investigatory authority, including the authority to subpoena witnesses, demand civil investigation, and require businesses to submit written reports under oath. The FTC can and does engage in enforcement actions, issue rulings, and seek civil penalties in federal court. An FTC enforcement action may lead to court orders, injunctions, additional regulatory enforcement actions, consent decrees which are posted publicly on the FTC’s website, consent orders, a reduction in revenue, and/or reputational damage.

The Children’s Online Privacy Protection Act (“COPPA”) expands liability for the collection of information by operators of websites and other electronic solutions that are directed to children. Legal guardian consent is required for certain activities involving the data of children. Questions exist as to how regulators and courts may interpret the scope and circumstances for potential liability under COPPA, but this remains a significant focus of the FTC in light of mental health and other concerns over children’s use of social media. FTC continues to provide guidance and clarification regarding COPPA. FTC guidance or enforcement precedent may make it difficult or impractical for TMTG to provide advertising on certain websites, services or applications. In addition, the FTC has fined an advertising network for certain methods of collecting and using data from mobile applications, including certain applications directed at children, and failing to disclose the data collection to mobile application developers in its network.

TMTG is subject to the European Union’s General Data Protection Regulation (EU) 2016/679 (“GDPR”), which applies to all members of the European Economic Area (“EEA”) and, in some circumstances, to controllers and processors in a jurisdiction outside the EEA including any business, regardless of its location, that provides goods or services to data subjects located in the EEA, or monitors the behavior of EEA data subjects. The GDPR imposes significant restrictions, obligations and penalties on data controllers and data processors, including stringent requirements for the processing of personal data. If TMTG fails to comply with the GDPR, it may lead to regulatory investigation with possible enforcement of monetary penalties ranging from 10 million to 20 million euros, or 2% to 4% of annual worldwide revenue (whichever is higher), private or class action lawsuits and/or reputational damage.

Further, withdrawal of the United Kingdom (“UK”) from the European Union (“EU”) has led to legal uncertainty and divergent national laws and regulations. In particular, while the Data Protection Act of 2018, which supplements the GDPR, is now effective in the UK alongside the UK GDPR, it is still unclear whether transfer of data from the EEA to the UK will remain lawful under the GDPR without additional safeguards.

EU laws regulate transfers of EEA personal data to third countries, such as the United States, that have not been found to provide adequate protection of such personal data. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the United States and other jurisdictions. For example, on July 16, 2020, the European Court of Justice (“CJEU”) invalidated the EU-U.S. Privacy Shield framework (“Privacy Shield”), which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EEA/UK to the United States. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses (“SCCs”), to lawfully transfer personal data from Europe to the United States and most other countries (though the SCCs currently remain a valid data transfer mechanism under the GDPR and UK GDPR). On July 10, 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the European Union to organizations in the United States that are included in the “Data Privacy Framework List,” which is maintained by the U.S. Department of Commerce pursuant to the EU-U.S. Data Privacy Framework. The impact of the European Commission’s adequacy decision is complex, evolving, and may be reviewed by the CJEU. A future invalidation of the Privacy Shield by the CJEU will create additional uncertainty and will mean there are few if any viable alternatives to the Privacy Shield and the SCCs for the foregoing purposes, which may lead to government enforcement actions, litigation, fines and penalties or adverse publicity that could have an adverse effect on TMTG’s reputation, revenue, operations and business.

In Canada, TMTG is subject to the laws of the individual provinces, as well as Canada’s Personal Information and Protection of Electronic Documents Act (“PIPEDA”). PIPEDA provides Canadian residents with privacy protections and sets out rules for how companies may collect, use and disclose personal information in the course of commercial activities. The costs of compliance with, and other burdens imposed by, these and other international data privacy and security laws may limit the use and adoption of TMTG’s solutions, products and services and could have a materially adverse impact on its business. Any failure or perceived failure by TMTG or third-party service providers to comply with international data privacy and security laws may lead to regulatory enforcement actions, fines, private lawsuits or reputational damage.

Evolving definitions of personal data within the EU, especially relating to the classification of IP addresses, machine or device identifiers, geo-location data and other such information, may cause TMTG to change its business practices, diminish the quality of its data and the value of its solution, and hamper its ability to provide or expand its offerings. TMTG’s failure to comply with evolving interpretations of applicable laws and regulations, or to adequately protect personal data, could result in enforcement action against TMTG or reputational harm, which could have a material adverse impact on TMTG’s business, financial condition and results of operations.

In addition to compliance with government regulations, TMTG expects to participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing the provision of internet advertising. TMTG could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with its practices or in conflict with the laws and regulations of U.S. or international regulatory authorities. For instance, new guidelines, codes or interpretations, by self-regulatory organizations or government agencies, may require additional disclosures or additional consumer consents, such as “opt-in” permissions to share, link or use data, such as health data from third parties, in certain ways. If TMTG fails to abide by, or is perceived as not operating in accordance with, industry best practices or any industry guidelines or codes with regard to privacy, its reputation may suffer and TMTG could lose relationships with advertisers and digital media properties.

Economic downturns and market conditions beyond TMTG’s control could adversely affect its business, financial condition and operating results.

TMTG’s business depends on the overall demand for advertising and on the economic health of advertisers that benefit from Truth Social. Economic downturns or unstable market conditions may cause advertisers to decrease their advertising budgets, which could reduce spend with Truth Social and adversely affect TMTG’s business, financial condition and operating results. For example, to the extent there is a disruption in economic activity globally, it could adversely affect our business, financial condition and operating results through prolonged decreases in advertising spend, credit deterioration of our customers, depressed economic activity, or declines in capital markets.

The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect TMTG’s business.

TMTG depends on the leadership and experience of its relatively small number of key executive management personnel. The pursuit of the merger and the preparation for the integration have placed a burden on TMTG’s management and internal resources. TMTG has experienced management departures, and may continue to experience management departures. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on TMTG’s business, financial condition and results of operations. The loss of the services of these key employees or TMTG’s executive management members could have a material adverse effect on TMTG’s business and prospects, as TMTG may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs. Furthermore, if TMTG loses or terminates the services of one or more of its key employees or if one or more of TMTG’s current or former executives or key employees joins a competitor or otherwise competes with TMTG, it could impair TMTG’s business and its ability to successfully implement TMTG’s business plan. Additionally, if TMTG is unable to hire qualified replacements for its executive and other key positions in a timely fashion, its ability to execute its business plan would be harmed. Even if TMTG can quickly hire qualified replacements, TMTG could experience operational disruptions and inefficiencies during any such transition. TMTG believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified personnel.

In addition, many of TMTG’s key technologies and systems will be custom-made for TMTG’s business by TMTG’s personnel. The loss of key engineering, product development, marketing and sales personnel could disrupt TMTG’s operations and have an adverse effect on TMTG’s business.

As TMTG continues to grow, TMTG cannot guarantee that it will continue to attract the personnel it needs to maintain its competitive position. In particular, TMTG intends to hire additional technically-skilled personnel following the Closing, and TMTG expects to face significant competition from other companies in hiring such personnel. As TMTG matures, the incentives to attract, retain and motivate employees provided by TMTG’s equity awards or by future arrangements, such as through cash bonuses, may not be effective. If TMTG does not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, TMTG may be unable to grow effectively.

If Truth Social fails to develop and maintain followers or a sufficient audience, if adverse trends develop in the social media platforms generally, or if President Trump were to cease to be able to devote substantial time to Truth Social, TMTG’s business would be adversely affected.

Social media platforms are speculative businesses because revenues and income derived from them depend primarily upon the continued acceptance of that platform. Public acceptance of a particular platform depends upon, among other things, the ease of use of the platform, promotion of that platform, and the quality and acceptance of competing platforms. A user decline could make it economically inefficient to continue providing for the use of the platform. If President Trump fails to retain the public’s interest, or if the customer base were to cease using Truth Social, it could result in a write-down of TMTG’s capitalized development costs. The amount of any write-down would vary depending on a number of factors, including when the product or service ceased.

TMTG has placed emphasis on building a platform for all Americans to freely express themselves through Truth Social. In particular, President Trump has stated that this is a platform for all who have been censored by big tech. Failure to realize this vision would adversely affect TMTG’s brand and business prospects.

Truth Social is being developed as a global platform for public self-expression and conversation in real time, and the market for Truth Social is relatively new and may not develop as expected, if at all. People who are not Truth Social users may not understand the value of Truth Social. Convincing potential new users, especially users who oppose big tech censorship, of the value of Truth Social is critical to increasing TMTG’s user base and to the success of TMTG’s business. In addition, there are a number of other social media platforms that focus on the same audience that Truth Social will focus on. To the extent users prefer a platform that is not associated with President Trump, our ability to attract users may decrease. Additionally, as a private company under new ownership, X may demonstrate a sustained commitment to free speech principles that will heighten competition for users who prioritize such principles. Failure to attract a sufficient user base would adversely affect TMTG’s business prospects.

If TMTG’s users do not continue to contribute content or their contributions are not valuable to other users, TMTG may experience a decline in the number of users accessing its products and services and user engagement, which could result in the loss of advertisers and revenue.

TMTG’s success depends on its ability to provide users with products, which in turn for Truth Social depends on the content contributed by TMTG’s users. TMTG believes that one of Truth Social’s competitive advantages will be the quality, quantity and real-time nature of the content on Truth Social, and that access to unique or real-time content is one of the main reasons users may visit Truth Social. TMTG seeks to foster a broad and engaged user community, and TMTG intends to encourage high-profile individuals and entities to use TMTG’s products and services to freely express their views to broad audiences without the fear of being censored or cancelled for any unpopular or non-woke opinions. TMTG may also encourage media outlets to use its products and services to distribute their content. If users, including influential users, do not contribute content to Truth Social, and it is unable to provide users with valuable and timely content, TMTG’s user base and user engagement may decline. Additionally, if TMTG is not able to address user concerns regarding the safety and security of Truth Social or if TMTG is unable to successfully prevent abusive or other hostile behavior on Truth Social, the size of the Truth Social user base and user engagement may decline. TMTG may rely on the sale of advertising services for the substantial majority of TMTG’s revenue. If TMTG experiences a decline in the number of users or a decline in user engagement, including as a result of the loss of high-profile individuals and entities who generate content on Truth Social, advertisers may not view Truth Social as attractive for their marketing expenditures, and may reduce their spending with TMTG—which would harm TMTG’s business and operating results.

TMTG’s focus on product innovation and user engagement rather than short-term operating results may adversely affect TMTG’s revenues.

TMTG is committed to quickly developing and launching new and innovative features. TMTG intends to focus on improving the user experience for Truth Social and on developing new and improved products and services for the advertisers on Truth Social. TMTG intends to prioritize innovation and the experience for users and advertisers on Truth Social over short-term operating results. TMTG may frequently make product and service decisions that may reduce TMTG’s short-term operating results if it believes that the decisions are consistent with its goals to improve the user experience and performance for advertisers, which it believes will improve its operating results over the long term. These intended decisions may not be consistent with the short- term expectations of investors and may not produce the long-term benefits that TMTG expects, in which case Truth Social user growth and user engagement, its relationships with advertisers and its business and operating results could be harmed. In addition, TMTG’s intent to focus on the user experience may negatively impact TMTG’s relationships with prospective advertisers. This could result in a loss of advertisers, which could harm TMTG’s revenue and operating results.

Truth Social user growth and engagement on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that TMTG does not control.

TMTG intends to make its products and services available across a variety of operating systems and through websites. TMTG will be dependent on the interoperability of Truth Social with popular devices, desktop and mobile operating systems and web browsers that TMTG does not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox. Any changes in such systems, devices or web browsers that degrade the functionality of TMTG’s products and services or give preferential treatment to competitive products or services could adversely affect usage of TMTG’s products and services. Further, if the number of platforms for which TMTG develops its product expands, it will result in an increase in TMTG’s operating expenses. In order to deliver high- quality products and services, it is important that TMTG’s products and services work well with a range of operating systems, networks, devices, web browsers and standards that TMTG does not control. In addition, because a majority of TMTG’s future users may access TMTG’s products and services through mobile devices, TMTG is particularly dependent on the interoperability of its products and services with mobile devices and operating systems. TMTG may not be successful in developing relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for TMTG’s users to access and use TMTG’s products and services, particularly on their mobile devices, TMTG’s user growth and engagement could be harmed, and its business and operating results could be adversely affected.

TMTG may not be successful in its efforts to grow and monetize Truth Social.

TMTG may not be successful in building products that maintain user engagement. If TMTG is not successful in its efforts to grow Truth Social and monetize such growth, TMTG’s user growth and user engagement and TMTG’s financial results may be adversely affected.

TMTG’s independent registered public accounting firm has indicated that TMTG’s financial condition raises substantial doubt as to its ability to continue as a going concern.

The combined financial statements which accompany this Report have been prepared assuming that TMTG will continue as a going concern. As discussed in the report of TMTG’s independent registered public accounting firm and the combined financial statements, TMTG has suffered negative cash flows and recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.

To date, TMTG has financed its operations principally through loans or offerings of securities exempt from the registration requirements of the Securities Act. TMTG’s management believes that capital raised from the Business Combination will be sufficient to retire existing debt and to fund existing operations should projected cash flow be insufficient to fund operations. TMTG may require substantial additional financing at various intervals in order to continue to develop and promote Truth Social, including significant requirements for operating expenses including intellectual property protection and enforcement, for pursuit of regulatory approvals, and for commercialization of Truth Social. TMTG can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to TMTG, or at all. In the event that TMTG is unable to obtain such financing, it will not be able to fully develop and commercialize Truth Social. If TMTG becomes unable to obtain additional capital and to continue as a going concern, it may have to liquidate its assets and the value TMTG receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in TMTG’s financial statements.

TMTG’s estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Any estimates and forecasts relating to the size and expected growth of the target market and market demand which may inform TMTG’s financial model may also prove to be inaccurate. The estimated addressable market may not materialize in the timeframe estimated by management, if ever, and even if the markets meet the size estimates and growth estimates considered in relation to TMTG’s financial model, our business could fail to grow at similar rates.

TMTG’s business depends on continued and unimpeded access to Truth Social on the internet by TMTG’s users and advertisers. If TMTG’s users experience disruptions in internet service or if internet service providers are able to block, degrade or charge for access to TMTG’s products and services, TMTG could incur additional expenses and the loss of users and advertisers.

TMTG depends on the ability of TMTG’s users and advertisers to access the internet. This access will be provided by companies—including hostile legacy technology companies—that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to TMTG’s products or services, which would, in turn, negatively impact TMTG’s business. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, TMTG’s products and services, increase TMTG’s cost of doing business and adversely affect TMTG’s operating results. TMTG will also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to us and TMTG’s users. As the internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the internet infrastructure that TMTG and its users rely on may be unable to support the demands placed upon it. The failure of the internet infrastructure that TMTG’s users rely on, even for a short period of time, could undermine TMTG’s operations and harm TMTG’s operating results.

If TMTG fails to expand effectively in international markets, TMTG’s revenue and TMTG’s business will be harmed.

Notwithstanding Truth Social’s recent announcement of the general availability of Truth Social internationally, TMTG may not be able to monetize TMTG’s products and services internationally as a result of competition, advertiser demand, differences in the digital advertising market and digital advertising conventions, as well as differences in the way that users in different countries access or utilize TMTG’s products and services. Differences in the competitive landscape in international markets may impact TMTG’s ability to monetize TMTG’s products and services.

TMTG’s business is highly competitive. Competition presents an ongoing threat to the success of TMTG’s business. If TMTG is unable to compete effectively for users and advertiser spend, TMTG’s business and operating results could be harmed.

Competition for users of TMTG’s products and services is intense. Although TMTG has developed a global platform for public self-expression and conversation in real time, TMTG faces strong competition in its business. TMTG competes against many companies to attract and engage users, including companies which have greater financial resources and substantially larger user bases, such as X (formerly known as Twitter), Meta (including Facebook and Instagram), Alphabet/Google, Netflix, Disney+, Hulu, Microsoft (including LinkedIn), and Yahoo!, which offer a variety of internet and mobile device-based products, services and content. For example, Facebook and X operate social networking sites with significantly more users than Truth Social may have in the future. Additionally, as a private company under new ownership, X may demonstrate a sustained commitment to free speech principles that will heighten competition for users who prioritize such principles.

TMTG believes that its ability to compete effectively for users depends upon many factors both within and beyond TMTG’s control, including:

•	the popularity, usefulness, ease of use, performance and reliability of TMTG’s products and services compared to those of TMTG’s competitors;

•	the amount, quality and timeliness of content generated by TMTG’s users;

•	the timing and market acceptance of TMTG’s products and services;

•	the reduced availability of data used by ad targeting and measurement tools;

•	government restrictions on access to TMTG products, or other actions that impair our ability to sell advertising, in their states or countries;

•
adverse litigation, government actions, or legislative, regulatory, or other legal developments relating to advertising, including developments that may impact our ability to deliver, target, or measure the effectiveness of advertising;

•	the adoption of TMTG’s products and services internationally;

•	TMTG’s ability, and the ability of TMTG’s competitors, to develop new products and services and enhancements to existing products and services;

•	the frequency and relative prominence of the ads displayed by TMTG’s competitors;

•	TMTG’s ability to establish and maintain relationships with platform partners that integrate with Truth Social;

•
changes mandated by, or that TMTG elects to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on TMTG;

•	the application of antitrust laws both in the United States and internationally;

•	government action regulating competition;

•	TMTG’s ability to attract, retain and motivate talented employees, particularly engineers, designers and product managers;

•	TMTG’s ability to build, maintain, and scale technical infrastructure, and risks associated with disruptions in TMTG’s service, catastrophic events, cyber-attacks, and crises;

•	acquisitions or consolidation within TMTG’s industry, which may result in more formidable competitors; and

•	TMTG’s reputation and the brand strength relative to its competitors.

TMTG faces significant competition for advertiser spend. TMTG’s revenue has initially been generated through ads on Truth Social, and TMTG will compete against online and mobile businesses, including those referenced above, for advertising budgets. In order to grow TMTG’s revenue and improve TMTG’s operating results, TMTG may increase TMTG’s share of spending on advertising relative to TMTG’s competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of TMTG’s larger competitors have substantially broader product or service offerings and user bases and leverage their relationships based on other products or services to gain additional share of advertising budgets.

TMTG believes that its ability to compete effectively for advertiser spend depends upon many factors both within and beyond TMTG’s control, including:

•	the size and composition of TMTG’s user base relative to those of TMTG’s competitors;

•	TMTG’s ad targeting capabilities, and those of TMTG’s competitors;

•	the timing and market acceptance of TMTG’s advertising services, and those of TMTG’s competitors;

•	the propensity of advertisers to support free speech-focused platforms like Truth Social;

•	TMTG’s marketing and selling efforts, and those of TMTG’s competitors;

•	the pricing for TMTG’s products relative to the advertising products and services of TMTG’s competitors;

•	the return TMTG’s advertisers receive from TMTG’s advertising services, and those of TMTG’s competitors;

•	TMTG’s reputation and the strength of TMTG’s brand relative to TMTG’s competitors;

•	the engagement of TMTG’s users with TMTG’s products;

•	TMTG’s ability to monetize Truth Social, including TMTG’s ability to successfully monetize mobile usage;

•	TMTG’s customer service and support efforts;

•	TMTG’s ability to establish and maintain developers’ interest in building Truth Social;

•	acquisitions or consolidations within TMTG’s industry, which may result in more formidable competitors; and

•	TMTG’s ability to cost-effectively manage and grow its operations.

In recent years, there have been significant acquisitions and consolidation by and among TMTG’s potential competitors. TMTG anticipates this trend of consolidation will continue, which will present heightened competitive challenges for TMTG’s business. Acquisitions by TMTG’s competitors may result in reduced functionality of Truth Social. Any elimination of integration with Truth Social in the future may adversely impact TMTG’s business and operating results.

Consolidation may also enable TMTG’s larger competitors to offer bundled or integrated products that feature alternatives to Truth Social. Reduced functionality of Truth Social, or TMTG’s competitors’ ability to offer bundled or integrated products that compete directly with TMTG, may cause TMTG’s user growth, user engagement and ad engagement to decline and advertisers to reduce their spending with TMTG. If TMTG is not able to compete effectively for users and advertiser spend its business and operating results would be materially and adversely affected.

Many of TMTG’s potential competitors have significantly greater resources and better competitive positions in certain markets than TMTG does. These factors may allow TMTG’s competitors to respond more effectively to new or emerging technologies and changes in market requirements. TMTG’s competitors may develop products, features, or services that are similar to TMTG’s or that achieve greater market acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. In addition, platform partners may use information shared by TMTG’s users through Truth Social in order to develop products or features that compete with TMTG. If TMTG is not able to effectively compete, TMTG’s user base and level of user engagement may decrease, which could make TMTG less attractive to developers and advertisers and materially and adversely affect TMTG’s revenue and results of operations.

Truth Social exists to provide its users a true free speech platform and avoid cancellation or censorship by big tech. There is nothing preventing big tech from ceasing to cancel different voices. If that were to happen, the number of users on TMTG’s platform may decrease.

Action by governments to censor content on or restrict access to Truth Social in their countries could substantially harm TMTG’s business and financial results.

It is possible that governments of one or more countries may seek to censor content available on Truth Social in their country or impose other restrictions that may affect the accessibility of Truth Social in their country for an extended period of time or indefinitely. In addition, governments in other countries may seek to restrict access to Truth Social from their country entirely if they consider TMTG to be in violation of their laws. In the event that access to Truth Social is restricted, in whole or in part, in one or more countries or TMTG’s competitors are able to successfully penetrate geographic markets that TMTG cannot access, TMTG’s ability to retain or increase TMTG’s user base and user engagement may be adversely affected, TMTG may not be able to maintain or grow TMTG’s revenue as anticipated, and TMTG’s financial results could be adversely affected. See “Risk Factors — Risks Related to TMTG’s Business — TMTG may be subject to greater risks than typical social media platforms because of the focus of its offerings and the involvement of President Trump. These risks include active discouragement of users, harassment of advertisers or content providers, increased risk of hacking of TMTG’s platform, lesser need for Truth Social if First Amendment speech is not suppressed, criticism of Truth Social for its moderation practices, and increased stockholder suits.”

TMTG’s new products, services and initiatives and changes to existing products, services and initiatives could fail to attract sufficient users and advertisers or generate revenue.

TMTG’s ability to increase the size and engagement of Truth Social’s user base, attract advertisers and generate revenue will depend in part on TMTG’s ability to create successful new products and services, both independently and in conjunction with third parties. TMTG may introduce significant changes to TMTG’s existing products and services or develop and introduce new and unproven products and services, including technologies with which TMTG has little or no prior development or operating experience. If new or enhanced products or services fail to engage users and advertisers, TMTG may fail to attract or retain users or to generate sufficient revenue or operating profit to justify TMTG’s investments, and TMTG’s business and operating results could be adversely affected. In the future, TMTG may invest in new products, services, and initiatives to generate revenue, but there is no guarantee these approaches will be successful. If TMTG’s strategic initiatives do not enhance TMTG’s ability to monetize TMTG’s products and services or enable it to develop new approaches to monetization, TMTG may not be able to maintain or grow TMTG’s revenue or recover any associated development costs and TMTG’s operating results could be adversely affected.

If TMTG’s efforts to build and maintain strong brand identity, improve the user base for Truth Social, and develop additional products are not successful, TMTG may not be able to attract or retain users, and TMTG’s operating results will be affected adversely. If events occur that damage TMTG’s reputation and brand, TMTG’s ability to expand TMTG’s base of users, developers and advertisers may be impaired, and TMTG’s business and financial results may be harmed.

TMTG believes that the Trump brand will significantly contribute to the success of TMTG’s business. TMTG also believes that maintaining and enhancing TMTG’s brand is critical to expanding its base of users, developers and advertisers. Maintaining and enhancing TMTG’s brand will depend largely on TMTG’s ability to continue to provide useful, reliable, trustworthy and innovative products, which TMTG may not do successfully. TMTG may introduce new products or terms of service that users do not like, which may negatively affect TMTG’s brand. Additionally, the actions of TMTG’s platform developers may affect TMTG’s brand if users do not have a positive experience using third-party apps and websites integrated with Truth Social. TMTG’s brand may also be negatively affected by the actions of users that are hostile towards President Trump or towards other people, by users impersonating other people, by users identified as spam, by users introducing excessive amounts of spam on TMTG’s platform, by third parties obtaining control over users’ accounts or by unauthorized access to TMTG’s data or TMTG’s users’ data. TMTG expects that in the future TMTG may experience media, judicial, legislative, or regulatory scrutiny of TMTG’s decisions regarding user privacy, data use, encryption, content, product design, algorithms, advertising, or other issues, which may adversely affect TMTG’s reputation and brand. TMTG also may fail to provide adequate customer service, which could erode confidence in TMTG’s platform. Maintaining and enhancing TMTG’s platform may require it to make substantial investments and these investments may not be successful. If TMTG fails to successfully promote and maintain its platform or if it incurs excessive expenses in this effort, TMTG’s business and financial results may be adversely affected.

TMTG may need additional capital, and TMTG cannot be sure that additional financing will be available.

Although TMTG currently anticipates that the proceeds from the Business Combination, together with TMTG’s available funds and cash flow from operations, are sufficient to meet TMTG’s cash needs for the foreseeable future, TMTG may eventually require additional financing. TMTG’s ability to obtain financing will depend, among other things, on TMTG’s development efforts, business plans, operating performance and condition of the capital markets at the time TMTG seeks financing. TMTG cannot assure you that additional financing will be available to it on favorable terms when required, or at all. If TMTG raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of TMTG Common Stock, and the existing stockholders may experience dilution.

Any significant disruption in service on Truth Social or in TMTG’s information systems could result in a loss of users or subscribers.

Potential users and subscribers will access Truth Social through TMTG’s website and related mobile applications, where the title selection process may be integrated with TMTG’s delivery processing systems and software. TMTG’s reputation and ability to attract, retain and serve TMTG’s subscribers is dependent upon the reliable performance of TMTG’s website and related apps, network infrastructure and fulfillment processes. Interruptions in these systems could make TMTG’s website unavailable and hinder TMTG’s ability to fulfill selections. Some of TMTG’s software is proprietary, and TMTG may rely on the expertise of members of TMTG’s engineering and software development teams for the continued performance of TMTG’s software and computer systems. Service interruptions or the unavailability of TMTG’s website could diminish the overall attractiveness of TMTG’s subscription service to existing and potential subscribers.

TMTG’s servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in TMTG’s service and operations and loss, misuse or theft of data. TMTG’s website may periodically experience directed attacks intended to cause a disruption in service. Any attempts by hackers to disrupt TMTG’s website service or TMTG’s internal systems, if successful, could harm TMTG’s business, be expensive to remedy and damage TMTG’s reputation. Efforts to prevent hackers from entering TMTG’s computer systems may be expensive to implement and may limit the functionality of TMTG’s services. Any significant disruption to TMTG’s website or internal computer systems could result in a loss of subscribers and adversely affect TMTG’s business and results of operations.

TMTG’s industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. TMTG’s products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm our business and reputation and diminish TMTG’s competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking are prevalent in TMTG’s industry and are likely to occur on TMTG’s systems in the future. TMTG will also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, spreading misinformation, or other illegal, illicit, or otherwise objectionable ends. As a result of our prominence, the prominence and involvement of President Trump, the size of TMTG’s user base, the types and volume of personal data and content on TMTG’s systems, and the evolving nature of TMTG’s products and services (including our efforts involving new and emerging technologies), TMTG believes that it is a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and TMTG may experience heightened risk from time to time as a result of geopolitical events. TMTG’s efforts to address undesirable activity on our platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services TMTG provides, degrade the user experience, cause users or marketers to lose confidence and trust in TMTG products, impair TMTG’s internal systems, or result in financial harm to TMTG. TMTG’s efforts to protect its company data or the information it receives, and to disable undesirable activities on TMTG’s platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in TMTG’s vendors’ information technology systems or offerings; government surveillance; breaches of physical security of TMTG’s facilities or technical infrastructure; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although TMTG has developed systems and processes that are designed to protect its data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, TMTG cannot guarantee that such measures will provide absolute security, that TMTG will be able to react in a timely manner, or that TMTG’s remediation efforts will be successful. The changes in TMTG’s work environment as a result of certain personnel working remotely could also impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly. Furthermore, TMTG believes that it is a particularly attractive target for cyber-attacks and security breaches because of the prominence and involvement of President Trump in TMTG.

TMTG’s communications hardware and the computer hardware used to operate TMTG’s website will initially be hosted at the facilities of a third-party provider. Hardware for TMTG’s delivery systems is intended to be maintained in TMTG’s distribution centers. Fires, floods, earthquakes, adverse weather conditions, other natural disasters, power losses, telecommunications failures, cyber-attacks, public health crises, terrorism, geopolitical conflict, break-ins, and similar events could damage these systems and hardware or cause them to fail completely. Problems faced by TMTG’s third-party web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its subscribers, including us, could impact adversely the experience of TMTG’s subscribers. Any of these problems could result in a loss of subscribers.

Privacy concerns could limit TMTG’s ability to leverage Truth Social user data.

In the ordinary case of business, TMTG may collect and utilize data supplied by Truth Social. TMTG may face certain legal obligations regarding the manner in which TMTG treats such information. These legal obligations are complex and rapidly evolving, other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation, as well as increased enforcement of existing laws, could have an adverse effect on TMTG’s business.

Improper access to or disclosure of TMTG’s users’ information could harm TMTG’s reputation and adversely affect TMTG’s business.

TMTG’s efforts to protect the information that TMTG’s users have chosen to share using Truth Social may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to TMTG’s data or TMTG’s users’ data. If any of these events occur, TMTG’s users’ information could be accessed or disclosed improperly. Truth Social’s Data Privacy Policy governs the use of information that users have chosen to share using Truth Social. Some platform developers may store information provided by TMTG’s users through apps on the Truth Social platform or websites integrated with Truth Social. If these third parties or platform developers fail to adopt or adhere to adequate data security practices or fail to comply with TMTG’s terms and policies, or in the event of a breach of their networks, TMTG’s users’ data may be improperly accessed or disclosed. Any incidents involving unauthorized access to or improper use of the information of TMTG’s users could damage TMTG’s reputation and TMTG’s brand and diminish TMTG’s competitive position. In addition, the affected users or government authorities could initiate legal or regulatory action against TMTG in connection with such incidents, which could cause TMTG to incur significant expense and liability or result in orders or consent decrees forcing TMTG to modify its business practices. Any of these events could have a material and adverse effect on TMTG’s business, reputation or financial results.

Unfavorable media coverage could negatively affect TMTG’s business.

TMTG may receive a high degree of media coverage around the world, including regarding, without limitation, TMTG’s privacy practices, product changes, product quality, litigation or regulatory activity, or the actions of TMTG’s platform or developers or TMTG’s users. For example, numerous media outlets reported on the fact that, in June 2022, TMTG received subpoenas from the SEC and a federal grand jury sitting in the Southern District of New York seeking documents relating to, among other things, Digital World and other potential counterparties. In or about October 2022, a now-former TMTG Sub employee initiated a series of unauthorized leaks of Private TMTG’s confidential information to various media outlets, which resulted in the publication of numerous stories portraying Private TMTG and its management in a negative light. On May 20, 2023, Private TMTG filed a $3.8 billion defamation lawsuit against the Washington Post in connection with a May 13, 2023 article. On July 12, 2023, the Washington Post removed the case to federal court, where it remains pending as of December 11, 2023.

On November 20, 2023, in connection with reporting about Private TMTG’s financial results, Private TMTG filed a lawsuit for defamation and injurious falsehood in Florida state court against 20 media defendants. Private TMTG and one defendant — Nexstar Media, Inc. (“Nexstar”), which owns The Hill — subsequently agreed to resolve their dispute outside of court, to both parties’ mutual satisfaction. In connection with such resolution, The Hill retracted a November 13, 2023 article, and Private TMTG’s lawsuit was dismissed as to Nexstar on December 4, 2023. All other terms of TMTG’s settlement with Nexstar remain confidential, and TMTG’s lawsuit is proceeding against all other defendants.

Unfavorable and continued high-profile publicity could adversely affect TMTG’s reputation and its ability to transact with its third-party providers. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of TMTG’s user base and result in decreased revenue, which could adversely affect TMTG’s business and financial results. See “Risk Factors — Risks Related to TMTG’s Business — President Donald J. Trump is the subject of numerous legal proceedings, the scope and scale of which are unprecedented for a former President of the United States and current candidate for that office. An adverse outcome in one or more of the ongoing legal proceedings in which President Trump is involved could negatively impact TMTG and its Truth Social platform.”

TMTG’s intellectual property may be infringed upon and others have and may continue to accuse TMTG of infringing on their intellectual property, either of which could adversely affect TMTG’s business and result in protracted and expensive litigation.

In recent years, there has been significant litigation in the United States over patents and other intellectual property rights. Although TMTG is not engaged in such litigation, in the future TMTG or customers who use TMTG’s products may be alleged to be infringing the trademarks, copyrights, patents and other intellectual property rights of third parties, including allegations made by TMTG’s competitors or by non-practicing entities. TMTG cannot predict whether assertions of third-party intellectual property rights or claims arising from these assertions will substantially harm TMTG’s business and operating results. If TMTG is forced to defend any infringement claims, whether they are with or without merit or are ultimately determined in TMTG’s favor, TMTG may face costly litigation and diversion of technical and management personnel. Some of TMTG’s competitors have substantially greater resources than TMTG does and are able to sustain the cost of complex intellectual property litigation to a greater extent and for longer periods of time than TMTG could. Furthermore, an adverse outcome of a dispute may require TMTG: to pay damages, potentially including treble damages, and attorneys’ fees, if TMTG is found to have willfully infringed a party’s patent or other intellectual property rights; to cease making, licensing or using products that are alleged to incorporate or make use of the intellectual property of others; to expend additional development resources to redesign TMTG’s products; to rebrand its services; and to enter into potentially unfavorable royalty or license agreements in order to obtain the rights to use necessary technologies and current branding. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to TMTG, or at all. In any event, TMTG may need to license intellectual property which would require TMTG to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in TMTG’s favor or without significant cash settlements, the time and resources necessary to resolve them could harm TMTG’s business, operating results, financial condition and reputation.

The USPTO previously issued a non-final rejection of Private TMTG’s or its affiliate’s applications to register the trademarks “Truth Social” and “TRUTHSOCIAL” for use with a social media network based on its view that such use of these trademarks by Private TMTG would be likely to confuse consumers because of the similarity of these trademarks to existing registered and pending trademarks. On that basis, the owners of those registered trademarks may bring claims against TMTG alleging trademark infringement. If such claims were successful, TMTG may be forced to rebrand, to pay substantial monetary damages or to enter into a trademark license agreement on unfavorable terms.

In addition, if TMTG’s advertising customers do not own the copyright for advertising content included in their advertisements or if digital media property owners do not own the copyright for content to the digital media next to which the advertisements appear, advertisers and digital media properties could receive complaints from copyright owners, which could harm TMTG’s reputation and TMTG’s business.

As such, litigation diverts the time and resources of management, regardless of the merits of the claim. There can be no assurance that TMTG would prevail in any future litigation relating to TMTG’s licensing agreements. If TMTG were to lose such a case and be required to cease the sale of certain products or the use of certain technology or branding or were forced to pay monetary damages, the results could adversely affect TMTG’s business and reputation.

TMTG must comply with licenses related to the use of free, publicly-available software incorporated in Truth Social products; failure to do so could cause the loss of the ability to use such software which could in turn adversely affect TMTG’s revenues and results of operations.

In October 2021, Software Freedom Conservancy policy fellow Bradley M. Kuhn accused TMTG of violating the licensing agreement for the free, publicly available software platform, Mastodon. Although any entity can use the code from Mastodon, according to the licensing agreement (AGPLv3), each user of the software must receive “an opportunity to receive the entire Corresponding Source for the website based on that code.” Early users of Truth Social, Kuhn alleged, did not receive the source code.

On October 26, 2021, Mastodon sent a letter requesting that the Truth Social source code be made publicly available in compliance with the license. Private TMTG took action to resolve this issue by publishing its source code.

TMTG may face similar risks in the future, and failure to comply with such licenses could cause the loss of the ability to use such software, which could in turn adversely affect TMTG’s revenues and results of operations.

TMTG operates in new and evolving industries. TMTG may not be able to respond to changes in market conditions or to new or emerging technologies.

You should take into account the risks and uncertainties frequently encountered by new companies in rapidly evolving markets. TMTG’s financial results in any given quarter can be influenced by numerous factors, many of which TMTG is unable to predict or is outside of TMTG’s control, including:

•	TMTG’s ability to maintain and grow TMTG’s user base and user engagement;

•	TMTG’s ability to attract and retain advertisers in a particular period;

•	seasonal fluctuations in spending by TMTG’s advertisers;

•	the number of ads shown to users;

•	the pricing of TMTG’s ads and other products;

•	TMTG’s ability to increase payments and other fees revenue;

•	the diversification and growth of revenue sources beyond advertising and payments;

•	the development and introduction of new products or services by us or TMTG’s competitors;

•	increases in marketing, sales, and other operating expenses that TMTG may incur to grow and expand TMTG’s operations and to remain competitive;

•	TMTG’s ability to maintain gross margins and operating margins;

•	TMTG’s ability to obtain equipment and components for TMTG’s data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or breaches of security or privacy;

•	inaccessibility of Truth Social due to third-party actions;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;

•	fluctuations in currency exchange rates and changes in the proportion of TMTG’s revenue and expenses denominated in foreign currencies;

•	fluctuations in the market values of TMTG’s portfolio investments and in interest rates;

•	changes in U.S. GAAP; and

•	changes in business or macroeconomic conditions.

TMTG’s business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to TMTG’s business practices, increased cost of operations, or declines in user growth or engagement, or otherwise harm TMTG’s business.

TMTG is subject to a variety of laws and regulations in the United States and abroad that involve matters central to TMTG’s business, including user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online payment services. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations are complex, constantly evolving and can be subject to significant and rapid change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which TMTG operates. For example, the interpretation of some laws and regulations that govern the use of names and likenesses in connection with advertising and marketing activities is unsettled and developments in this area could affect the manner in which TMTG designs TMTG’s products, as well as TMTG’s terms of use. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect TMTG’s business. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase TMTG’s operating costs, require significant management time and attention, and subject us to claims or other remedies, including fines or demands that TMTG modify or cease existing business practices.

For more information, see the section entitled “Risk Factors — Risks Related to TMTG’s Business — TMTG’s reputation, competitive advantage, financial position and relationships with its users could be materially harmed if TMTG is unable to comply with complex and evolving data protection and privacy, security, and breach notification laws and regulations, and the costs and resources required to achieve compliance may have a materially adverse impact.”

If TMTG’s security measures are breached, or if TMTG’s products and services are subject to attacks that degrade or deny the ability of users to access TMTG’s products and services, TMTG’s products and services may be perceived as not being secure, users and advertisers may curtail or stop using TMTG’s products and services and TMTG’s business and operating results could be harmed.

TMTG’s industry is prone to cyber-attacks by third parties seeking unauthorized access to TMTG’s data, TMTG’s users’ data, or TMTG’s advertisers’ data. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in TMTG’s industry and are likely to occur on TMTG’s systems in the future. TMTG’s products and services involve the storage and transmission of users’ and advertisers’ information, and security breaches expose it to a risk of loss of this information, litigation and potential liability. TMTG may experience cyber-attacks and other cybersecurity risks of varying degrees on a regular basis, and as a result, unauthorized parties may obtain access to TMTG’s data or TMTG’s users’ or advertisers’ data. TMTG’s security measures may also be breached due to employee error, malfeasance or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users or advertisers to disclose sensitive information in order to gain access to TMTG’s data or TMTG’s users’ or advertisers’ data or accounts, or may otherwise obtain access to such data or accounts. Since TMTG’s users and advertisers may use their Truth Social accounts to establish and maintain online identities, unauthorized communications from Truth Social accounts that have been compromised may damage their reputations and brands as well as TMTG’s. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to TMTG’s reputation and a loss of confidence in the security of TMTG’s products and services that could have an adverse effect on TMTG’s business and operating results. Because the techniques used to obtain unauthorized access, disable, or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, TMTG may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of TMTG’s security occurs, the market perception of the effectiveness of TMTG’s security measures could be harmed, TMTG could lose users and advertisers and TMTG may incur significant legal and financial exposure, including legal claims and regulatory fines and penalties. Any of these actions could have a material and adverse effect on TMTG’s business, reputation, and operating results.

TMTG may face lawsuits or incur liability as a result of content published on Truth Social.

TMTG may face claims relating to content that is published or made available through TMTG’s products and services or third-party products or services. In particular, the nature of TMTG’s business exposes it to claims related to defamation, intellectual property rights, rights of publicity and privacy, illegal content, content regulation and personal injury torts. The law relating to the liability of providers of online products or services for activities of their users remains somewhat unsettled, both within the United States and internationally. This risk may be enhanced in certain jurisdictions outside the United States where TMTG may be less protected under local laws than TMTG is in the United States. In addition, the public nature of communications on TMTG’s network exposes it to risks arising from the creation of impersonation accounts intended to be attributed to TMTG’s users or advertisers. TMTG could incur significant costs investigating and defending these claims. If TMTG incurs costs or liability as a result of these events occurring, TMTG’s business, financial condition and operating results could be adversely affected. See “Risk Factors — Risks Related to TMTG’s Business — TMTG may be subject to greater risks than typical social media platforms because of the focus of its offerings and the involvement of President Trump. These risks include active discouragement of users, harassment of advertisers or content providers, increased risk of hacking of TMTG’s platform, lesser need for Truth Social if First Amendment speech is not suppressed, criticism of Truth Social for its moderation practices, and increased stockholder suits.”

Many of TMTG’s products and services rely on, incorporate, and/or license open source software, which may pose particular risks to TMTG’s proprietary software, products, and services in a manner that could have a negative effect on TMTG’s business.

TMTG uses and plans to continue using open-source software in its products and services. For example, Truth Social was built using an AGPLv3 license (also referred to “copyleft” or a “viral license”). In addition, TMTG may contribute software source code to existing open-source projects, such as Mastodon, pursuant to applicable licenses or release internal software projects under open-source licenses and anticipate doing so in the future. The terms of many licenses to which TMTG is or is likely to become subject to have not been interpreted by U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on TMTG’s ability to provide or distribute TMTG’s products or services. Additionally, TMTG may from time-to-time face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that TMTG developed using such software (which could include TMTG’s proprietary source code), or otherwise seeking to enforce the terms of an applicable license in a manner adverse to TMTG’s interests. TMTG is proactively working to mitigate these risks by developing technical solutions to these potential challenges. However, this re-engineering process could require significant additional research and development resources, and TMTG may not be able to complete it successfully or at a reasonable cost. In addition to risks related to license requirements, use of certain open- source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. Additionally, because any software source code TMTG contributes to open-source projects is publicly available, TMTG’s ability to protect TMTG’s intellectual property rights with respect to such software source code may be limited or lost entirely, and TMTG is unable to prevent TMTG’s competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on TMTG’s business, financial condition, and operating results.

TMTG may rely in part on application marketplaces and internet search engines to drive traffic to TMTG’s products and services, and if TMTG fails to appear high up in the search results or rankings, traffic to Truth Social could decline and TMTG’s business and operating results could be adversely affected.

Although TMTG offers a web application for Truth Social, TMTG may rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of TMTG’s mobile application. In the future, Apple, Google, or other operators of application marketplaces may make changes to their marketplaces which make access to TMTG’s products and services more difficult or impossible. Additionally, third parties may attempt to pressure Apple and Google to remove Truth Social from their application marketplaces, and such removal may constitute a force majeure event under the operative version of the License, Likeness, Exclusivity and Restrictive Covenant Agreement that Private TMTG entered into with President Trump (the “License Agreement”), which allows TMTG to use “Trump Media & Technology Group Corp.” as its name and to use the name and likeness of President Trump, subject to certain limitations. Such a force majeure event may relieve President Trump of any obligation to post on or otherwise use Truth Social for so long as such event continues. See the section titled “Risk Factors — Risks Related to TMTG’s Business — TMTG may be subject to greater risks than typical social media platforms because of the focus of its offerings and the involvement of President Trump. These risks include active discouragement of users, harassment of advertisers or content providers, increased risk of hacking of TMTG’s platform, lesser need for Truth Social if First Amendment speech is no longer believed to be suppressed by other similar platforms, criticism of Truth Social for its moderation practices, and increased stockholder suits.”

TMTG may also depend in part on internet search engines, such as Google, Bing, and Yahoo!, to drive traffic to Truth Social. For example, when a user types an inquiry into a search engine, TMTG may rely on a high organic search result ranking of TMTG’s web pages in these search results to refer the user to Truth Social. However, TMTG’s ability to maintain high organic search result rankings is not within TMTG’s control. TMTG’s competitors’ search engine optimization (“SEO”) efforts may result in their websites receiving a higher search result page ranking than TMTG’s, or Internet search engines could revise their methodologies in a way that would adversely affect TMTG’s search result rankings. For example, Google has integrated its social networking offerings, including Google+, with certain of its products, including search, which could negatively impact the organic search ranking of TMTG’s web pages. If internet search engines modify their search algorithms in ways that are detrimental to us, or if TMTG’s competitors’ SEO efforts are more successful than TMTG’s, the growth in Truth Social’s user base could slow. TMTG anticipates fluctuations in search result rankings in the future. Any reduction in the number of users directed to TMTG’s mobile applications or website through application marketplaces and search engines could harm TMTG’s business and operating results.

More people are using devices other than personal computers to access the internet and new platforms to produce and consume content, and TMTG needs to promote the adoption of TMTG’s mobile applications, and TMTG’s business and operating results may be harmed if TMTG is unable to do so.

The number of people who access the internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as net books and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. There are 7.26 billion smart and feature phone users worldwide, including 6.65 billion smartphone users worldwide in 2022. Since TMTG may generate a majority of TMTG’s advertising revenue through users on mobile devices, TMTG must continue to drive adoption of TMTG’s mobile applications. In addition, mobile users frequently change or upgrade their mobile devices. TMTG’s business and operating results may be harmed if TMTG’s users do not install Truth Social application when they change or upgrade their mobile device. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. It is difficult to predict the problems TMTG may encounter in adapting TMTG’s products and services and developing competitive new products and services that are compatible with new devices or platforms. If TMTG is unable to develop products and services that are compatible with new devices and platforms, or if TMTG is unable to drive continued adoption of TMTG’s mobile applications, TMTG’s business and operating results may be harmed.

If TMTG fails to maintain an effective system of disclosure controls and internal controls over financial reporting, TMTG’s ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, TMTG is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the listing standards of Nasdaq. TMTG expects that the requirements of these rules and regulations will continue to increase TMTG’s legal, accounting, and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on TMTG’s personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that TMTG maintain effective disclosure controls and procedures and internal control over financial reporting. TMTG intends to develop and refine TMTG’s disclosure controls and other procedures that are designed to ensure that information required to be disclosed by TMTG in the reports that TMTG will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to TMTG’s principal executive and financial officers. TMTG intends to improve TMTG’s internal control over financial reporting. In order to maintain and improve the effectiveness of TMTG’s disclosure controls and procedures and internal control over financial reporting, TMTG anticipates that TMTG will continue to expend significant resources, including accounting-related costs and significant management oversight.

TMTG’s controls may be inadequate because of changes in conditions in TMTG’s business. Further, weaknesses in TMTG’s disclosure controls or TMTG’s internal control over financial reporting may continued to be discovered in the future. Any failure to remediate, develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm TMTG’s operating results or cause us to fail to meet TMTG’s reporting obligations and may result in a restatement of TMTG’s financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of TMTG’s internal control over financial reporting that TMTG will eventually be required to include in TMTG’s periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in TMTG, which would likely have a negative effect on the trading price of TMTG’s common stock. In addition, if TMTG is unable to continue to meet these requirements, TMTG may not be able to remain listed on Nasdaq.

In connection with the preparation of its financial statements as of and for the nine months ended September 30, 2023, Digital World identified material weaknesses in its internal control over financial reporting, and TMTG may identify additional material weaknesses in its previously issued financial statements that, in the future, may cause TMTG to fail to meet its reporting obligations or result in material misstatements of its financial statements.

Digital World historically had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. In connection with the preparation of its financial statements as of and for the nine months ended September 30, 2023, Digital World's management identified a material weakness in its internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected on a timely basis. Digital World's management determined that there were errors related to the classification of income in the previously issued financial statements for the years ended December 31, 2021 and 2022. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” Digital World determined that the errors were material to its previously issued financial statements. Therefore, Digital World concluded that the previously issued financial statements should be restated.

The material weaknesses identified by Digital World's management related to material errors over its financial reporting, which required the restatement of its financial statements for the years ended December 31, 2021 and 2022. Specifically, Digital World's management determined the material weaknesses related to a material error in classifying income from a licensing arrangement in 2021 as net sales from related parties rather than the proper classification as other income from related parties. Digital World's management determined that the restatement matters primarily related to its failure to design and maintain formal accounting policies, processes, and controls to analyze, account for and properly disclose income recordation as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

TMTG is committed to remediating the material weaknesses described above and commencing remediation efforts during 2024. TMTG intends to initiate and implement several remediation measures including, but not limited to hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions as well as adding personnel to assist TMTG with formalizing its business processes, accounting policies and internal control documentation, strengthening supervisory reviews by its management, and evaluating the effectiveness of its internal controls in accordance with the framework established by Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. While TMTG’s efforts are ongoing, TMTG plans to continue to take additional steps to remediate the material weaknesses, improve its financial reporting systems, and implement new policies, procedures, and controls; however, TMTG cannot guarantee those measures will prevent or detect material weaknesses in the future.

Although TMTG intends to pursue the remediation efforts mentioned above, all identified material weaknesses continue to exist as of the date of this Report and we cannot provide any assurance that TMTG, or its independent registered accounting firm, will not identify new material weaknesses in TMTG’s internal controls over financial reporting in the future. While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded through testing, that the newly implemented and enhanced controls are designed and operating effectively. We are working to remediate the material weaknesses as efficiently and effectively as possible but expect that full remediation could potentially go beyond December 31, 2024. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, incur significant costs, and place significant demands on our financial and operational resources.

If currency exchange rates fluctuate substantially in the future, TMTG’s operating results, which are reported in U.S. dollars, could be adversely affected.

Private TMTG recently announced the general availability of Truth Social internationally. As a result, TMTG may become more exposed to the effects of fluctuations in currency exchange rates. TMTG may incur expenses for employee compensation and other operating expenses at TMTG’s international locations in the local currency and accept payment from advertisers or data partners in currencies other than the U.S. dollar. Since TMTG may conduct business in currencies other than U.S. dollars but report TMTG’s operating results in U.S. dollars, TMTG faces exposure to fluctuations in currency exchange rates. Consequently, exchange rate fluctuations between the U.S. dollar and other currencies could have a material impact on TMTG’s operating results.

TMTG’s business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire, flood, cyber-attacks, terrorism, geopolitical conflict or significant power outage could have a material adverse impact on TMTG’s business, operating results, and financial condition. TMTG does not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to TMTG’s business that may result from interruptions in TMTG’s ability to provide TMTG’s products and services.

If TMTG’s trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by TMTG’s competitors, the value of TMTG’s brand and other intangible assets may be diminished, and TMTG’s business may be materially adversely affected. The USPTO has issued a non-final rejection of TMTG’s or its affiliate’s applications to register the trademarks “Truth Social” and “TRUTHSOCIAL” for use with a social media network because of alleged similarity to other registered and pending trademarks. If TMTG is unable to overcome the objections of the trademark examiner to successfully register the pending “Truth Social” and “TRUTHSOCIAL” trademarks with the USPTO and otherwise protect TMTG’s intellectual property, the value of TMTG’s brand and other intangible assets may be diminished, TMTG may be forced to rebrand its offerings, and TMTG’s business may be materially adversely affected.

TMTG intends to rely on a combination of confidentiality and license agreements with TMTG’s employees, consultants, and third parties with whom TMTG develops relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect TMTG’s proprietary rights. TMTG has filed various applications for protection of certain aspects of TMTG’s intellectual property. However, third parties may knowingly or unknowingly infringe TMTG’s proprietary rights, third parties may challenge any proprietary rights held by TMTG, and pending and future trademark and patent applications may not be approved.

On February 14, 2023, a trademark for “TRUTH SOCIAL” in classes 21 and 25 was registered with the USPTO by T Media Tech LLC, a wholly owned subsidiary of TMTG Sub, for use with cups, mugs and certain types of clothing. Trademark applications for “Truth Social” in classes 9 and 42; for “RETRUTH” in classes 9, 35, 38, 41, 42, and 45; for “TRUTHSOCIAL” in classes 9, 35, 38, 41, 42, and 45; and for “TRUTHPLUS” in classes 9, 35, 38, 41, and 42 are the subject of suspension notices received from USPTO on October 24, 2022; January 13, 2023; February 14, 2023 and February 17, 2023, respectively, in each case based on alleged similarity to existing registered and pending trademarks. In particular, the USPTO has issued non-final rejections of all of the foregoing applications to register marks for use with a social media network or a streaming video service. Although TMTG has pursued certain appeal rights, there can be no assurance that TMTG will be able to overcome the objections of the trademark examiner or that the challenged marks will be approved. In addition, effective intellectual property protection may not be available in every country in which TMTG operates or intends to operate TMTG’s business, and TMTG is currently evaluating its options with respect to apparent bad faith registrations of the Truth Social trademark in the European Union and Sweden.

In any or all of these cases, TMTG may be required to expend significant time and expense in order to prevent infringement or to enforce TMTG’s rights. Although TMTG intends to take measures to protect TMTG’s proprietary rights, there can be no assurance that others will not offer products or concepts that are, or use branding that is, substantially similar to TMTG’s and compete with TMTG’s business. In addition, TMTG may contribute software source code under open source licenses and may make other technology developed by it available under other open licenses, and TMTG may include open source software in TMTG’s products. As a result of any future TMTG’s open source contributions and the use of open source in TMTG’s products, TMTG may license or be required to license innovations that turn out to be material to TMTG’s business and may also be exposed to increased litigation risk. If the protection of TMTG’s proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of TMTG’s brand and other intangible assets may be diminished and competitors may be able to more effectively mimic TMTG’s branding, service and methods of operations. Any of these events could have an adverse effect on TMTG’s business and financial results.

Trademark, copyright, patent, and other intellectual property rights are important to TMTG and other companies. TMTG’s intellectual property rights extend to TMTG’s technology, business processes and the content on TMTG’s website. TMTG intends to use the intellectual property of third parties in merchandising TMTG’s products and marketing TMTG’s service through contractual and other rights. If there is any claim against TMTG for infringement, misappropriation, misuse or other violation of third party intellectual property rights, and TMTG is unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter TMTG’s business practices, as appropriate, on a timely basis, TMTG’s business and competitive position may be affected adversely. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of TMTG’s business. There are numerous patents that broadly claim means and methods of conducting business on the internet. TMTG has not exhaustively searched patents relative to TMTG’s technology. TMTG may be accused of infringing certain of these patents. In addition, other parties may assert infringement or unfair competition, or other intellectual property claims against TMTG that could relate to any aspect of TMTG’s technology, business processes, branding, merchandizing, and marketing activities or TMTG’s intellectual property rights. TMTG cannot predict whether third parties will assert claims of infringement against it, the subject matter of any of these claims or whether these assertions or prosecutions will adversely affect TMTG’s business. If TMTG is forced to defend itself against any of these claims, whether they are with or without merit or are determined in TMTG’s favor, TMTG may face costly litigation, diversion of technical and management personnel, inability to use TMTG’s current branding or website technology or inability to market TMTG’s service or merchandise TMTG’s products. As a result of a dispute, TMTG may have to develop non-infringing technology, rebrand, enter into royalty or licensing agreements, adjust TMTG’s merchandizing or marketing activities or take other action to resolve the claims. These actions, if required, may be unavailable on terms acceptable to TMTG, costly or unavailable.

If TMTG is unable to protect TMTG’s domain names, TMTG’s reputation and brand could be affected adversely.

TMTG may hold various domain names relating to TMTG’s brand, including TMTGcorp.com and Truthsocial.com. Failure to protect TMTG’s domain names could affect adversely TMTG’s reputation and brand and make it more difficult for users to find TMTG’s website and TMTG’s service. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, TMTG may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. TMTG may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of TMTG’s trademarks and other proprietary rights.

In the future, TMTG may be involved in numerous class action lawsuits and lawsuits and disputes that are expensive and time consuming, and, if resolved adversely, could harm TMTG’s business, financial condition or results of operations.

In addition to intellectual property and licensing claims, TMTG may also be involved in numerous other lawsuits, many of which typically include claims for statutory damages, including putative class action lawsuits brought by users and claims brought by contractual counterparties such as vendors, current or former employees, convertible noteholders or advertising partners, many of which claim statutory damages. Recent putative class action complaints against other companies in TMTG’s industry have included claims for violations of the Electronic Communications Privacy Act, 18 U.S.C. §§ 1030, the Computer Fraud and Abuse Act, 18 U.S.C. § 1030, The California Invasion of Privacy Act, Cal. Penal Code § 631, the California Unfair Competition Law, Business and Professions Code §§ 17200, et seq., the New York General Business Law §§ 349, et seq., and tort claims for negligence, invasion of privacy, intrusion upon seclusion, larceny/receipt of stolen property, conversion, and unjust enrichment. In fact, TMTG anticipates that TMTG will continue to be a target for numerous lawsuits in the future, and that prospective or actual litigation involving TMTG may generate significant negative attention. If TMTG is able to build an expansive user base, the plaintiffs in class action cases filed against TMTG typically will claim enormous monetary damages even if the alleged per-user harm is small or non-existent. Any litigation to which TMTG may in the future be a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or TMTG may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to TMTG’s products or business practices, and accordingly TMTG’s business, financial condition, or results of operations could be materially and adversely affected. However, defending any future claims may be costly and can impose a significant burden on management and employees, and TMTG may receive unfavorable preliminary or interim rulings in the course of litigation, which could adversely affect the market price of TMTG Common Stock. There can be no assurances that a favorable final outcome will be obtained in any cases in the future.

President Trump has significant influence over key decision making as a result of his control of a significant portion of TMTG’s voting stock.

President Trump beneficially owns approximately 57.6% of the voting power of the outstanding TMTG Common Stock. As a result, President Trump has the ability to significantly influence the outcome of matters submitted to TMTG’s stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of the TMTG’s assets. In the event that President Trump controls the TMTG Board at the time of his death, control may be transferred to a person or entity that he designates as his successor. As a board member, President Trump will owe a fiduciary duty to TMTG’s stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of TMTG’s stockholders. As a stockholder, even a controlling stockholder, President Trump is entitled to vote his shares in his own interests, which may not always be in the interests of TMTG’s stockholders generally.

TMTG cannot be certain that additional financing will be available on reasonable terms when required, or at all.

From time to time, TMTG may need additional financing. TMTG’s ability to obtain additional financing, if and when required, will depend on investor demand, TMTG’s operating performance, the condition of the capital markets, and other factors. If TMTG raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of the TMTG Common Stock and TMTG’s existing stockholders may experience dilution. Certain financial-industry service providers have expressed, or may be reasonably expected to express, an unwillingness or reluctance to work on TMTG’s products or provide services due to TMTG’s connection with President Trump. Similarly, to the extent TMTG needs to raise additional capital, TMTG will need to engage with investment bankers and investors and it is possible that some will not want to engage with TMTG for similar reasons. Hostility from financial institutions could adversely affect TMTG’s ability to obtain banking services, including additional financing on reasonable terms when required, or at all, which could adversely affect TMTG’s business and financial results.

TMTG’s costs may grow more quickly than TMTG’s revenue, harming TMTG’s business and profitability.

TMTG expects its expenses to continue to increase in the future as it broadens its user base, as users increase the number of connections and amount of data they share with us, as TMTG develops and implements new product features that require more computing infrastructure, and as TMTG hires additional employees. TMTG expects to incur increasing costs, in particular for servers, storage, power, and data centers, to support TMTG’s anticipated future growth. TMTG expects to continue to invest in TMTG’s infrastructure in order to provide TMTG’s products rapidly and reliably to all users around the world, including in countries where TMTG does not expect significant short-term monetization. TMTG’s expenses may be greater than TMTG anticipates, and TMTG’s investments to make TMTG’s business and TMTG’s technical infrastructure more efficient may not be successful. In addition, TMTG may increase marketing, sales, and other operating expenses in order to grow and expand TMTG’s operations and to remain competitive. Increases in TMTG’s costs may adversely affect TMTG’s business and profitability.

TMTG’s business is dependent on its ability to maintain and scale TMTG’s technical infrastructure, and any significant disruption in TMTG’s service could damage TMTG’s reputation, result in a potential loss of users and engagement, and adversely affect TMTG’s financial results.

TMTG’s reputation and ability to attract, retain and serve TMTG’s users is dependent upon the reliable performance of Truth Social and TMTG’s underlying technical infrastructure. TMTG’s systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages or service disruptions that could be harmful to TMTG’s business. If Truth Social is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to TMTG’s website as often in the future, or at all. As TMTG’s user base and the amount and types of information shared on Truth Social continue to grow, TMTG will need an increasing amount of technical infrastructure, including network capacity, and computing power, to continue to satisfy the needs of TMTG’s users. It is possible that TMTG may fail to effectively scale and grow TMTG’s technical infrastructure to accommodate these increased demands. In addition, as stated above, TMTG’s business is subject to interruptions, delays, or failures resulting from earthquakes, other natural disasters, terrorism, or other catastrophic events.

A substantial portion of TMTG’s network infrastructure will be provided by third parties. Any disruption or failure in the services TMTG receives from these providers could harm TMTG’s ability to handle new or increased traffic and could significantly harm TMTG’s business. Any financial or other difficulties these providers face may adversely affect TMTG’s business, and TMTG exercise little control over these providers, which increases TMTG’s vulnerability to problems with the services they provide.

TMTG’s software is highly technical, and if it contains undetected errors, TMTG’s business could be adversely affected. TMTG’s business and operating results may be harmed by a disruption in TMTG’s service, or by TMTG’s failure to timely and effectively scale and adapt TMTG’s existing technology and infrastructure.

One of the reasons people will come to Truth Social is for real-time information. TMTG in the future may experience service disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing TMTG’s products and services simultaneously, computer viruses and denial of service or fraud or security attacks. Although TMTG will invest significantly to improve the capacity, capability, and reliability of TMTG’s infrastructure, TMTG cannot guarantee that TMTG will serve all traffic equally through data centers that support TMTG’s platform. Accordingly, in the event of a significant issue at a data center supporting significant network traffic, some of TMTG’s products and services may become inaccessible to the public or the public may experience difficulties accessing TMTG’s products and services. Any disruption or failure in TMTG’s infrastructure could hinder TMTG’s ability to handle existing or increased traffic on TMTG’s platform, which could significantly harm TMTG’s business.

As the number of TMTG’s users increases and TMTG’s users generate more content, including photos and videos hosted by Truth Social, TMTG may be required to expand and adapt TMTG’s technology and infrastructure to continue to reliably store, serve and analyze this content. It may become increasingly difficult to maintain and improve the performance of TMTG’s products and services, especially during peak usage times, as TMTG’s products and services become more complex and TMTG’s user traffic increases. In addition, because TMTG may lease TMTG’s data center facilities, TMTG cannot be assured that TMTG will be able to expand TMTG’s data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If TMTG users are unable to access Truth Social or TMTG is not able to make information available rapidly on Truth Social, users may seek other channels to obtain the information, and may not return to Truth Social or use Truth Social as often in the future, or at all. This would negatively impact TMTG’s ability to attract users and advertisers and increase engagement of TMTG’s users. TMTG expects to continue to make significant investments to maintain and improve the capacity, capability, and reliability of TMTG’s infrastructure. To the extent that TMTG does not effectively address capacity constraints, upgrade TMTG’s systems as needed and continually develop TMTG’s technology and infrastructure to accommodate actual and anticipated changes in technology, TMTG’s business and operating results may be harmed.

TMTG’s products may incorporate software that is highly technical and complex. TMTG’s software may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors in TMTG’s software code may only be discovered after the code has been released. Any errors, bugs, or vulnerabilities discovered in TMTG’s code after release could result in damage to TMTG’s reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect TMTG’s business and financial results.

TMTG cannot assure you that TMTG will effectively manage its growth. If TMTG fails to effectively manage its growth, TMTG’s business and operating results could be harmed.

TMTG may experience rapid growth in TMTG’s headcount and operations, which will place significant demands on TMTG’s management and operational and financial infrastructure. TMTG intends to make substantial investments to expand TMTG’s operations, research and development, sales and marketing and general and administrative organizations, as well as TMTG’s international operations. TMTG may face significant competition for employees, particularly engineers, designers and product managers, from other internet and high-growth companies, which include both publicly-traded and privately-held companies, and TMTG may not be able to hire new employees quickly enough to meet TMTG’s needs. To attract highly skilled personnel, TMTG believes it will need to offer highly competitive compensation packages. As TMTG continues to grow, TMTG may be subject to the risks of over-hiring, over-compensating TMTG’s employees and over- expanding TMTG’s operating infrastructure, and to the challenges of integrating, developing, and motivating a rapidly growing employee base in various countries around the world. In addition, TMTG may not be able to innovate or execute as quickly as a smaller, more efficient organization. If TMTG fails to effectively manage TMTG’s hiring needs and successfully integrate TMTG’s new hires, TMTG’s efficiency and ability to meet TMTG’s forecasts and TMTG’s employee morale, productivity and retention could suffer, and TMTG’s business and operating results could be adversely affected.

The growth and expansion of TMTG’s business and products create significant challenges for TMTG’s management, operational, and financial resources, including managing multiple relations with users, advertisers, platform developers, and other third parties. In the event of continued growth of TMTG’s operations or in the number of TMTG’s third-party relationships, TMTG’s information technology systems or TMTG’s internal controls and procedures may not be adequate to support TMTG’s operations. In addition, some members of TMTG’s management do not have significant experience managing a large global business operation, so TMTG’s management may not be able to manage such growth effectively. To effectively manage TMTG’s growth, TMTG must continue to improve TMTG’s operational, financial, and management processes and systems and to effectively expand, train, and manage TMTG’s employee base. As TMTG’s organization continues to grow, and TMTG is required to implement more complex organizational management structures, TMTG may find it increasingly difficult to maintain the benefits of TMTG’s corporate culture, including TMTG’s ability to quickly develop and launch new and innovative products. This could negatively affect TMTG’s business performance.

Computer malware, viruses, hacking, and phishing attacks, and spamming could harm TMTG’s business and results of operations. Spam could diminish the user experience on TMTG’s platform, which could damage TMTG’s reputation and deter TMTG’s current and potential users from using TMTG’s products and services.

Computer malware, viruses, hacking, and phishing attacks have become more prevalent in TMTG’s industry and may occur on TMTG’s systems in the future. Because of TMTG’s prominence, and the prominence and involvement of President Trump in TMTG, TMTG believes that TMTG is a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of TMTG’s products and technical infrastructure to the satisfaction of TMTG’s users may harm TMTG’s reputation and TMTG’s ability to retain existing users and attract new users.

“Spam” on Truth Social refers to a range of abusive activities that are prohibited by TMTG’s terms of service and is generally defined as unsolicited, repeated actions that negatively impact other users with the general goal of drawing user attention to a given account, site, product or idea. This includes posting large numbers of unsolicited mentions of a user, duplicating content, misleading links (e.g., to malware or click- jacking pages) or other false or misleading content, and aggressively following and un-following accounts, adding users to lists, sending invitations, retruthing and favoriting content to inappropriately attract attention. TMTG’s terms of service also prohibit the creation of serial or bulk accounts, using automation, for disruptive or abusive purposes, such as to truth spam or to artificially inflate the popularity of users seeking to promote themselves on Truth Social. Although TMTG will continue to invest resources to reduce spam on Truth Social, TMTG expects spammers will continue to seek ways to act inappropriately on TMTG’s platform. In addition, TMTG expects that increases in the number of users on TMTG’s platform will result in increased efforts by spammers to misuse TMTG’s platform. TMTG cannot guarantee you that TMTG will successfully and continuously combat spam, including by suspending or terminating accounts TMTG believes to be spammers and launching algorithmic changes focused on curbing abusive activities. TMTG’s actions to combat spam require the diversion of significant time and focus of TMTG’s engineering team from improving TMTG’s products and services. If spam increases on Truth Social, this could hurt TMTG’s reputation for delivering relevant content or reduce user growth and user engagement and result in continuing operational cost to us.

In addition, spammers attempt to use TMTG’s products to send targeted and untargeted spam messages to users, which may embarrass or annoy users and make Truth Social less user-friendly. TMTG cannot be certain that the technologies and employees tasked with defeating spamming attacks will be able to eliminate all spam messages from being sent on TMTG’s platform. As a result of spamming activities, TMTG’s users may use Truth Social less or stop using TMTG’s products altogether.

Misleading solicitations and digital advertisements, including solicitations that are unaffiliated with TMTG, could harm TMTG’s credibility or reputation.

Third-party Truth Social advertisers may seek to express or imply the endorsement of TMTG or President Trump in circumstances where no such endorsement exists. People may solicit customers to Truth Social, or purport to solicit customers to Truth Social, without TMTG’s knowledge and may even get paid in the process. The fundraising committee of a U.S. Senator’s campaign has sent several email solicitations which claim to be an exclusive opportunity to sign up for a “brand-new social site” launched by President Trump. The email solicitations specifically urge their recipients to join Truth Social with the message, “please don’t be the reason Trump’s social site fails.” Misleading solicitations could adversely impact TMTG’s user base, which may find them undesirable. It is possible that there are or will be more misleading advertisements or solicitations claiming affiliation with TMTG. If these misleading solicitations and ads damage the reputation of TMTG or the desire of people to use Truth Social, TMTG’s results of operations may be adversely affected.

Bot networks could disrupt Truth Social’s operations or degrade the Truth Social’s user experience.

Bots—software applications that are programmed to do certain tasks and imitate the behavior of humans— often attempt to proliferate on social media networks. TMTG prioritizes preventing, detecting, and eliminating bots from Truth Social. If these efforts are unsuccessful, bots could pose significant challenges to the smooth technical operation of the platform, impact the accuracy of certain data that TMTG may collect regarding user statistics, or degrade Truth Social’s user experience, which seeks to promote genuine interaction among humans.

TMTG plans to expand its operations abroad where TMTG has limited operating experience and may be subject to increased business and economic risks that could affect TMTG’s financial results.

TMTG plans to continue expanding TMTG’s business operations by offering TMTG’s products around the globe. TMTG has recently entered new international markets where TMTG has limited or no experience in marketing, selling, and deploying TMTG’s products. If TMTG fails to deploy or manage its operations in international markets successfully, its business may suffer. In addition, TMTG is subject to a variety of risks inherent in doing business internationally, including:

•	political, social, or economic instability;

•	risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, and unexpected changes in laws, regulatory requirements, and enforcement;

•	potential damage to TMTG’s brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;

•	fluctuations in currency exchange rates;

•	higher levels of credit risk and payment fraud;

•	enhanced difficulties of integrating any foreign acquisitions;

•	burdens of complying with a variety of foreign laws;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing and managing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;

•	compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions; and

•	compliance with statutory equity requirements and management of tax consequences.

If TMTG is unable to manage the complexity of its global operations successfully, its financial results could be adversely affected.

TMTG plans to make acquisitions that could require significant management attention, disrupt its business, result in dilution to its stockholders, and adversely affect its financial results.

As part of its business strategy, TMTG intends to make acquisitions to add specialized employees, complementary companies, products, or technologies. However, TMTG has not made any such strategic acquisitions to date. As a result, its ability to successfully acquire and integrate larger or more significant companies, products, or technologies is unproven. In the future, TMTG may not be able to find other suitable acquisition candidates, and TMTG may not be able to complete acquisitions on favorable terms, if at all. TMTG’s future acquisitions may not achieve its goals, and any future acquisitions that TMTG completes could be viewed negatively by users, developers, advertisers, or investors. In addition, if TMTG fails to successfully integrate any acquisitions, or the technologies associated with such acquisitions, into Truth Social, or any future product offerings, the revenue and operating results of TMTG could be adversely affected. Any integration process may require significant time and resources, and TMTG may not be able to manage the process successfully. TMTG may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. TMTG may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect TMTG’s financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to TMTG’s stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede TMTG’s ability to manage TMTG’s operations.

TMTG may be subject to greater risks than typical social media platforms because of the focus of its offerings and the involvement of President Trump. These risks include active discouragement of users, harassment of advertisers or content providers, increased risk of hacking of TMTG’s platform, lesser need for Truth Social if First Amendment speech is no longer believed to be suppressed by other similar platforms, criticism of Truth Social for its moderation practices, and increased stockholder suits.

TMTG is aware that big tech platforms, such as YouTube, “de-monetize” certain content because they disagree with its message. There have been numerous calls to ban or encourage advertisers to boycott content providers who express or permit views contrary to the prevailing narrative. It is likely that these same people calling for boycotts will seek to do the same for companies that may advertise on Truth Social. To the extent these calls are successful, or the mere threat of them sufficient, to prevent advertisers from appearing on TMTG’s platform, TMTG may not generate the revenues TMTG anticipates and the price of TMTG’s stock could decline as a result.

To foster a flourishing digital public forum, TMTG seeks to prevent illegal and other prohibited content from contaminating its platform. In accordance with Truth Social’s terms of service, illegal and prohibited content includes, but is not limited to, depictions or threats of violence, harassment, incitement of or threats of physical harm. Using human moderators and an artificial intelligence vendor known as HIVE, Truth Social has developed what TMTG believes is a robust, fair, and viewpoint-neutral moderation system and that its moderation practices are consistent with, and indeed help facilitate, TMTG’s objective of maintaining “a public, real-time platform where any user can create content, follow other users, and engage in an open and honest global conversation without fear of being censored or cancelled due to their political viewpoints.” However, there is a risk that TMTG’s moderation practices will be criticized as inconsistent with its promotion of free-speech principles or may result in inadvertent violations of Truth Social’s terms of use as Truth Social’s user base increases and becomes increasingly more challenging to moderate adherence to such terms. To the extent that TMTG is unable to prevent illegal or other prohibited content from appearing on the Truth Social platform, users and/or advertisers may find the Truth Social platform less appealing, which could have an adverse effect on TMTG’s ability to attract grow its advertisers and user base, negatively impacting TMTG’s revenues and jeopardizing Truth Social’s access to the Apple and Google Play stores, the latter of which delayed its initial approval of the app due to alleged violations of Google’s content-moderation policies.

In July 2023, U.S. District Court Judge Terry Doughty issued a preliminary injunction barring numerous federal officials and agencies — including Surgeon General Vivek Murthy, Health and Human Services Secretary Xavier Becerra, White House press secretary Karine Jean-Pierre and all employees of the Justice Department and FBI — from having any contact with social media firms for the purpose of discouraging or removing First Amendment-protected speech. The judge’s decision cites a wide range of topics that he found “were suppressed” on social media at the urging of administration officials, including opposition to COVID-19 vaccines, masking, lockdowns and the lab-leak theory; opposition to President Biden’s and other officials’ policies; and the statements supporting the authenticity of the contents of a laptop abandoned by President Biden’s son, Hunter Biden, at a Delaware computer shop. (On October 20, 2023, the United States Supreme Court stayed Judge Doughty’s injunction, as modified by the United States Court of Appeals for the Fifth Circuit, pending a forthcoming Supreme Court ruling in this matter.) To the extent that Judge Doughty’s opinion signals increasing judicial enforcement of free speech rights against big tech tyrants otherwise inclined to suppress them, such enforcement could reduce Truth Social’s comparative advantage. All social media sites are subject to risks of hackers or people who try to disrupt their operations and post false or malicious information or make it seem as if innocent third persons are posting such information. Such people may also try to steal personal information about TMTG’s users. TMTG believes it will be subject to greater risks in this regard than other social media companies currently are. Accordingly, TMTG will have to spend more money to build more robust security to protect against these attacks. There can be no assurance that these efforts will be successful. Any increase of expenditures to protect against attacks will increase TMTG’s expense and thus, decrease its ability to achieve and remain profitable. In the event these attacks are successful, TMTG will have to devote resources to correct problems as well as possibly pay damages to its users for losses they suffer.

TMTG is a Delaware corporation which allows TMTG’s stockholders certain rights under Delaware law to information and to make inquiries of the TMTG Board. It is possible that people will invest in TMTG’s common stock simply with the intention to see such information and disrupt TMTG’s management and board’s attention on TMTG’s business. The costs of these matters will increase TMTG’s expenses and thus decrease TMTG’s ability to achieve profitability and remain profitable.

TMTG depends on numerous third-parties to operate successfully, and many of these third parties may not want to engage with TMTG to provide any services. This may limit TMTG’s ability to operate, raise capital, or generate revenue.

To operate successfully, TMTG relies on third parties to provide services such as web hosting, content monitoring and technology development. TMTG also partners with third parties to provide various non-technical business services, and generates revenue from third-party advertisers who place advertisements on Truth Social via TMTG’s advertising partners. To date, several potential third-party partners have expressed an unwillingness or reluctance to work on TMTG’s products or provide services for reasons including TMTG’s connection with President Trump. To the extent TMTG needs to raise additional capital or generate additional advertising revenue, TMTG will need to engage with investment bankers, investors, or prospective advertisers, and it is possible that some third parties will refuse to engage with TMTG. For example, it was widely reported that at least one of the initial investors of Digital World sold their stock rather than invest in a company associated with President Trump. If TMTG is unable to successfully engage third parties, TMTG’s ability to develop and improve its products, raise additional capital, or generate advertising revenue will be limited. Additionally, if current technical or non-technical service providers discontinue an existing relationship with TMTG, such discontinuity could disrupt or cause inconvenience to TMTG’s business operations until replacement service providers are identified and engaged.

Risks Related to President Donald J. Trump

TMTG’s success depends in part on the popularity of its brand and the reputation and popularity of President Donald J. Trump. The value of TMTG’s brand may diminish if the popularity of President Trump were to suffer. Adverse reactions to publicity relating to President Trump, or the loss of his services, could adversely affect TMTG’s revenues, results of operations and its ability to maintain or generate a consumer base.

While TMTG believes there is sufficient demand for a true free speech platform, the image, reputation, popularity and talent of President Trump will be important factors to its success. According to The Hill-HarrisX polls, only one-third of voters surveyed said they would use a social media site associated with President Trump. In addition, according to a survey published in The New York Post, only 61% of Republicans would use the Truth Social platform “a lot” or “some” of the time. In order to be successful, TMTG will need millions of those people to register and regularly use TMTG’s platform. If President Trump becomes less popular or there are new controversies that damage his credibility or the desire of people to use a platform associated with him, and from which he will derive financial benefit, TMTG’s results of operations could be adversely affected.

The death, incarceration, or incapacity of President Trump, or discontinuation or limitation of his relationship with TMTG, may negatively impact TMTG’s business.

TMTG is highly dependent on the popularity and presence of President Trump, its largest stockholder. President Trump has a significant influence on TMTG’s business plan. TMTG believes President Trump’s reputation and relationships are a critical element to the success of TMTG’s business. TMTG’s future success will depend, to a significant extent, upon the continued presence and popularity of President Trump. If President Trump were to discontinue his relationship with TMTG due to death, disability, criminal conviction, incarceration, or any other reason, or limit his involvement with TMTG due to his ongoing candidacy for political office, TMTG would be significantly disadvantaged.

President Donald J. Trump is the subject of numerous legal proceedings, the scope and scale of which are unprecedented for a former President of the United States and current candidate for that office. An adverse outcome in one or more of the ongoing legal proceedings in which President Donald J. Trump is involved could negatively impact TMTG and its Truth Social platform.

On September 21, 2022, the Attorney General of the State of New York—who pledged to pursue President Trump even before taking office—launched a civil suit against President Trump and affiliated individuals and entities. Included among these affiliated entities was The Trump Organization. Donald J. Trump, Jr., who is a TMTG director, is the Executive Vice President of The Trump Organization.

The suit alleged business fraud relating to misrepresentations in the preparation of President Trump’s annual statements of financial condition in the years 2011 through 2021. President Trump had previously been held in civil contempt in April 2022 for failing to comply with a subpoena for documents during the course of the New York Attorney General’s investigation related to these charges. In June 2023, a New York appeals court narrowed the fraud case, the trial for which commenced in October 2023 and closing oral arguments were concluded on January 11, 2024.

On March 30, 2023, the Manhattan District Attorney indicted President Trump on 34 counts of falsifying business records in the first degree under the New York State Penal Law, in connection with a so-called “hush money” payment made before the 2016 presidential election. President Trump has pleaded not guilty to all 34 charges, and a trial has been scheduled to begin in New York state court on March 25, 2024.

On May 9, 2023, a jury found President Trump liable for both battery and defamation against E. Jean Carroll, and Ms. Carroll was awarded $5 million in total damages for both claims (the latter of which arose from a 2022 post by President Trump on Truth Social). The jury also determined that Ms. Carroll did not prove, by a preponderance of the evidence, that President Trump raped her. On July 19, 2023, a federal district court judge denied President Trump’s request for a new trial and/or reduction in damages. President Trump appealed, and a panel of the U.S. Court of Appeals heard oral arguments on October 23, 2023. On January 26, 2024, following a second civil trial in the U.S. District Court for the Southern District of New York, Ms. Carroll was awarded an additional $83.3 million in connection with statements made by President Trump in 2019. On February 7, 2024, the judge denied President Trump’s motion for a mistrial. President Trump’s countersuit against Ms. Carroll for defamation was dismissed on August 7, 2023.

On June 8, 2023, President Trump was indicted on 37 federal charges, including willful retention of national defense information related to documents seized during an FBI raid at Mar-a-Lago in August 2022. The indictment did not address President Trump’s authority with respect to such information under the Presidential Records Act, and President Trump pleaded not guilty to all 37 charges. On July 27, 2023, a superseding indictment added three additional charges against President Trump. A trial in the U.S. District Court for the Southern District of Florida has been scheduled to begin on May 20, 2024.

On August 1, 2023, President Trump was indicted on four federal charges—conspiracy to violate rights, conspiracy to defraud the government, and one count each of obstructing an official proceeding and conspiring to do so—in connection with the 2020 election and events related to the certification thereof on January 6, 2021. President Trump pleaded not guilty, and a trial in the U.S. District Court for the District of Columbia was previously scheduled to begin on March 4, 2024. However, in light of an ongoing appeal, that trial date was vacated on February 2, 2024. On December 1, 2023, the U.S. District Court for the District of Columbia ruled that President Trump was not immune from prosecution in this matter, which was affirmed by a panel of the U.S. Court of Appeals for the D.C. Circuit on February 6, 2024. Separately, on December 1, 2023, the U.S. Court of Appeals for the District of Columbia Circuit ruled that President Trump is not immune from certain civil claims in connection with the events of January 6, 2021.

On August 14, 2023, President Trump and 18 co-defendants were indicted on state racketeering charges brought by the district attorney in Fulton County, Georgia in connection with the aftermath of the 2020 election. In September and October 2023, four of President Trump’s co-defendants pleaded guilty. President Trump pleaded not guilty. In November 2023, the prosecutor requested an August 5, 2024 trial date. On January 25, 2024, President Trump filed a motion to join a co-defendant’s motion to dismiss the grand jury indictment and disqualify the district attorney. As of February 9, 2024, no trial date for President Trump has been set.

The foregoing does not purport to be an exhaustive list of legal proceedings in which President Trump is or has been involved. In June 2016, USA Today published an analysis of litigation involving President Trump, which found that over the previous three decades President Trump and his businesses had been involved in at least 3,500 legal cases in U.S. federal and state courts. Of the approximately 3,500 suits, President Trump or one of his companies were plaintiffs in 1,900; defendants in 1,450; and bankruptcy, third party, or other in 150. President Trump was named personally in at least 169 suits in federal court. Over 150 other cases were in the Seventeenth Judicial Circuit Court of Florida (covering Broward County, Florida) since 1983. In the 1,300 cases where the record establishes the outcome, President Trump settled 175 times, lost 38, won 450, and had another 137 cases end with some other outcome. In the other 500 cases, judges dismissed plaintiffs’ claims against President Trump. However, you should not rely on or infer any trends based on the disposition of such prior cases against President Trump as no assurance can be given regarding the results of the pending legal proceedings.

Although TMTG is not a party to any of the above-referenced matters, TMTG cannot predict what effect, if any, an adverse outcome to such matters, or even their continued existence, may have on President Trump’s personal reputation and TMTG’s business or prospects.

A publicly-traded entity controlled by President Trump has previously been subject to a cease and desist order issued by the Securities and Exchange Commission.

On January 16, 2002, the SEC issued a cease and desist order against Trump Hotels & Casino Resorts, Inc. (“THCR”) for violations of the anti-fraud provisions of the Exchange Act. As discussed in more detail in the SEC Release No. 45287, on October 25, 1999, THCR had issued a press release announcing its results for the third quarter of 1999 (the “Earnings Release”). To announce those results, the Earnings Release used a net income figure that differed from net income calculated in conformity with U.S. GAAP. Using that non-GAAP figure, the Earnings Release touted THCR’s purportedly positive operating results for the quarter and stated that the Company had beaten analysts’ earnings expectations. The Earnings Release was materially misleading because it created the false and misleading impression that THCR had exceeded earnings expectations primarily through operational improvements, when in fact it had not. The Earnings Release expressly stated that the net income figure excluded a one-time charge. The undisclosed one-time gain was material, because it represented the difference between positive trends in revenues and earnings and negative trends in revenues and earnings, and the difference between exceeding analysts’ expectations and falling short of them. SEC stated that by knowingly or recklessly issuing a materially misleading press release, THCR violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The SEC accepted THCR’s offer of settlement.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on its business and operating results and cause a decline in the price of TMTG Common Stock.

A number of companies that were associated with President Trump have filed for bankruptcy. There can be no assurances that TMTG will not also become bankrupt.

Entities associated with President Trump have filed for bankruptcy protection in the past. The Trump Taj Mahal, which was built and owned by President Trump, filed for Chapter 11 bankruptcy in 1991. The Trump Plaza, the Trump Castle, and the Plaza Hotel, all owned by President Trump at the time, filed for Chapter 11 bankruptcy in 1992. THCR, which was founded by President Trump in 1995, filed for Chapter 11 bankruptcy in 2004. Trump Entertainment Resorts, Inc., the new name given to Trump Hotels & Casino Resorts after its 2004 bankruptcy, declared bankruptcy in 2009. While all of the foregoing were in different businesses than TMTG, there can be no guarantee that TMTG’s performance will exceed the performance of those entities.

A number of companies that had license agreements with President Trump have failed. There can be no assurances that TMTG will not also fail.

Trump Shuttle, Inc., launched by President Trump in 1989, defaulted on its loans in 1990 and ceased to exist by 1992. Trump University, founded by President Trump in 2005, ceased operations in 2011 amid lawsuits and investigations regarding that company’s business practices. Trump Vodka, a brand of vodka produced by Drinks Americas under license from The Trump Organization, was introduced in 2005 and discontinued in 2011. Trump Mortgage, LLC, a financial services company founded by President Trump in 2006, ceased operations in 2007. GoTrump.com, a travel site founded by President Trump in 2006, ceased operations in 2007. Trump Steaks, a brand of steak and other meats founded by President Trump in 2007, discontinued sales two months after its launch. While all these businesses were in different industries than TMTG, there can be no guarantee that TMTG’s performance will exceed the performance of these entities.

The terms of a license agreement with President Trump is not terminable by TMTG when it may be desirable to TMTG. The license agreement does not require President Trump to use Truth Social in certain circumstances.

The License Agreement includes a provision that obligates President Trump to make any non-political social media post from any of his personal (i.e., non-business) accounts on Truth Social and to refrain from making the same post on another social media site for 6 hours (the “Exclusivity Obligation”). Thereafter, he is free to post on any site to which he has access. Thus, TMTG has limited time to benefit from his posts and followers may not find it compelling to use Truth Social to read his posts that quickly.

In addition, he may make any post that he deems, in his sole discretion, to be politically-related on any social media site at any time, regardless of whether that post originates from a personal account. As a candidate for president, most or all of President Trump’s social media posts may be deemed by him to be politically related. Consequently, TMTG may lack any meaningful remedy if President Trump minimizes his use of Truth Social.

President Trump may terminate the Exclusivity Obligation upon thirty days prior written notice provided at any time on or after February 2, 2025. From and after termination of the Exclusivity Obligation, President Trump must make reasonable, good faith efforts to contemporaneously post on Truth Social any non-political posts that he makes from a personal account to another social media platform. However, that obligation is also subject to the exception for posts that President Trump deems, in his sole discretion, to be politically-related.

Under the License Agreement with President Trump, neither the personal nor political conduct of President Trump, even if such conduct could negatively reflect on TMTG’s reputation or brand or be considered offensive, dishonest, illegal, immoral, or unethical, or otherwise harmful to TMTG’s brand or reputation, shall be considered a breach of the license agreement. TMTG expressly acknowledges the controversial nature of being associated with President Trump and the possibility of any associated controversies affecting TMTG adversely.

TMTG Sub may not terminate the License Agreement based on the personal or political conduct of President Trump, even if such conduct could negatively reflect on TMTG’s reputation or brand or be considered offensive, dishonest, illegal, immoral, or unethical, or otherwise harmful to TMTG’s brand or reputation. Further, TMTG Sub may be obligated to indemnify President Trump for losses of any type that relate in any way to the License Agreement, including any such losses attributable to President Trump’s own offensive, dishonest, illegal, immoral, unethical or otherwise harmful conduct.

Risks Related to Ownership of TMTG Common Stock

Nasdaq may delist TMTG’s securities from trading on its exchange, which could limit investors’ ability to make transactions in TMTG’s securities and subject TMTG to additional trading restrictions.

TMTG’s securities are currently listed on Nasdaq. However, TMTG cannot assure you that its securities will continue to be listed on Nasdaq in the future. In order to continue listing its securities on Nasdaq, TMTG must maintain certain financial, distribution and stock price levels. Generally, TMTG must maintain a minimum number of holders of its securities (generally 400 public holders). Additionally, TMTG is required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, TMTG’s stock price would generally be required to be at least $4.00 per share and TMTG will be required to have a minimum of 400 public holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) in order to remain listed on Nasdaq. TMTG cannot assure you that TMTG will be able to meet those requirements.

If Nasdaq delists TMTG’s securities from trading on its exchange and TMTG is not able to list its securities on another national securities exchange, TMTG expects its securities could be quoted on an over-the-counter market. If this were to occur, TMTG could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	reduced liquidity for its securities;

•
a determination that TMTG’s common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for TMTG’s securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of TMTG’s common stock may decline as a result of the Business Combination.

The market price of TMTG’s common stock may decline as a result of the Business Combination for a number of reasons including if:

•	investors react negatively to the prospects of TMTG’s business;

•	the effect of the Business Combination on TMTG’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	TMTG does not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial or industry analysts.

TMTG has broad discretion in the use of the net proceeds post-Closing and may not use them effectively.

TMTG cannot specify with any certainty the particular uses of the net proceeds that TMTG received pursuant to the Business Combination. TMTG’s Management has broad discretion in the application of the net proceeds, including working capital, possible acquisitions, and other general corporate purposes, and TMTG may spend or invest these proceeds in a way with which the stockholders disagree. The failure by TMTG’s Management to apply these funds effectively could harm TMTG’s business and financial condition. Pending their use, TMTG may invest the net proceeds from the offering in a manner that does not produce income or that loses value.

President Trump will have the right to terminate the License Agreement if any products or services ever fail to satisfy the highest standards for quality and reputation unless such failure is cured immediately (but not later than 30 days) after notification, regardless of whether TMTG is listed on a public stock exchange.

The License Agreement provides that, if it is not sooner terminated, the term of the License Agreement will continue in perpetuity, except that it may be terminated by TMTG Sub for convenience or by President Trump for a breach of TMTG Sub’s obligation to ensure that any products or services offered or marketed using President Trump’s name or likeness meet the highest standards of quality and reputation if such breach is not cured immediately (but not later than 30 days) after notification.

TMTG may inadvertently trigger President Trump’s right to terminate the License Agreement.

TMTG may inadvertently violate the foregoing requirement regarding quality and reputation, because that requirement is phrased in highly subjective terms, and it may not be practicable to cure any such violation within the 30-day period specified in the License Agreement.

President Trump holds approximately 57.6% of the outstanding TMTG Common Stock, which control limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

President Trump beneficially owns approximately 57.6% of the voting power of the outstanding TMTG Common Stock. Accordingly, where a majority or plurality vote is required, as applicable, President Trump will be able to determine the outcome of matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. President Trump may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of TMTG, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of TMTG and might ultimately affect the value of TMTG Common Stock.

President Trump will, as a controlling stockholder, be entitled to vote his shares in his own interests, which may not always be in the interests of TMTG’s stockholders generally.

An active market for TMTG’s securities may not develop, which would adversely affect the liquidity and price of TMTG’s securities.

The price of TMTG’s securities may vary significantly due to factors specific to TMTG as well as to general market or economic conditions. Furthermore, an active trading market for TMTG securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

TMTG’s common stock price may change significantly and you could lose all or part of your investment as a result.

The trading price of TMTG Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of TMTG Common Stock at an attractive price due to a number of factors such as those listed in “Risks Related to TMTG” and the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from TMTG’s competitors;

•	changes in expectations as to TMTG’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally;

•	strategic actions by TMTG or its competitors;

•	announcements by TMTG or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

•	announcements of estimates by third parties of actual or anticipated changes in the size of TMTG’s user base or the level of user engagement;

•	any significant change in TMTG’s management;

•	changes in general economic or market conditions or trends in TMTG’s industry or markets;

•	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to TMTG’s business;

•
additional shares of TMTG securities being sold or issued into the market by TMTG or any of the existing stockholders or the anticipation of such sales, including if TMTG issues shares to satisfy restricted stock unit related tax obligations or if existing stockholders sell shares into the market when applicable “lock-up” periods end;

•	investor perceptions of the investment opportunity associated with TMTG Common Stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by TMTG or third parties, including TMTG’s filings with the SEC;

•	litigation involving TMTG, TMTG’s industry, or both, or investigations by regulators into TMTG’s operations or those of TMTG’s competitors;

•	guidance, if any, that TMTG provides to the public, any changes in this guidance or TMTG’s failure to meet this guidance;

•	the development and sustainability of an active trading market for TMTG Common Stock;

•	actions by institutional or activist stockholders;

•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of TMTG Common Stock, regardless of TMTG’s actual operating performance. In addition, price volatility may be greater if the public float and trading volume of TMTG Common Stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If TMTG was involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from TMTG’s business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on TMTG Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your TMTG Common Stock at a price greater than what you paid for it.

TMTG intends to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of TMTG’s common stock will be at the sole discretion of TMTG’s Board. The TMTG Board may take into account general and economic conditions, TMTG’s financial condition and results of operations, TMTG’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by TMTG to its stockholders or by its subsidiaries to it and such other factors as TMTG’s Board may deem relevant. As a result, you may not receive any return on an investment in TMTG Common Stock unless you sell your TMTG Common Stock for a price greater than that which you paid for it.

TMTG stockholders may experience dilution in the future.

The percentage of shares of TMTG Common Stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that TMTG may grant to its directors, officers and employees, exercise of the TMTG Warrants. Such issuances may have a dilutive effect on TMTG’s earnings per share, which could adversely affect the market price of TMTG Common Stock.

If securities or industry analysts do not publish research or reports about TMTG’s business, if they change their recommendations regarding TMTG Common Stock or if TMTG’s operating results do not meet their expectations, the TMTG Common Stock price and trading volume could decline.

The trading market for TMTG Common Stock will depend in part on the research and reports that securities or industry analysts publish about TMTG or its businesses. If no securities or industry analysts commence coverage of TMTG, the trading price for TMTG Common Stock could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover TMTG downgrade its securities or publish unfavorable research about its businesses, or if TMTG’s operating results do not meet analyst expectations, the trading price of TMTG Common Stock would likely decline. If one or more of these analysts cease coverage of TMTG or fail to publish reports on TMTG regularly, demand for TMTG’s common stock could decrease, which might cause TMTG’s common stock price and trading volume to decline.

Future sales, or the perception of future sales, by TMTG or its stockholders in the public market could cause the market price for TMTG’s common stock to decline.

The sale of shares of TMTG Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of TMTG Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for TMTG to sell equity securities in the future at a time and at a price that it deems appropriate.

In connection with the Merger, certain existing TMTG stockholders, who own 70.7% shares of TMTG Common Stock following the Closing agreed, subject to certain exceptions, not to dispose of or hedge any of their shares of TMTG Common Stock or securities convertible into or exchangeable for shares of TMTG Common Stock during the period from the date of the Closing continuing through the earliest of: (i) the six-month anniversary of the Closing, (ii) the date on which the Closing price of TMTG Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing, and (iii) such date on which TMTG completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of TMTG’s stockholders having the right to exchange their shares of TMTG Common Stock for cash, securities or other property.

In addition, the shares of TMTG Common Stock reserved for future issuance under the 2024 Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total number of shares representing 7.5% of the fully diluted, and as converted, outstanding shares of TMTG Common Stock immediately following the Closing of the Merger, taking into account any additional shares that may be issued pursuant to the Earnout Shares, are expected to be reserved for future issuance under the Equity Incentive Plan. TMTG is expected to file one or more registration statements on Form S-8 under the Securities Act to register shares of TMTG Common Stock or securities convertible into or exchangeable for shares of TMTG Common Stock issued pursuant to the Equity Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, TMTG may also issue its securities in connection with investments or acquisitions. The amount of shares of TMTG Common Stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of TMTG Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to TMTG stockholders.

TMTG is an emerging growth company within the meaning of the Securities Act, and if TMTG takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

TMTG is an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. TMTG may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, TMTG stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find securities issued by TMTG less attractive because TMTG will rely on these exemptions. If some investors find those securities less attractive as a result of its reliance on these exemptions, the trading prices of TMTG’s securities may be lower than they otherwise would be, there may be a less active trading market for TMTG’s securities and the trading prices of TMTG’s securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. TMTG has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, TMTG, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of TMTG’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

TMTG will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the closing of the Digital World IPO, (ii) the last day of the fiscal year in which TMTG has total annual gross revenue of at least $1.07 billion; (iii) the last day of the fiscal year in which TMTG is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of TMTG Common Stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which TMTG has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

TMTG may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous for TMTG warrant holders.

TMTG has the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of TMTG Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date TMTG sends the notice of Redemption to the warrant holders. If and when the Public Warrants become redeemable by TMTG, it may exercise its Redemption right if there is a current registration statement in effect with respect to the shares of TMTG Common Stock underlying such Warrants.

If you are a holder of Public Shares and you exercise your Redemption Rights, such redemption will not result in the loss of any Public Warrants that you may hold. In the maximum redemption scenario in which 18,150,318 Public Shares are redeemed, such redeeming Public Stockholders will retain an aggregate of 5,297,012 Public Warrants, which have an aggregate value of approximately $145,138,129 based on the closing price of our Public Warrants on the Nasdaq of $27.40 on March 28, 2024. Each such Public Warrant will become exercisable to purchase one share of TMTG Common Stock at an exercise price of $11.50 per share 30 days after the Closing. To the extent such Public Warrants are exercised, additional shares of TMTG Common Stock will be issued, which will result in dilution to the then existing holders of TMTG Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of TMTG Common Stock and may result in volatility in the trading price of our securities. The Public Warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

In addition, once the Public Warrants become exercisable, TMTG may redeem the outstanding Public Warrants at a price of $0.01 per warrant, if the last sale price of TMTG Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third business day before TMTG sends the notice of redemption to the Public Warrant holders. For context, as of the close of trading on March 28, 2024, the trading price of the TMTG Common Stock on the Nasdaq was $61.96.

Redemption of the outstanding Public Warrants could force a holder thereof to: (i) exercise its Warrants and pay the related exercise price at a time when it may be disadvantageous for it to do so; (ii) sell its Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (iii) accept the nominal Redemption price which, at the time the outstanding Public Warrants are called for Redemption, is likely to be substantially less than the market value of its Public Warrants.

TMTG’s disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

TMTG is subject to certain reporting requirements of the Exchange Act. TMTG’s disclosure controls and procedures will be designed to reasonably assure that information required to be disclosed in reports to file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. TMTG believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in the control system, misstatements, or insufficient disclosures due to error or fraud may occur and not be detected.

TMTG incurs and will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

TMTG faces increased legal, accounting, administrative and other costs and expenses as a public company that TMTG did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require TMTG to carry out activities TMTG had not previously done as a private company. For example, TMTG created new board committees and adopted new internal controls and disclosure controls and procedures as a result of the Business Combination. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, TMTG could incur additional costs rectifying those issues, and the existence of those issues could adversely affect TMTG’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with TMTG’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the TMTG Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Additionally, if TMTG’s directors and executive officers are not able to develop the necessary expertise, procedures and processes, TMTG may be unable to report its financial information on a timely or accurate basis, which could subject TMTG to regulatory consequences. These increased costs will require TMTG to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

TMTG is a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, qualifies for exemptions from certain corporate governance requirements. TMTG relies on these exemptions, and as such its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

President Trump beneficially owns approximately 57.6% of the voting power of TMTG Common Stock and therefore TMTG is a “controlled company” within the meaning of applicable rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•	that a majority of the board consists of independent directors;

•	for an annual performance evaluation of the nominating and corporate governance and compensation committees;

•
that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

TMTG intends to rely on these exemptions going forward. As a result, TMTG’s stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

For more information, see the section entitled “Risk Factors — Risks Related President Donald J. Trump — President Trump will hold approximately 57.6% of the outstanding shares of TMTG Common Stock, which control limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.”

The future exercise of registration rights may adversely affect the market price of TMTG common stock.

Certain of TMTG’s stockholders will have registration rights for restricted securities. TMTG is obligated to register certain securities, including all of the shares of TMTG Common Stock held by ARC and shares of common stock received by certain significant Private TMTG stockholders as part of the Business Combination. TMTG is obligated to (i) file a resale “shelf” registration statement to register such securities by April 15, 2024 and (ii) use reasonable best efforts to cause such registration statement to be declared effective by the SEC as soon as reasonably practicable after the filing. In addition, pursuant to the terms of the Digital World Convertible Notes, and the Digital World Alternative Warrants and Digital World Alternative Financing Notes, we are obligated to register all of the shares of TMTG Common Stock issuable upon their conversion or exercise. Sales of a substantial number of shares of TMTG Common Stock pursuant to the resale registration statement in the public market could occur at any time the registration statement remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of TMTG Common Stock.

TMTG may redeem the unexpired Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their Warrants worthless.

TMTG has the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date TMTG sends the notice of Redemption to the warrant holders. If and when the Warrants become redeemable by TMTG, TMTG may exercise its Redemption right even if TMTG is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Additionally, 90 days after the Warrants become exercisable, TMTG may redeem all (but not less than all) of the outstanding Warrants at $0.01 per warrant upon a minimum of 30 days’ prior written notice of Redemption if the following conditions are satisfied: (i) the last reported sale prices of TMTG Common Stock equals or exceeds $10.20 (as may be adjusted for stock splits, stock dividends, reorganizations, recapitalizations or the like) on the trading day prior to the date of the notice; (ii) the Placement Warrants are also concurrently exchanged at the same price as the outstanding Public Warrants; and (iii) there is an effective registration statement covering the issuance of the shares of TMTG Common Stock issuable upon exercise of the Warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of Redemption is given. In either case, Redemption of the outstanding Warrants could force a holder (i) to exercise its Warrants and pay the exercise price therefor at a time when it may be disadvantageous for it to do so, (ii) to sell its Warrants at the then-current market price when it might otherwise wish to hold its Warrants or (iii) to accept the nominal Redemption price which, at the time the outstanding Warrants are called for Redemption, is likely to be substantially less than the market value of its Warrants.

Delaware law and TMTG’s certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Amended Charter, TMTG’s bylaws, and the DGCL contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the TMTG Board and therefore depress the trading price of TMTG’s Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the TMTG Board or taking other corporate actions, including effecting changes in the management of TMTG. Among other things, the Amended Charter and TMTG’s bylaws, as applicable, include provisions regarding:

•	a classified Board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the TMTG Board;

•
the ability of the TMTG Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the limitation of the liability of, and the indemnification of, TMTG’s directors and officers;

•
the exclusive right of the TMTG Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the TMTG Board;

•	the requirement that directors may only be removed from the TMTG Board for cause;

•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

•
the limitation that stockholders may only call a special meeting by the request, in writing, of stockholders owning individually or together 10% or more of TMTG’s entire capital stock, issued and outstanding and entitled to vote, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	the procedures for the conduct and scheduling of TMTG Board and stockholder meetings;

•
the requirement for the affirmative vote of holders of at least 2/3 of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of the Amended Charter or TMTG’s bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the TMTG Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•
the ability of the TMTG Board to amend the bylaws, which may allow the TMTG Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to the TMTG Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the TMTG Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of TMTG.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the TMTG Board or Management.

Furthermore, under the Amended Charter, TMTG expressly opted out of certain statutory “anti-takeover” provisions under the provisions of Section 203 of the DGCL, an anti-takeover law. In general, Section 203 of the DGCL which may prohibit certain business combinations with stockholders owning 15% or more of TMTG’s outstanding voting stock. These anti-takeover provisions and other make it more difficult for stockholders or potential acquirers to obtain control of companies. Because of TMTG’s express opt out of these anti-takeover provisions, it may be easier for such persons or entities to initiate actions that are opposed by the then-current TMTG Board and more difficult to delay or impede a merger, tender offer or proxy contest involving TMTG. The lack of the applicability of these provisions could lead to proxy contests and facilitate stockholders’ ability to elect directors of their choosing or cause TMTG to take other corporate actions desired by some but not all or a majority of stockholders. Any of these actions could cause the market price of TMTG’s Common Stock to decline or times of increased volatility. Nonetheless, TMTG may enter into a stockholder rights plan, commonly known as a “poison pill,” that may delay or prevent a change of control.

Any provision of the Amended Charter, TMTG’s bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of TMTG’s capital stock, deprive stockholders from considering proposals they may believe to be in their best interests, and, consequently, could also affect the price that some investors are willing to pay for TMTG’s Common Stock.

The Amended Charter designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between TMTG and its stockholders, and also provides that the U.S. District Court for the Southern District of Florida will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit the ability of TMTG’s stockholders to choose the judicial forum for disputes with TMTG or its directors, officers, or employees.

The Amended Charter provides that, unless TMTG consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on its behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of its directors, officers, or other employees to TMTG or its stockholders, (iii) any action arising pursuant to any provision of the DGCL, or the certificate of incorporation or the bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine id the Court of Chancery of the State of Delaware except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a Court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. The Amended Charter also provides that the U.S. District Court for the Southern District of Florida is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. TMTG’s bylaws also provide that any person or entity purchasing or otherwise acquiring any interest in shares of TMTG’s capital stock will be deemed to have notice of and to have consented to this choice of forum provision. The exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision may not be held to apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is uncertainty as to the extent to which a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of TMTG’s securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with TMTG or its directors, officers or other employees, which may discourage lawsuits against TMTG and its directors, officers and other employees. If a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, TMTG may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

TMTG’s management team may not successfully or efficiently manage its transition to being a public company.

As a public company, TMTG will incur new obligations relating to its reporting, procedures and internal controls. These new obligations and attendant scrutiny will require investments of significant time and energy from TMTG’s executives and could divert their attention away from the day-to-day management of TMTG’s business, which in turn could adversely affect TMTG’s financial condition or operating results.

The members of TMTG’s management team have extensive experience leading complex organizations. However, they have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that specifically govern public companies.

TMTG has agreed to indemnify TMTG’s officers and directors against lawsuits to the fullest extent of the law.

TMTG is a Delaware corporation. Delaware law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Delaware law also authorizes Delaware corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. TMTG’s organizational documents provide for this indemnification to the fullest extent permitted by Delaware law.

On the Closing, TMTG obtained director and officer liability insurance to cover liabilities TMTG’s directors and key executive officers may incur in connection with their services to TMTG. There is no guarantee that such insurance coverage will protect TMTG from any damages or loss claims filed against it, or that such coverage will be available on reasonable economic terms satisfactory and acceptable to TMTG.

If TMTG does not file and maintain a current and effective prospectus relating to the TMTG Common Stock issuable upon exercise of the Warrants, holders will only be able to exercise such Warrants on a “cashless basis.”

If TMTG does not file and maintain a current and effective prospectus relating to the TMTG Common Stock issuable upon exercise of the Warrants at the time that holders wish to exercise such Warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of TMTG Common Stock that holders will receive upon exercise of the Warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their Warrants for cash if a current and effective prospectus relating to TMTG Common Stock issuable upon exercise of the Warrants is available. Under the terms of the warrant agreement, TMTG has agreed to use its best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to TMTG Common Stock issuable upon exercise of the Warrants until the expiration of the Warrants. However, TMTG cannot assure you that it will be able to do so. If TMTG is unable to do so, the potential “upside” of the holder’s investment in TMTG may be reduced or the Warrants may expire worthless.

Future resales of TMTG’s common stock may cause the market price of TMTG’s securities to drop significantly, even if TMTG’s business is doing well.

In connection with the Business Combination, certain TMTG stockholders and certain of TMTG’s officers and directors entered into a lock-up agreement pursuant to which they are contractually restricted from selling or transferring any of (i) their shares of TMTG Common Stock held immediately following the Closing and (ii) any of their shares of TMTG’s common stock that result from converting securities held immediately following the Closing (the “Lock-Up Shares”). Such restrictions began at the Closing and end the earliest of: (i) the six-month anniversary of the Closing, (ii) on the date on which the closing stock price for TMTG Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, and (iii) such date on which TMTG completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the TMTG stockholders having the right to exchange their shares of TMTG Common Stock for cash, securities or other property (the “Lock-Up Trading Restrictions”). In addition, subject to certain customary exceptions, the Amended Charter also includes Lock-Up Trading Restrictions, which apply to holders who received shares TMTG Common Stock in connection with the Merger (but excluding shares of TMTG Common Stock issued to the former holders of TMTG Convertible Notes in connection with the conversion of such TMTG Convertible Notes into Private TMTG common stock prior to the Closing and exchanged for TMTG Common Stock at the Closing).

The Sponsor is subject to a lock-up pursuant to a letter agreement (the “Lock-Up and Support Letter”), entered into at the time of the IPO, among Digital World, the Sponsor and the other parties thereto, pursuant to which the Sponsor is subject to a lock-up beginning on the Closing and end the earliest of: (i) the six-month anniversary of the Closing, (ii) on the date on which the closing stock price for TMTG Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, and (iii) such date on which Digital World completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Digital World stockholders having the right to exchange their shares of Digital World common stock for cash, securities or other property.

However, following the expiration of such lock-ups, the Sponsor and the holders of Lock-Up Shares will not be restricted from selling shares of TMTG’s common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of TMTG Common Stock in the public market could occur at any time, subject to compliance with applicable securities laws. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of TMTG Common Stock. Excluding the exercise of outstanding Warrants and the conversion of securities issued in the Post-IPO Financings and assuming no awards are issued under the Equity Incentive Plan, upon completion of the Business Combination, the Sponsor and the holders of Lock-Up Shares (including the shares of TMTG Common Stock issued as awards as a result of conversion of TMTG Common Stock that were reserved for issuance pursuant to TMTG’s outstanding stock options and unvested restricted stock units outstanding as of immediately prior to the Closing) collectively beneficially own (i) approximately 78.4% of the outstanding shares of TMTG Common Stock, and (ii) approximately 90.8% of the outstanding shares of TMTG Common Stock.

The shares held by Sponsor and the holders of Lock-Up Shares may be sold after the expiration of their applicable lock-up periods. As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in TMTG’s share price or the market price of TMTG Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

The Board is responsible for overseeing the Company’s risk management program and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Company’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Company’s overall risk management system and processes. In general, the Company seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Company’s information systems or the information that the Company collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Company’s cybersecurity risk management strategy focuses on several areas:

•
Identification and Reporting: The Company has implemented a comprehensive, cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. The Company’s program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner. Cybersecurity risks are discussed in weekly executive team meetings across functions.

•
Technical Safeguards: The Company implements technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, web applications firewalls, DDoS mitigation services, intrusion prevention and detection systems, anti-malware functionality, and software and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

•
Secure Software Development Life Cycle: The Company develops and deploys software using frameworks and techniques to build in security from the design phase through deployment and maintenance. Software and systems security are part of a comprehensive Software/Systems Development Life Cycle (SDLC) program to ensure security concerns are addressed throughout the process.

•
Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Company’s response to a cybersecurity incident. The Company conducts regular tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.

•
Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on the Company’s cybersecurity systems.

•
Education and Awareness: The Company provides regular, mandatory training for all levels of employees regarding cybersecurity threats as a means to equip the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.

The Company conducts periodic assessment and testing of the Company’s policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. This assessment and testing is scheduled based on assessed risk of systems, including a mix of continuous monitoring and periodic assessment. The results of such assessments, audits, and reviews are evaluated by management and reported to the Audit Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s risk management program, including the management of cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by the Company’s peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity risk that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk.4 On an annual basis, the Board and the Audit Committee will discuss the Company’s approach to overseeing cybersecurity threats with the Company’s CSO and other members of senior management.

The CSO, in coordination with senior management including the CEO, CFO, COO, CTO and CLO, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, the CSO and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

TMTG’s core leadership team responsible for managing risk and assessing cybersecurity threats has remained in place since the launch of Truth Social in 2022, and possesses a wide range of relevant experience:

•
The CSO has served in various roles in information technology and information security for over 25 years, including serving as the Chief Security Officer of multiple similarly-sized organizations and as a founder at cybersecurity startups.  The CSO holds the professional certifications of Certified Information Systems Manager, Certified Information Systems Auditor and other relevant certifications and training.

•	The CTO, formerly Private TMTG’s CIO, holds an undergraduate degree in computer science and has served in various roles in information technology for over a decade.

•	As a longtime member, Chairman, and Ranking Member of the House Intelligence Committee, the CEO led sensitive oversight and investigations of cybersecurity matters U.S. intelligence community.

•	The COO has over fifteen years’ experience building and maintaining high-availability web applications and technologies, including of another free-speech-focused social networking service.

•	The General Counsel previously led teams including the Office of Cyber, Infrastructure, Risk and Resilience as Acting Under Secretary for Policy at the U.S. Department of Homeland Security.

•	The CFO previously served in the same role at another public company.

Material Affects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Item 2.	Properties.

Our executive offices are located at 401 N. Cattlemen Rd., Ste. 200, Sarasota, Florida 34232, and our telephone number is (941) 735-7346. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

Except as indicated below, to the knowledge of our management team, there is no litigation currently pending or contemplated against us, or against any of our property.

We have cooperated with a FINRA inquiry concerning events (specifically, a review of trading) that preceded the public announcement of the Merger Agreement and the consummation of the Business Combination. According to FINRA’s request, the inquiry should not be construed as an indication that FINRA has determined that any violations of Nasdaq rules or federal securities laws have occurred, nor as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.

Settlement in Principle

Digital World was the subject of an investigation by the SEC with respect to certain statements, agreements and the timing thereof included in Digital World’s registration statements on Form S-1 in connection with its IPO and Form S-4 relating to the Business Combination (the “Investigation”).

On July 3, 2023, Digital World reached an agreement in principle (the “Settlement in Principle”) in connection with the Investigation. The Settlement in Principle was subject to approval by the SEC.

On July 20, 2023, the SEC approved the Settlement in Principle, announcing it settled its dispute with Digital World and entered an order (the “Order”) finding that Digital World violated certain antifraud provisions of the Securities Act and the Exchange Act, in connection with Digital World’s IPO filings on Form S-1 and the Form S-4 concerning certain statements, agreements and omissions relating to the timing and discussions Digital World had with TMTG regarding the proposed business combination. In the Order, Digital World agreed (i) that any amended Form S-4 filed by Digital World would be materially complete and accurate with respect to certain statements, agreements and omissions relating to the timing and discussions that Digital World had with TMTG regarding the proposed business combination and (ii) to pay a civil money penalty in an amount of $18 million to the SEC promptly after the closing of any merger or a comparable business combination or transaction, whether with TMTG or any other entity.

In connection with the consummation of the Business Combination, on March 25, 2024, Digital World paid the $18 million civil penalty to the SEC pursuant to the Order.

Section 16 Claim

On October 20, 2023, Robert Lowinger (the “Plaintiff”) filed a complaint against Rocket One Capital, LLC (“Rocket One”), Michael Shvartsman, Bruce Garelick, and Digital World in the U.S. District Court for the Southern District of New York. According to the complaint, Digital World was named as a party in the lawsuit because the Plaintiff is seeking relief for the benefit of Digital World. In the complaint, the Plaintiff contends that, in 2021, Mr. Garelick and Rocket One were directors of Digital World and that they purchased securities of Digital World. The Plaintiff further alleges that within a six-month period from the date of their purchases, both Mr. Garelick and Rocket One sold securities in Digital World and realized profits from those sales. Additionally, the Plaintiff alleges that Mr. Shvartsman had a financial interest in the profits resulting from Rocket One’s purchases and sales of Digital World’s securities. According to the Plaintiff, under Section 16(b) of the Exchange Act (15 U.S.C. §78p(b)), Rocket One, Mr. Shvartsman, and Mr. Garelick are each required to disgorge certain trading profits to Digital World. On January 11, 2024, Digital World filed a pre-motion letter with the court, indicating Digital World’s intention to file a motion to dismiss in relation to the matter. This pre-motion letter was subsequently endorsed by the court on January 17, 2024. The court provided a deadline of January 22, 2024 for the Plaintiff to respond to Digital World’s pre-motion letter.

On March 1, 2024, Digital world filed a motion to dismiss the claims against Digital World.  On March 15, 2024, Plaintiff Robert Lowinger filed an opposition to Digital World’s motion to dismiss.  On March 22, 2024, Digital World filed a reply in support of its motion to dismiss the claims against Digital World.  The case is Lowinger v. Rocket One Capital, LLC, et al., No. 1:23-cv-9243 (S.D.N.Y. Oct. 20, 2023).

Litigation with United Atlantic Ventures (“UAV”) in Delaware

On July 30, 2021, an attorney for the Trump Organization, on behalf of President Trump, declared void ab initio a services agreement that had granted TMTG, among other things, extensive intellectual property and digital media rights related to President Trump for purposes of commercializing the various Private TMTG initiatives (the “Services Agreement”). Neither Private TMTG nor Digital World was a party to such agreement.

On each of January 18, 2024 and February 9, 2024, Digital World received letters from counsel to UAV, a party to the Services Agreement. The letters contained certain assertions and enclosed a copy of the Services Agreement that had been declared void by an attorney of President Donald J. Trump nearly two and a half years prior. Specifically, counsel for UAV claims that the Services Agreement grants UAV rights to (1) appoint two directors to TMTG and its successors (i.e., TMTG after the Business Combination), (2) approve or disapprove of the creation of additional TMTG shares or share classes and anti-dilution protection for future issuances and (3) a $1.0 million expense reimbursement claim. In addition, UAV asserts that the Services Agreement is not void ab initio and claims that certain events following the July 30, 2021 notification support its assertion that such Services Agreement was not void.

On February 6, 2024, a representative of UAV sent a text message to a representative of a noteholder of TMTG suggesting that UAV might seek to enjoin the Business Combination.  On February 9, 2024, Private TMTG received from counsel to UAV a letter similar to those received by Digital World, which also threatened Private TMTG with legal action regarding UAV’s alleged rights in Private TMTG, including, if necessary, an action to enjoin consummation of the Business Combination.

On February 28, 2024, UAV filed a verified complaint against Private TMTG in the Court of Chancery of the State of Delaware seeking declaratory and injunctive relief relating to the authorization, issuance, and ownership of stock in Private TMTG and filed a motion for expedited proceedings.

On March 6, 2024, Private TMTG filed an opposition to UAV’s motion to expedite, and UAV filed its response on March 8, 2024. On March 9, 2024, the Chancery Court held a hearing to decide UAV’s motion to expedite proceedings. During the oral argument, Private TMTG agreed that any additional shares of Private TMTG issued prior to or upon the consummation of the Business Combination would be placed in escrow pending a resolution of the dispute between the parties.  The court issued a written order consistent with the foregoing on March 15, 2024, and scheduled a status conference for April 1, 2024.

Bradford Cohen

On January 22, 2024, Private TMTG received a letter from a counsel to Mr. Cohen, who purportedly represented President Donald J. Trump in connection with the Services Agreement, but was not a party thereto. The letter sought to inspect Private TMTG’s books and records pursuant to Delaware and Florida law and requested that Private TMTG preserve records for the last three years. Private TMTG responded via counsel on January 29, 2024. Since January 22, 2024, Mr. Cohen has reached out to TMTG on several occasions. Mr. Cohen asserts that the Services Agreement, declared void by Mr. Cohen’s ostensible client on July 30, 2021, confers certain rights upon Mr. Cohen with respect to the capitalization of Private TMTG. As the potential claims described above were recently asserted, and the potential disputes arising therefrom are in their early stages, TMTG is not able to assess the impact of such claims on their respective businesses and stockholders, or those of the TMTG following the Business Combination. As a general matter, the defense of such potential claims may be costly and time consuming and could have a material adverse effect on the Company’s reputation and its existing stockholders.

Lawsuit Against ARC and Patrick Orlando

On February 26, 2024, representatives of ARC claimed to Digital World that after a “more comprehensive” review, the conversion ratio for Digital World Class B common stock into Digital World Class A common stock upon the completion of the Business Combination was approximately 1.8:1. ARC’s new claim also contradicted the previous assertion by Mr. Patrick Orlando, the managing member of ARC, that the conversion ratio was 1.68:1. Digital World’s board of directors viewed these claims as an attempt by Mr. Orlando to secure personal benefits, breaching his fiduciary duty to Digital World and its shareholders.

Digital World and Private TMTG initiated a lawsuit against ARC (Case No. 192862534) in the Civil Division for the Twelfth Judicial Circuit Court in Sarasota County, Florida, on February 27, 2024. The complaint sought a declaratory judgment affirming the appropriate conversion ratio as 1.34:1, as previously disclosed, damages for tortious interference with the contractual and business relationship between Private TMTG and Digital World, and damages for conspiracy with unnamed co-conspirators to interfere with the same. It also sought damages for Mr. Orlando’s breach of fiduciary duty, which exposed Digital World to regulatory liability and resulted in an $18 million penalty, and for his continuous obstruction of Digital World’s merger with Private TMTG to extort various concessions that benefited only him and harmed Digital World and its shareholders. Furthermore, it sought damages for the wrongful assertion of dominion over Digital World’s assets inconsistent with Digital World’s possessory rights over those assets.  On March 8, 2024, Digital World voluntarily dismissed its declaratory judgment claim against ARC.  On March 17, 2024, Digital World and Private TMTG filed an amended complaint, adding a claim for violation of Florida’s Deceptive and Unfair Trade Practices Act.  Digital World further alleged breach of fiduciary duty of loyalty, breach of fiduciary duty of care, and conversion claims against Patrick Orlando.  With respect to ARC, Digital World alleged aiding and abetting a breach of fiduciary duty.

On the afternoon of February 28, 2024, ARC’s registered agent in Wilmington, Delaware, and Mr. Orlando were served with the complaint filed by Digital World and Private TMTG. Later that day, ARC’s counsel electronically mailed Digital World’s counsel a lawsuit, filed in the Court of Chancery of the State of Delaware, alleging an impending violation of the Digital World Charter for failure to commit to issue the number of conversion shares to ARC that ARC claims it is owed upon the consummation of the Business Combination. The complaint claims a new conversion ratio of 1.78:1 and seeks specific performance and damages for the alleged breach of the Digital World Charter, a declaratory judgment that the certain derivative securities of Digital World should be included in the calculation of the conversion ratio, a finding that the directors of Digital World breached their fiduciary duties, and a preliminary injunction to enjoin the Business Combination until Digital World “corrected” the conversion ratio.

We do not believe ARC’s 1.78:1 conversion ratio and related claims are supported by the terms of the Digital World Charter. As a result, we intend to vigorously defend Digital World’s calculation of the conversion ratio and related rights. In addition to its complaint filed on February 28, 2024, ARC also filed a motion with the Chancery Court requesting that the case schedule be expedited to enable the Chancery Court to conduct an injunction hearing prior to the March 22, 2024 shareholder vote. On March 3, 2024, Digital World filed an opposition to ARC’s motion to expedite, and ARC filed a reply on March 4, 2024.  On March 5, 2024, the Chancery Court conducted a hearing to consider ARC’s request to expedite the case schedule. After hearing arguments from both sides, the Vice Chancellor denied ARC’s motion, stating that the court would not conduct a merits or injunction hearing before March 22, 2024. Consequently, ARC’s request to postpone the vote until after a merits hearing was also denied.

The Chancery Court ruled that Digital World’s proposal to deposit disputed shares into an escrow account at the close of the Business Combination was adequate to prevent potential irreparable harm related to ARC’s share conversion. The court also found that Digital World’s public disclosures about ARC’s claims and possible conversion scenarios at the close of the Business Combination further mitigated the risk of irreparable harm due to insufficient disclosure for the March 22, 2024 vote.  In its ruling, the Chancery Court ordered ARC and Digital World to propose a schedule by March 8, 2024, for resolving the action within 150 days following the Business Combination.  The court also asked the parties to provide a stipulation by March 8, 2024, regarding ARC’s ability to maintain standing over its claim after voting in favor of the Business Combination. The court further requested the parties to agree to the creation of an escrow account for the deposit of disputed shares after the Business Combination, to be held until the action concludes. Lastly, the court asked Digital World’s counsel to submit a letter by March 8, 2024, outlining how this litigation will proceed alongside the Florida litigation filed by Digital World on February 27, 2024, in the Circuit Court of Sarasota County, Florida.  On March 8, 2024, Digital World submitted a letter to the Chancery Court, stating that it had voluntarily dismissed its claim for declaratory judgment in the Circuit Court of Sarasota County, Florida. On March 22, 2024, the Chancery Court entered a Scheduling Order setting the case for a single-day trial on June 26, 2024.

In relation to the Delaware Lawsuit, Digital World notified its shareholders on March 14, 2024, of its intention to apply a conversion ratio to all Digital World Class B common stock shares to ensure that the Sponsor and the Non-ARC Class B Shareholders receive an equal number of common stock shares in the Company per share of Digital World Class B common stock.  Accordingly, on March 21, 2024, Digital World entered into the Disputed Shares Escrow Agreements with the Escrow Agent, pursuant to which TMTG deposited into escrow the number of shares of TMTG Common Stock representing the difference between the actual conversion ratio, determined by Digital World’s board of directors upon closing of the Business Combination (which was determined to be 1.348:1), and a conversion ratio of 2.00. Any release of shares is subject to the terms and conditions of the Disputed Shares Escrow Agreements, which are filed with and incorporated by reference into this Report.

The ultimate resolution as to whether none, a portion or all of the disputed conversion shares will be issued is not determinable at this time. As a general matter, the pursuit of the claims may be costly and time consuming and could have a material adverse effect on TMTG’s reputation and its existing stockholders and may result in counterclaims.

Lawsuit Against Patrick Orlando in Delaware

On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Chancery Court seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”).  Mr. Orlando’s allegations relate to certain provisions in Digital World’s Charter, Digital World’s bylaws, and an indemnity agreement allegedly entered into between Mr. Orlando and Digital World.  Mr. Orlando alleges that those certain provisions require Digital World to pay the legal fees Mr. Orlando incurred and will incur in connection with legal proceedings in which he is involved by reason of the fact that he is or was a director or officer of Digital World.  Mr. Orlando seeks a court order that (i) declares that he is entitled to legal fees for certain proceedings described in the complaint, (ii) requires Digital World to pay for legal fees incurred and future legal fees to be incurred for those proceedings, (iii) requires Digital World to pay the fees incurred to bring the Advancement Lawsuit, and (iv) requires Digital World to pay pre- and post-judgment interest on the amounts owed to Mr. Orlando.

Lawsuit Against ARC in New York

On March 19, 2024, Plaintiff Digital World filed a lawsuit against ARC in New York state court alleging breach of contract and seeking injunctive relief.  Digital World’s claims related to an agreement between Digital World and ARC entered into in September 2021 (the “Letter Agreement”), whereby ARC promised to vote in favor of any merger agreement presented to Digital World shareholders for a vote.  Digital World alleged that it presented a merger agreement to its shareholders, but ARC withheld its vote in favor of the merger in advance of the March 22, 2024 shareholder vote.  Digital World’s suit requested that the court declare ARC’s obligation to vote its shares in favor of the merger, per the Letter Agreement, and an order compelling ARC to specifically perform its obligations under the Letter Agreement.  Digital World also sought an award of consequential damages for breach of contract.  On March 22, 2024, Digital World voluntarily discontinued its action without prejudice after ARC cast its vote in favor of the Business Combination at the Special Meeting.

Lawsuit Against UAV, Litinksy, Moss, and Orlando in Florida

On March 24, 2024, Private TMTG filed a lawsuit in the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (Case No. 2024 CA 001545 NC) against UAV, Andrew Litinsky, Wesley Moss, and Patrick Orlando. In view of UAV’s repeated demands concerning its alleged stock ownership and director appointment rights, the complaint alleges claims for a declaratory judgment against UAV determining that the Services Agreement is unenforceable against Private TMTG. It also asserts a claim for unjust enrichment against UAV based on its failure to competently provide services to the company. Finally, it asserts claims for damages for (a) breach of the fiduciary duty of loyalty against Litinsky and Moss based on their dealings with Orlando, (b) aiding and abetting and conspiracy to breach fiduciary duty against Orlando based on the same events, and (c) breach of the fiduciary duty of care against Moss and Litinsky for their gross negligence in managing the company.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

 (a) Market Information

Our Common Stock and Public Warrants are each traded on The Nasdaq Global Market under the symbols DJT and DJTWW, respectively. Our Common Stock and Public Warrants commenced public trading on March 26, 2024.

(b) Holders

On March 28, 2024, there were 289 holders of record of shares of our Common Stock and 61 holders of record of our Public Warrants.

(c) Dividends

We have never declared or paid dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board after considering our business prospects, results of operations, financial condition, cash requirements and availability debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations the Board deems relevant.

(d) Performance Graph

Not Applicable.

(e) Recent Sales of Unregistered Securities

During the covered period, Digital World issued $2,832,000 in non-interest-bearing convertible promissory notes, payable upon the stockholders’ approval of the Business Combination. The payment could be made in either (i) units or (ii) cash or units, at the holder's election. Any units issuable pursuant to the convertible promissory notes were to consist of one share of Digital World common stock and one-half of a warrant, with an exercise price ranging between $8 and $10. Upon the consummation of the Business Combination, the number of shares of TMTG Common Stock issued to holders of such convertible promissory notes is equal to 303,200 and the number of private warrants issued is equal to 149,099. The convertible promissory notes were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Further information about additional unregistered sales of our equity securities in connection with the Business Combination is set forth under Items 2.01 and 3.02 of our Current Report on Form 8-K filed with the SEC on April 1, 2024.

(f) Recent Purchase of Unregistered Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Digital World’s financial condition and results of operations should be read in conjunction with Digital World’s financial statements and related notes that appear elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere, particularly in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections of this Report.

Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us” and other similar terms refer to Digital World before the Business Combination.

Overview

Digital World was formed as a blank check company under the laws of the State of Delaware on December 11, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar initial business combination with one or more businesses. Digital World intended to effectuate its initial business combination using cash from the proceeds of its initial public offering and the sale of the Placement Units, our capital stock, debt or a combination of cash, stock and debt.

Recent Development

In February 2024, Digital World issued Digital World Convertible Notes to certain accredited investors in the aggregate principal amount of up to $770,000. The proceeds of the promissory notes are expected to be used to pay costs and expenses in connection with completing the Business Combination. Of such Digital World Convertible Notes (i) $620,000 have a conversion price of $10.00 per Working Capital Unit and (ii) $150,000 have a conversion price of $8.00 per Working Capital Unit. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 7, 2024, Digital World entered into warrant subscription agreements with certain institutional investors for the issuance of the Digital World Alternative Warrants in settlement of the terminated PIPE Investment. Each such warrant entitles the holder thereof to purchase one share of Digital World Class A common stock for $11.50 per share. Digital World issued the Digital World Alternative Warrants concurrently with the closing of the Business Combination, and such warrants had substantially the same terms as the Public Warrants issued by Digital World in connection with its IPO, except that such Digital World Alternative Warrants may only be transferred to the applicable holder’s.

On February 8, 2024, Digital World entered into a subscription agreement with certain institutional investors for the issuance of the Digital World Alternative Financing Notes, issuing $10,000,000 in Digital World Alternative Financing Notes to such institutional investors. Digital World issued the remaining up to $40,000,000 of such Digital World Alternative Financing Notes concurrently with the Closing of the Business Combination on March 25, 2024. The Digital World Alternative Financing Notes:

(a)
are initially drawable for 20% of the applicable investor’s commitment amount and a final drawdown for the remaining 80% to occur upon the closing of the Business Combination, with the proceeds of such final drawdown to be deposited into a control account as indicated by Digital World (the “Control Account”). The proceeds from such final drawdown deposited into the Control Account shall remain therein and may not be withdrawn by Digital World until such time as (i) Digital World exercises the Alternative Notes Redemption Right using the proceeds in the Control Account, (ii) any portion of the applicable Digital World Alternative Financing Note has been converted, at which time such portion shall be released from the Control Account or (iii) if prior to the conversion, a resale registration statement of Digital World covering all common stock issued pursuant to the Digital World Alternative Financing Notes has been declared effective by the SEC;

(b)	are subject to specified events of default; and

(c)	have registration rights pursuant to the registration rights agreement entered into by Digital World and the parties thereto as of September 2, 2021.

As of December 31, 2023, Digital World had approximately $395,011 in cash. Digital World incurred significant costs in the pursuit of the Business Combination. On March 25, 2024 the Business Combination was consummated.

Results of Operations

Digital World neither engaged in any operations nor generated any revenues through the Closing Date. Its activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for Digital World’s IPO and the search for targets for the Business Combination, including the Merger with TMTG. Digital World did not expect to generate any operating revenues until after the completion of the Business Combination. Digital World generated non-operating income in the form of interest income on marketable securities held. Digital World incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence in connection with its search for targets for its initial business combination.

For the year ended December 31, 2023, Digital World had a net loss of $21,890,641, which consists primarily of formation and operating expenses of $12,523,232, legal investigations expense of $19,671,581 and income taxes of $3,548,603, partially offset by income on the trust assets of $13,852,774. The increase in legal investigations expense is primarily due to the $18.0 million settlement with SEC. The increase in income on the trust assets is due to the increase in interest rates.

For the year ended December 31, 2022, Digital World had a net loss of $15,642,548, which consists of formation and operating expenses of $8,916,023, legal investigations expense of $10,004,519 and income taxes of 979,475, partially offset by income on the trust assets of $4,257,469.

Liquidity and Capital Resources

Until Digital World’s IPO, Digital World’s only source of liquidity was an initial purchase of Class B common stock by the Sponsor and loans from the Sponsor.

On September 8, 2021, Digital World consummated the IPO of 28,750,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the IPO, Digital World consummated the sale of 1,133,484 Placement Units at a price of $10.00 per Placement Unit in a Private Placement to our Sponsor, generating gross proceeds of $11,334,840.

Following the IPO and the sale of the Placement Units, a total of $293,250,000 was placed in the Trust Account. Digital World incurred $15,668,029 in transaction costs, including $3,593,750 of underwriting fees, $10,062,500 of deferred underwriting fees, fair value of representative shares of $1,437,500 and $574,279 of other offering costs.

For the year ended December 31, 2023, cash used in operating activities was $5,135,588, which was primarily comprised of a net loss of $35,722,601 (excluding cash interest earned on the Trust Account), partially offset by a net increase in operating liabilities of $30,587,013.

For the year ended December 31, 2022, cash used in operating activities was $1,455,883, which was primarily comprised of a net loss of $19,900,017 (excluding cash interest earned on the Trust Account), partially offset by a net increase in operating liabilities of $18,444,134.

As of December 31, 2023, Digital World had cash of $310,623,083 held in the Trust Account. Digital World intended to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete its initial business combination and to withdraw cash to pay taxes. To the extent that Digital World capital stock or debt was used, in whole or in part, as consideration to complete the Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance TMTG's business, make other acquisitions and pursue our growth strategies.

On April 21, 2023, Digital World issued two promissory notes (one for $625,700 and the other for $500,000) in the aggregate principal amount of $1,125,700 to the Sponsor to pay costs and expenses in connection with completing the Business Combination. Each of the two notes bears no interest and is repayable in full upon the earlier of (i) the date on which Digital World consummates its Business Combination and (ii) the date that the winding up of Digital World is effective. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of each of the two notes may be converted into Units of Digital World (the “Conversion Units”) immediately prior to the consummation of the Business Combination with the total Conversion Units so issued equal to: (x) the portion of the principal amount of the respective note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of Units. The issuances of the two notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On June 2, 2023, Digital World issued two convertible notes to Renatus in the aggregate principal amounts of (a) $2,000,000 and (b) $10,000,000. The proceeds of the Notes were used to pay costs and expenses in connection with completing an initial business combination. Mr. Swider, a current director of TMTG, is a founder and partner of Renatus.

Off-Balance Sheet Arrangements

Digital World did not have any off-balance sheet arrangements as of December 31, 2023.

Contractual Obligations

Digital World did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2023.

Critical Accounting Policies and Estimates

Digital World Class A Common Stock Subject to Possible Redemption

Digital World accounted for Digital World Class A common stock subject to possible Redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Digital World Class A common stock subject to mandatory Redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features Redemption Rights that is either within the control of the holder or subject to Redemption upon the occurrence of uncertain events not solely within Digital World's control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Shares of Digital World Class A common stock feature certain Redemption Rights that are considered to be outside of Digital World's control and subject to occurrence of uncertain future events. Accordingly, Digital World Class A common stock subject to possible Redemption is presented as temporary equity, outside of the stockholders’ equity section of Digital World's condensed interim balance sheets.

Derivative Financial Instruments

Digital World evaluated its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. Digital World accounts for the Warrants in accordance with the guidance contained in ASC 815-40. Digital World has determined that the Warrants qualify for equity treatment in Digital World’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-31 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 27, 2023, Digital World’s former public accounting firm, Marcum, notified Digital World’s Audit Committee of the Board of its resignation. During the two most recent fiscal years ended December 31, 2022 and 2021 and through the subsequent interim period up to and including the date of Marcum’s resignation, there were no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K of the Exchange Act) between Digital World and Marcum.

During the two most recent fiscal years ended December 31, 2022 and 2021 and through the subsequent interim period preceding Marcum’s resignation, there were the following reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K of the Exchange Act. As discussed above, there was a material weakness existing in Digital World’s internal control over financial reporting, which existed as of December 31, 2023. After filing its 2022 Form 10-K, Digital World’s management submitted documentation to Marcum for the filing of Digital World’s Q1 Form 10-Q. As part of the preparation of its Q1 Form 10-Q, management provided Marcum with (i) two new invoices received during the first quarter of 2023, which were for certain services rendered in fiscal year 2022 and (ii) the board minutes for the first quarter of 2023. Upon review, Marcum notified the management that the two invoices had been recorded incorrectly. They should have been reported under the 2022 Financial Statements included in the 2022 Form 10-K. Moreover, Marcum pointed out that some Digital World Board meeting minutes from the first quarter of 2023 were missing from the materials submitted for the audit of the 2022 Financial Statements.

During the submission period for the 2022 Form 10-K, Digital World’s management had provided all Digital World Board meeting minutes up until December 31, 2022. This was consistent with both Digital World’s prior practice and Marcum’s requests in previous audits. Thus, Digital World’s new management understood Marcum’s request for review to only relate to the Digital World Board meeting minutes for fiscal year 2022, which were duly submitted. In April 2023, Digital World’s submitted all available Digital World Board meeting minutes for fiscal year 2023. Since Marcum did not make any follow-up requests on such minutes, Digital World’s management incorrectly concluded that the request had been fulfilled.

A copy of Marcum’s letter of resignation is filed as Exhibit 16.1 to this 10-K.

On August 8, 2023, Digital World engaged Adeptus as its independent public accounting firm to audit its consolidated financial statements for the fiscal years ended December 31, 2023, 2022 and 2021 and to review its quarterly consolidated financial statements beginning with the first quarter of the 2022 fiscal year.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including Digital World's and, upon the Closing, TMTG's Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of Digital World's management, including its Certifying Officers, Digital World carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with the preparation of our financial statements as of and for the nine months ended September 30, 2023, Digital World's management identified a material weakness in its internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected on a timely basis. Digital World's management determined that there were errors related to the classification of income in the previously issued financial statements for the years ended December 31, 2021 and 2022. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” Digital World determined that the errors were material to its previously issued financial statements. Therefore, Digital World concluded that the previously issued financial statements should be restated.

The material weaknesses identified by Digital World's management related to material errors over our financial reporting, which required the restatement of its financial statements for the years ended December 31, 2021 and 2022. Specifically, Digital World's management determined the material weaknesses related to a material error in classifying income from a licensing arrangement in 2021 as net sales from related parties rather than the proper classification as other income from related parties. Digital World's management determined that the restatement matters primarily related to its failure to design and maintain formal accounting policies, processes, and controls to analyze, account for and properly disclose income recordation as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

TMTG is committed to remediating the material weaknesses described above and commencing remediation efforts during 2024. We intend to initiate and implement several remediation measures including, but not limited to hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions as well as adding personnel to assist with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. While our efforts are ongoing, we plan to continue to take additional steps to remediate the material weaknesses, improve our financial reporting systems, and implement new policies, procedures, and controls; however, we cannot guarantee those measures will prevent or detect material weaknesses in the future.

Although we intend to pursue the remediation efforts mentioned above, all identified material weaknesses continue to exist as of the date of this Report and we cannot provide any assurance that we, or our independent registered accounting firm, will not identify new material weaknesses in our internal controls over financial reporting in the future. While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded through testing, that the newly implemented and enhanced controls are designed and operating effectively. We are working to remediate the material weaknesses as efficiently and effectively as possible but expect that full remediation could potentially go beyond December 31, 2024. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, incur significant costs, and place significant demands on our financial and operational resources.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Digital World's management assessed the effectiveness of Digital World's internal control over financial reporting as of December 31, 2023. In making these assessments, Digital World's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on their assessments and those criteria, Digital World management determined that it did not maintain effective internal control over financial reporting as of December 31, 2023, because of a material weakness in internal control over financial reporting existed relating to financial reporting systems and accounting for accruals.

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

Changes in Internal Control over Financial Reporting

There were no changes to Digital World's internal control over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Resignation of Independent Registered Public Accounting Firm

On July 27, 2023, Digital World’s public accounting firm, Marcum LLP (“Marcum”) notified Digital World’s Audit Committee of the Board of Directors of its resignation.

Engagement of New Independent Registered Public Accounting Firm

On August 8, 2023, Digital World engaged Adeptus Partners, LLC (“Adeptus”) as its independent public accounting firm to audit our financial statements for the fiscal years ended December 31, 2023, 2022 and 2021 and to review our quarterly financial statements beginning with the amended first quarter of the 2022 fiscal year.

On March 28, 2024, the audit committee of the Board approved the engagement of Borgers as our independent registered public accounting firm to audit our consolidated financial statements effective immediately after the filing of this Report for the fiscal years ended December 31, 2023 and 2022, which consists only of the accounts of Digital World. Borgers served as the independent registered public accounting firm of Private TMTG prior to the Business Combination. Adeptus, the independent registered public accounting firm for Digital World prior to the Business Combination and the current auditor of TMTG, was informed that it will be dismissed as the auditor of TMTG immediately upon the filing of this Report.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position(s)
Devin G. Nunes	50	Chief Executive Officer, President and Director
Phillip Juhan	49	Chief Financial Officer, Treasurer
Andrew Northwall	38	Chief Operating Officer
Vladimir Novachki	36	Chief Technology Officer
Sandro De Moraes	49	Chief Product Officer
Scott Glabe	40	General Counsel, Secretary
Eric Swider	51	Director
Donald J. Trump, Jr.	46	Director
Kashyap “Kash” Patel	44	Director
W. Kyle Green	51	Independent Director
Robert Lighthizer	76	Independent Director
Linda McMahon	75	Independent Director

Information regarding the executive officers, key employees, and directors:

Executive Officers

Devin G. Nunes, TMTG’s Chief Executive Officer and a Director since 2022, previously served in the U.S. House of Representatives from 2011 to 2022. He was the Republican leader and former Chairman of the HPSCI, a senior Republican on the Ways and Means Committee, and the Republican leader of the Ways and Means Health Subcommittee. Mr. Nunes was a vital contributor to the 2017 tax system overhaul, authoring a key provision to allow same-year expensing of all business investments for entrepreneurs and businesses. He also championed telemedicine to improve healthcare in underserved, rural areas. In his role on HPSCI, Mr. Nunes spent extensive time overseas working with U.S. military personnel, Central Intelligence Agency officials, and world leaders while promoting freedom and democratic values around the globe. During his time in Congress, many regarded Mr. Nunes as the House of Representatives’ preeminent investigator of government malfeasance and corruption; he was awarded the Presidential Medal of Freedom, America’s highest civilian honor, in 2021. Mr. Nunes graduated from Cal Poly San Luis Obispo, where he received a bachelor’s degree in agricultural business and a master’s degree in agriculture. He is the author of “Restoring the Republic” and “Countdown to Socialism,” and was an early and prominent critic of big tech censorship.

Phillip Juhan, TMTG’s Chief Financial Officer, has over 20 years of progressive experience in finance leadership roles. From March 2020 until July 2021, Mr. Juhan served as the Chief Financial Officer of Town Sports International Holdings, Inc., a public company listed on the Nasdaq (CLUBQ) which owned and operated fitness clubs in the Northeast and mid-Atlantic regions of the United States, as well as in California, Florida, Puerto Rico, and Switzerland. During this time, Mr. Juhan led an organizational restructuring by optimizing the company’s portfolio of assets and recapitalizing the balance sheet, raising $100 million of fresh capital to position the company for a post-pandemic recovery. From August 2018 until his appointment as CFO in March 2020, Mr. Juhan was Vice President of Business Operations for Town Sports. Previously, Mr. Juhan worked in the Investment Banking Divisions of Prudential Financial (from June 2022 to May 2006) and the Bank of Montreal (from July 2007 to March 2014), where he led consumer focused research within the Financial Services (Real Estate, Gaming and Lodging) and Consumer (Broadlines Retail and Restaurants) sectors. Mr. Juhan attended the U.S. Air Force Academy where he earned the Western Athletic Conference Scholar Athlete Award while playing football for the Falcons. In 1998, he graduated magna cum laude from The Georgia Institute of Technology, earning a Bachelor of Science in Management with a concentration in Finance.

Andrew Northwall, TMTG’s Chief Operating Officer since December 2021, is a successful entrepreneur with over fifteen years’ experience building and maintaining high-availability web applications and technologies for government affairs and political organizations. From June 2021 until October 2021, he previously served as Chief Architect at Parler, a free-speech-focused social networking service, to help restore Parler to functionality after it was cut off from the internet by a consortium of big tech companies. Mr. Northwall also worked extensively with successful political campaigns, government entities, and non-profits serving as CEO of NorthStar Campaign Systems (March 2008 to December 2016), CEO of EZPolitix (December 2015 to December 2021) and owner and president of Northwall Strategies (November 2016 to December 2021). Mr. Northwall attended the University of Nebraska at Omaha, where he studied political science. He oversees general business operations and work with TMTG’s technologists to successfully develop and maintain products.

Sandro De Moraes, TMTG’s Chief Product Officer since July 2023, has over a decade of experience leading teams in building customer-facing products that deliver business value. He previously held product management leadership roles at Blue Shield of California (February 2018 to June 2019), a health insurance provider with over $24 billion in annual revenues; BOLD North America, a fast-growing business support services corporation, from June 2019 to June 2021; and two social networking startups Mr. De Moraes cofounded between November 2009 and December 2017. He has a Bachelor of Science in Business Management and Marketing from Cornell University and a Master of Business Administration from the University of Geneva, Switzerland. Mr. De Moraes sets product vision, builds the product organization, and ensures that all roles within it are performed efficiently and effectively to deliver on TMTG’s strategic and business objectives.

Key Employees

Vladimir Novachki, TMTG’s Chief Technology Officer since June 2023, has more than a decade of experience engineering software and developing high-performance, scalable web applications that can handle a large volume of real-time users. Between March 2012 and January 2023, Mr. Novachki was an employee at Cosmic Development, a Canadian IT support services company and served as its Chief Technology Officer beginning in 2016. During that time, Cosmic Development developed many projects, including Little Things (a top Facebook publisher in 2017), Bookmark, America’s Funniest Home Videos and TMTG’s partner, Rumble. In 2010, while unaffiliated with any company, Mr. Novachki created one of the first Android mobile applications. Mr. Novachki holds a Bachelor in Computer Science and Engineering degree from the Faculty of Electrical Engineering and Information Technologies in Skopje. He also pursued a master’s degree in Software Engineering from the Faculty of Computer Science and Engineering in Skopje. Mr. Novachki brings impressive breadth, depth, and expertise in the technology sector to our management team.

Scott Glabe, TMTG’s General Counsel since April 2022, is a seasoned attorney and counselor. He was most recently a Partner at an Am Law 100 firm from February 2021 until April 2022, where his practice focused on investigations and compliance. Mr. Glabe previously led a 200-person team including members of the Office of Cyber, Infrastructure, Risk and Resilience—as Acting Under Secretary for Policy at the U.S. Department of Homeland Security (DHS) from July 2020 until January 2021. He also held multiple other positions at DHS from May 2019 to January 2021. Before DHS, he represented the White House as an Associate Counsel to President Trump from February 2019 until May 2019 and worked for the U.S. House of Representatives in progressively senior legal and policy roles from April 2015 until February 2019. Earlier in his career, Mr. Glabe practiced in the Washington office of an international law firm from October 2013 to April 2015, clerked for a federal appellate judge from October 2012 to September 2013, and served as an intelligence officer in the U.S. Navy Reserve, including time in inactive reserve from September 2008 until January 2020 (including time in the inactive reserve). He is a graduate of Yale Law School and Dartmouth College.

Directors

Eric S. Swider served as Digital World’s Chief Executive Officer from July 2023 to March 2024. He previously served as our Interim Chief Executive Officer from March 2023 until July 2023 and as a director since September 2021. He also served on the Compensation and Audit Committees and serves as the Chair for both Committees. Mr. Swider has been serving as the Chief Executive Officer of RUBIDEX since January 2020, a start-up company focusing on data security. Mr. Swider founded Renatus Advisors and has been serving as the Managing Partner of Renatus LLC since June 2016. Renatus Advisors works with private clients to resolve complex legal, strategic, and operational matters as well as public clients, providing services related to disaster and economic recovery. From February 2021 to October 2022, Mr. Swider served as a director of Benessere Capital Acquisition Corp., a special purpose acquisition company. From September 2016 to January 2018, Mr. Swider served as the Managing Director of Great Bay Global where he oversaw the launch of a new business division focused on investing in alternative strategies. From December 2014 to June 2016, Mr. Swider served as the Managing Director of OHorizons Global, where he oversaw expansion of a new investment team and was responsible for working on a global basis to expand its client base and investment portfolio. From February 2010 to December 2015, Mr. Swider served as the Managing Director of Oceano Beach Resorts, where he was responsible for growing its new property and resort management group. Mr. Swider received his education in Mechanics Engineering and Nuclear Science Studies at U.S. Naval Engineering and Nuclear A Schools, an intensive two-year program studying nuclear physics, heat transfer and fluid flow, advanced mathematical practices and engineering principles.

Donald J. Trump, Jr. has been an Executive Vice President at The Trump Organization since September 2001, where he helps oversee the company’s extensive real estate portfolio, media and other business interests around the globe. He is and has been an officer of hundreds of entities related to President Donald J. Trump and The Trump Organization. Over the course of his career, Mr. Trump has played a critical role in many of the company’s most successful real estate development projects, including the Trump International Hotel & Tower in Chicago, Trump International Hotel in Washington D.C. and many others. Mr. Trump’s involvement in those projects was extensive, ranging from the initial deal evaluation stage, analysis and pre-development planning to construction, branding, marketing, operations, sales, and leasing. Mr. Trump has also spearheaded efforts to further expand the Trump brand globally and has overseen large segments of The Trump Organization’s commercial leasing business involving properties such as Trump Tower on Fifth Avenue and 40 Wall Street in downtown Manhattan. In addition to his real estate interests, Mr. Trump is an accomplished and sought-after speaker. He has spoken extensively throughout the United States and around the world and maintains an influential social media presence. He was also featured as an advisor on the highly acclaimed NBC shows “The Apprentice” and the “The Celebrity Apprentice.” Mr. Trump received his bachelor’s degree in Finance and Real Estate from the Wharton School of Finance at the University of Pennsylvania.

Kashyap “Kash” Patel is founder and president of The Kash Foundation, Inc., which supports educational and legal efforts to facilitate government transparency, since 2022. Mr. Patel also currently serves as a national security adviser to President Donald J. Trump as a private citizen and receives payment for such services from Save America PAC. He previously served as the Chief of Staff at the Department of Defense (DOD) from November 2020 to January 2021, where his responsibilities included implementing the Secretary’s mission leading 3 million plus personnel, operating a $740 billion budget, and managing $2 trillion in assets. Before the DOD, from January 2019 to October 2021, Mr. Patel served as Senior Director for Counterterrorism (CT) on the National Security Council (NSC); acting principal deputy at the Office of the Director of National Intelligence (ODNI) from April 2021 to July 2021; and National Security Advisor and Senior Counsel for the U.S. House of Representatives Permanent Select Committee on Intelligence (HPSCI) from April 2017 to December 2018. Prior to HPSCI, Mr. Patel was a career national security prosecutor at the Department of Justice (DOJ) during the Obama administration from 2014 to 2017. At DOJ, he coordinated investigations around the globe and served as a Liaison Officer to Joint Special Operations Command (JSOC). Mr. Patel began his career in 2005 as a public defender, trying scores of complex cases in federal and state courts. He completed his undergraduate studies at the University of Richmond before returning to his native New York to earn his law degree.

W. Kyle Green is an attorney with over 20 years of experience in civil litigation and criminal prosecutions. Since 2007, Mr. Green has been Lead Counsel at the Law Office of W. Kyle Green L.L.C., where he represents both plaintiffs and defendants in various matters including civil and criminal litigation and commercial transactions. Previously, Mr. Green served as Assistant District Attorney for the Louisiana Third Judicial District Court between 2015 and 2018 where he was responsible for major felony prosecutions. From 2007 to 2015, Mr. Green served as the City Prosecutor for the city of Ruston, Louisiana where he successfully prosecuted more than 20,000 criminal defendants. In 2006, the Governor of Louisiana appointed Mr. Green to the state’s Judiciary Commission where he oversaw alleged misconduct involving members of the judiciary until 2007. Mr. Green’s experience also includes time as the in-house counsel and later Vice President of Hogan Hardwood and Moulding, a lumber wholesale company, from 2003 to 2007, and as an attorney at the Law Firm of Coyle and Green, L.L.C. engaged in a civil and criminal legal practice from 1998 to 2003. Mr. Green received a Bachelor of Science degree in Management, magna cum laude, from Louisiana Tech University, and a Juris Doctor degree from Louisiana State University.

Robert Lighthizer has served as the Chairman of the Center for American Trade in the America First Policy Institute since 2021, promoting fair trade policies that put America’s families, workers, manufacturers, and farmers ahead of the interests of global competitors. Mr. Lighthizer previously served as the 18th United States Trade Representative (USTR) under President Trump from 2017 to 2021. Mr. Lighthizer was an architect of American trade policy during the Trump presidency, engineering historic trade agreements with China that prioritized the American economy. An experienced trade negotiator and litigator, Mr. Lighthizer has dedicated his life working for equitable trade enforcement for the U.S. and has an impressive record for fighting for American workers and businesses. Prior to joining the Trump Administration, from 1985 to 2017, Mr. Lighthizer was a partner at Skadden, Arps, Slate, Meagher & Flom, LLP, where he practiced international trade law for over three decades and led the firm’s International Trade Department. Before joining Skadden, Mr. Lighthizer served as Deputy U.S. Trade Representative for President Ronald Reagan from 1983 to 1985. During his tenure, Mr. Lighthizer negotiated over two dozen bilateral international agreements, including agreements on steel, automobiles, and agricultural products. As Deputy USTR, he also served as Vice Chairman of the Board of Overseas Private Investment Corporation, a U.S. government agency whose purpose is to promote economic growth in developing countries through U.S. investment. Previously, from 1978 to 1981, Mr. Lighthizer served as chief minority counsel for the U.S. Senate Committee on Finance, and from 1981 to 1983, Mr. Lighthizer served as chief counsel and staff director for the U.S. Senate Committee on Finance. Mr. Lighthizer earned a bachelor’s degree from Georgetown University and his Juris Doctor from Georgetown University Law Center.

Linda McMahon has over 40 years of business, media, and political leadership experience, and has served since 2021 as the Chair of the Board and Chair of the Center for the American Worker within the America First Policy Institute, a non-profit organization advocating for American career and educational opportunities. In 1980, Ms. McMahon helped co-found the World Wrestling Foundation which was later renamed World Wrestling Entertainment (“WWE”), the world’s largest professional wrestling promotion company, where she served as President and later Chief Executive Officer from 1993 until 2009. Under Ms. McMahon’s innovative leadership, the WWE saw expansive growth from a small regional business to a global enterprise and publicly listed company on the New York Stock Exchange (WWE) with over 800 employees and offices worldwide. While leading the WWE, Ms. McMahon specifically negotiated the company’s global media and television contracts and spearheaded the successful commercial launch of its first line of action figures. In 2016, President Trump nominated Ms. McMahon to be the administrator of the United States Small Business Administration (“SBA”) and the U.S. Senate overwhelmingly confirmed her to that position in 2017. Ms. McMahon led the SBA until 2019, advocating on behalf of America’s 30 million small businesses as a member of President Trump’s cabinet where she directed the agency’s effort to issue over $1 billion in loans to assist small business owners in the aftermath of Hurricane Harvey. Ms. McMahon’s political career also includes an appointment to the Connecticut Board of Education from 2009 until 2010, and serving as the Republican nominee to represent the state of Connecticut in the 2010 and 2012 U.S. Senate elections. Previously, from 2019 to 2020, Ms. McMahon also served as Chair of the America First Action political action committee supporting President Trump’s 2020 reelection campaign and as co-Founder and Chief Executive Officer, from 2017 to 2019, of Women’s Leadership LIVE, a company that hosts events to inspire entrepreneurial women to launch their own businesses. Ms. McMahon received a Bachelor of Arts degree in French from East Carolina University and also holds Honorary Doctorates from East Carolina University and Sacred Heart University.

Except as provided below, to the knowledge of TMTG’s officers and directors (“TMTG Management”). TMTG Management has not been the subject of any events that occurred during the past ten years that are material to an evaluation of the ability or integrity of a director, person nominated to become a director or executive officer of a company such as TMTG, as it is required to be reported by Item 401(f) and (g) of Regulation S-K.

1. Donald J. Trump, Jr. is the subject of numerous legal proceedings. Specifically, Donald J. Trump, Jr. is a named defendant in the New York Attorney General’s case mentioned in Risk Factor: President Donald J. Trump is the subject of numerous legal proceedings, the scope and scale of which are unprecedented for a former President of the United States and current candidate for that office. An adverse outcome in one or more of the ongoing legal proceedings in which President Trump is involved could negatively impact TMTG and its Truth Social platform. On September 21, 2022, the Attorney General of the State of New York launched a civil suit against Donald J. Trump, Jr. and affiliated individuals and entities. The suit alleged Donald J. Trump, Jr. was aware of and knowingly participated in business fraud relating to misrepresentations in the preparation of President Trump’s annual statements of financial condition in the years 2011 to 2021. In a decision dated November 3, 2022, the court ordered that an independent monitor be appointed to oversee compliance with the court’s order enjoining the defendants from, among other things, selling, transferring or otherwise disposing of certain assets of President Trump. In a decision dated September 26, 2023, the court found that the defendants were liable for persistent violations of New York Executive Law 63(12). Pursuant to that same order, the court also ordered that an independent receiver be appointed to oversee the dissolution of certain entities owned by the defendants. In June 2023, a New York appeals court narrowed the fraud case, the trial for which commenced in October 2023 and closing oral arguments were concluded on January 11, 2024.

New York Supreme Court Justice Arthur Engoron, in a Decision and Order dated February 16, 2024, held President Trump, Donald Trump, Jr., and defendants liable under the following five causes of action. Specifically, (i) for repeatedly and persistently falsifying business records, thus violating Executive Law § 63(12) and New York Penal Law 175.05; (ii) for conspiracy to falsify business records; (iii) for repeatedly and persistently issuing false financial statements, thus violating Executive Law § 63(12) and New York Penal Law 175.45; (iv) for repeatedly and persistently committing insurance fraud in violation of Executive Law § 63(12) and New York Penal Law 176.05; and (v) for conspiracy to commit insurance fraud. The court ordered President Trump and defendants to pay approximately $354,868,768 in aggregate disgorgement of ill-gotten gains. Donald Trump, Jr., was specifically ordered to pay $4,013,024 with pre-judgment interest from May 11, 2022. The court enjoined Donald Trump, Jr., among others from serving as an officer or director of any New York corporation or other legal entity in New York for a period of two years, and from applying for loans from any financial institution chartered by or registered with the New York Department of Financial Services for a period of three years. Separately, the Trump Organization was found guilty of criminal tax fraud in December 2022, and fined $1.6 million in January 2023.

The foregoing does not purport to be an exhaustive list of legal proceedings in which Donald J. Trump, Jr. is or has been involved.

2. Phillip Juhan, Chief Financial Officer: In March of 2020, Mr. Juhan became the CFO at Town Sports International Holdings, Inc., a public company (listed on the Nasdaq) that operated nearly 200 “big box” fitness clubs. The majority of the company’s assets were in markets such as New York, Boston, D.C., and Philadelphia, where governmental COVID restrictions forced gyms to close for up to six months during 2020. The disruption to cash flow and uncertainty of business recovery precluded Town Sports from refinancing its (approximately $180 million) term loan that came due during the year. As a result, the Company was forced to file for bankruptcy and restructure its business.

Board of Directors

The Board consists of seven members, including TMTG’s President and Chief Executive Officer. In accordance with the Amended Charter, the Board is divided into three classes, Classes I, II and III, each to serve a three year term, except for the initial term after the Closing, for which the Class I directors will be up for reelection at the first annual meeting of stockholders occurring after the Closing, and for which the Class II directors will be up for reelection at the second annual meeting of stockholders occurring after the Closing. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. Directors will not be able to be removed during their term except for cause, and then only by the affirmative vote of the holders of not less than two thirds (2/3) of the outstanding shares of capital stock then entitled to vote at an election of directors. The directors are divided among the three classes as follows:

•	the Class I directors are Kashyap “Kash” Patel and W. Kyle Green, and their terms expire at the annual meeting of stockholders to be held in 2024;

•	the Class II directors are Linda McMahon and Donald J. Trump, Jr., and their terms expire at the annual meeting of stockholders to be held in 2025; and

•	the Class III directors are Eric Swider, Devin Nunes and Robert Lighthizer, and their terms expire at the annual meeting of stockholders to be held in 2026.

TMTG expects that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of the Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

Controlled Company Exception

After the completion of the Business Combination, President Donald J. Trump beneficially owns approximately 57.6% of the combined voting power of TMTG Common Stock. As a result, TMTG is a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or other company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of TMTG’s board of directors consists of independent directors, (2) that TMTG’s board of directors has a compensation committee that consists entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) that TMTG’s director nominations be made, or recommended to TMTG’s full board of directors, by TMTG’s independent directors or by a nominations committee that consists entirely of independent directors and that TMTG adopts a written charter or board resolution addressing the nominations process. Accordingly, investors will not have the same protections afforded to stockholders of companies that are subject to these corporate governance requirements. In the event that TMTG ceases to be a “controlled company” and its common stock continues to be listed on the Nasdaq, TMTG will be required to comply with these provisions within the applicable transition periods.

TMTG relies on the “controlled company” exemption. As a result, TMTG does not have a majority of independent directors on its board of directors. In addition, the TMTG’s Compensation Committee and TMTG’s Nominating and Corporate Governance Committee are not required to consist entirely of independent directors and are not subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Committees of the Board of Directors

The Board has the authority to appoint committees to perform certain management and administration functions. TMTG is a “controlled company” and therefore, in the future its compensation committee and nominating and corporate governance committee may not be comprised of only independent directors. The composition and responsibilities of the audit committee, compensation committee and nominating and corporate governance committee of TMTG are described below. Members will serve on the audit committee, compensation committee and nominating and corporate governance committee until their resignation or until otherwise determined by the Board. The charters for the audit committee, compensation committee, and nominating and corporate governance committee of TMTG are available on TMTG’s website at https://tmtgcorp.com/. Information contained on or accessible through such website is not a part of this Report, and inclusion of the website address in this Report is an inactive textual reference only.

Audit Committee

The audit committee of the Board consists of W. Kyle Green, Robert Lighthizer, and Linda McMahon. TMTG’s Board has determined that each proposed member is independent under the Nasdaq listing standards and Rule 10A-3(b)(1) under the Exchange Act. The chairperson of the audit committee is W. Kyle Green. W. Kyle Green also qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to the TMTG’s accounting, financial, and other reporting and internal control practices and to oversee TMTG’s independent registered accounting firm. Specific responsibilities of TMTG’s audit committee include:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit TMTG’s financial statements;

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, TMTG’s interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing policies on risk assessment and risk management;

•	reviewing related party transactions;

•
obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes TMTG’s internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation Committee

The compensation committee of TMTG’s Board consists of W. Kyle Green, Robert Lighthizer and Linda McMahon. TMTG’s Board has determined each proposed member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chairperson of the compensation committee is Robert Lighthizer. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to TMTG’s executive officers, directors and other senior management, as appropriate.

Specific responsibilities of the compensation committee include:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to TMTG’s Chief Executive Officer’s compensation, evaluating TMTG’s Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of TMTG’s Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of TMTG’s other executive officers;

•	reviewing and recommending to TMTG’s Board the compensation of the TMTG’s directors;

•	reviewing TMTG’s executive compensation policies and plans;

•
reviewing and approving, or recommending that TMTG’s Board approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for TMTG’s executive officers and other senior management, as appropriate;

•	administering TMTG’s incentive compensation equity-based incentive plans;

•	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

•	assisting management in complying with TMTG’s proxy statement and annual report disclosure requirements;

•	if required, producing a report on executive compensation to be included in TMTG’s Annual Report on Form 10-K and annual proxy statement;

•	reviewing and establishing general policies relating to compensation and benefits of TMTG’s employees; and

•	reviewing TMTG’s overall compensation philosophy.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of TMTG’s Board consists of W. Kyle Green, Robert Lighthizer and Linda McMahon. The chairperson of the nominating and corporate governance committee is Linda McMahon.

Specific responsibilities of the nominating and corporate governance committee include:

•	identifying, evaluating and selecting, or recommending that TMTG’s Board approve, nominees for election to TMTG’s Board;

•	evaluating the performance of TMTG’s Board and of individual directors;

•	reviewing developments in corporate governance practices;

•	evaluating the adequacy of TMTG’s corporate governance practices and reporting;

•	reviewing management succession plans; and

•	developing and making recommendations to TMTG’s Board regarding corporate governance guidelines and matters.

Code of Ethics and Business Conduct

TMTG has adopted a Code of Ethics and Business Conduct that applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The Code of Ethics and Business Conduct is available on TMTG’s website at https://tmtgcorp.com. Information contained on or accessible through such website is not a part of this Report, and the inclusion of the website address in this Report is an inactive textual reference only. TMTG intends to disclose any amendments to the Code of Ethics and Business Conduct, or any waivers of its requirements, on its website to the extent required by the applicable rules and exchange requirements.

Compensation Committee Interlocks and Insider Participation

No member of TMTG’s compensation committee has ever been an officer or employee of the Company. None of TMTG’s executive officers serve, or have served during the last completed fiscal year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or the Company’s compensation committee.

EXECUTIVE AND DIRECTOR COMPENSATION OF TMTG

This section discusses the material components of the executive compensation program for TMTG’s executive officers who are named in the “2022 and 2023 Summary Compensation Table” below.

In 2022 and 2023, Private TMTG’s “named executive officers” and their positions were as follows:

•	Devin G. Nunes, Chief Executive Officer;

•	Phillip Juhan, Chief Financial Officer; and

•	Andrew Northwall, Chief Operating Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

2022 and 2023 Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to Private TMTG’s named executive officers (“NEOs”) for services for the fiscal year ended December 31, 2023.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Devin Nunes	2022	750,000				750,000
	2023	750,000				750,000
Chief Executive Officer
Phillip Juhan	2022	312,500				312,500
	2023	337,500				337,500
Chief Financial Officer
Andrew Northwall	2022	365,000				365,000
	2023	365,000				365,000
Chief Operating Officer

Narrative Disclosure to the 2022 and 2023 Summary Compensation Table

 2022 and 2023 Base Salaries

Base salary is a fixed element within a total compensation package intended to attract and retain the talent necessary to successfully manage the business of Private TMTG and execute its business strategies. The base salary for Private TMTG’s executive officers was established based on the scope of their responsibilities, taking into account relevant experience, internal pay equity, tenure, and other factors deemed relevant. Base salaries are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For the fiscal year ended December 31, 2022, the base salaries for Messrs. Nunes, Juhan, and Northwall were $750,000, $325,000, and $365,000, respectively. For the fiscal year ended December 31, 2023, the base salaries for Messrs. Nunes, Juhan and Northwall were $750,000, $350,000, and $365,000, respectively.

2022 and 2023 Annual Bonuses and Retention Bonuses

Private TMTG has historically not paid discretionary annual bonuses.

Subject to certain conditions, certain Private TMTG executive officers may be eligible to receive a retention bonus of up to $600,000 each, which is expected to be paid in two tranches.

Each NEO will receive a retention bonus of $600,000 and the aggregate amount of retention bonuses for executives who are not NEOs is $1,240,000. These retention bonuses are part of the up to $6,380,000 that Digital World paid Private TMTG upon the closing of the Business Combination to cover retention bonuses as part of the Merger.

Equity Incentive Compensation

In connection with the Business Combination, TMTG’s Board adopted, and our stockholders approved, the 2024 Equity Incentive Plan (referred to herein as the Equity Incentive Plan).  Although Private TMTG does not have a formal policy with respect to the grant of equity incentive awards to Private TMTG’s executive officers, Private TMTG believes that equity awards provide Private TMTG’s executive officers with a strong link to Private TMTG’s long-term performance, create an ownership culture and help to align the interests of Private TMTG’s executives and Private TMTG’s stockholders. In addition, Private TMTG believes that equity awards with a time-based vesting feature promote executive retention because this feature incentivizes Private TMTG’s executive officers to remain in Private TMTG’s employment during the applicable vesting period. Accordingly, Private TMTG’s board of directors periodically reviews the equity incentive compensation of Private TMTG’s NEOs and from time to time may grant equity incentive awards to them. No stock options or other equity awards were granted to Private TMTG named executive officers (“NEOs”) during the fiscal year ended December 31, 2023.

Employee Benefits and Perquisites

Private TMTG currently maintains health and welfare plans (including medical, dental and vision plans) for all of its full-time employees, including the NEOs.

Private TMTG currently provides Messrs. Nunes, Juhan, and Northwall paid vacation, reasonable business reimbursement expenses, and health and welfare plans. Other than these benefits provided to Messrs. Nunes, Juhan, and Northwall, TMTG does not provide any perquisites to its NEOs.

No Tax Gross-Ups

Private TMTG does not make gross-up payments to cover its named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by Private TMTG.

Offer Letters, Promissory Notes and Employment Agreements with Private TMTG’s NEOs

Private TMTG has entered into employment agreements with its NEOs, which were in effect in 2022 or 2023 and are described below. TMTG intends on negotiating new employment agreements with Messrs. Nunes, Juhan and Northwall. The terms of any such agreements will be entered into only with the approval of the TMTG Board’s compensation committee.

Promissory Notes

Private TMTG issued TMTG Executive Promissory Notes to certain executives, including each of the NEOs. The principal amounts of the NEOs’ TMTG Executive Promissory Notes were as follows: $1,150,000 for Mr. Nunes, $4,900,000 for Mr. Juhan and $200,000 for Mr. Northwall, and the aggregate amount of TMTG Executive Promissory Notes for executives who are not NEOs is $650,000. Private TMTG was not required to pay any interest pursuant to the TMTG Executive Promissory Notes. Upon the Closing, the TMTG Executive Promissory Notes automatically converted in whole, without any further action by the NEOs, into 625,000 shares of Company common stock.

Devin G. Nunes

On May 10, 2022, Private TMTG entered into the executive employment agreement with Devin Nunes to be effective as of January 2, 2022, pursuant to which Mr. Nunes serves as the Chief Executive Officer of Private TMTG (the “Nunes Agreement”). The Nunes Agreement provides for an annual base salary of $750,000 (subject to increase to $1,000,000 effective as of the second anniversary of the effective date), with an eligibility to participate in the annual bonus plan, if any, and an initial incentive equity grant of 145,000 Restricted Stock Units (“RSUs”). Any annual bonus and RSUs will remain subject to vesting and other terms as the board determines in its discretion. The Nunes Agreement also provides for severance in the event of a termination by the Company without cause or by Mr. Nunes for good reason of accrued obligations plus an amount equal to six (6) months of base salary.

Following Private TMTG’s issuance of the TMTG Executive Promissory Note to Mr. Nunes prior to the Closing, Private TMTG amended the Nunes Agreement to provide that (i) following and contingent upon the Closing, Mr. Nunes will receive a retention bonus in the amount of $600,000, payable in a lump sum within 30 days after the Closing Date, (ii) Mr. Nunes will not receive the 145,000 RSUs described in the Nunes Agreement but will be eligible to receive discretionary equity awards pursuant to the Equity Incentive Plan, and (iii) Private TMTG acknowledges the TMTG Executive Promissory Note.

Phillip Juhan

On August 6, 2021, Private TMTG entered into the executive employment agreement with Phillip Juhan to be effective as of July 7, 2021 (as amended on December 23, 2021 and January 17, 2022) (the “Juhan Agreement”), pursuant to which Mr. Juhan serves as the Chief Financial Officer of Private TMTG. The Juhan Agreement provides for an annual base salary of $300,000 (to be increased to $325,000 and $350,000 upon the first and second anniversary of July 7, 2021 respectively), with an eligibility to participate in the annual bonus plan, if any, and an initial incentive equity grant of 520,000 RSUs. Any annual bonus and RSUs will remain subject to vesting and other terms as the board determines in its discretion. The Juhan Agreement also provides for severance in the event of a termination by the Company without cause or by Mr. Juhan for good reason of accrued obligations plus an amount equal to six (6) months of base salary.

Following Private TMTG’s issuance of a TMTG Executive Promissory Note to Mr. Juhan prior to the Closing, Private TMTG amended the Juhan Agreement to provide that (i) following and contingent upon the Closing, Mr. Juhan will receive a retention bonus in the amount of $600,000, payable in a lump sum within 30 days after the Closing Date, (ii) Mr. Juhan will not receive the 520,000 RSUs described in the Juhan Agreement but will be eligible to receive discretionary equity awards pursuant to the Equity Incentive Plan, (iii) Private TMTG acknowledges the TMTG Executive Promissory Note and (iv) that effective upon the Closing Date, Mr. Juhan’s base salary increased to $365,000 per year.

Andrew Northwall

On December 17, 2021, Private TMTG entered into the Executive Employment Agreement with Andrew Northwall to be effective as of December 20, 2021, pursuant to which Mr. Northwall serves as the Chief Operating Officer of Private TMTG (the “Northwall Agreement”). The Northwall Agreement provides for an annual base salary of $365,000, with an eligibility to participate in the annual bonus plan, if any, and an initial incentive equity grant of 50,000 RSUs. Any annual bonus and RSUs will remain subject to vesting and other terms as the board determines in its discretion. The Northwall Agreement, which was for a two-year term and automatically renewed for an additional one-year term on December 20, 2023, also provides for severance in the event of a termination by the Company without cause or by Mr. Northwall for good reason of accrued obligations plus an amount equal to two (2) months of base salary.

Following Private TMTG’s issuance of a TMTG Executive Promissory Note to Mr. Northwall prior to the Closing, Private TMTG amended the Northwall Agreement to provide that (i) following and contingent upon the Closing, Mr. Northwall will receive a retention bonus in the amount of $600,000, payable in a lump sum within 30 days after the Closing Date, (ii) Mr. Northwall will not receive the 50,000 RSUs described in the Northwall Agreement but will be eligible to receive discretionary equity awards pursuant to the Equity Incentive Plan, and (iii) Private TMTG acknowledges the TMTG Executive Promissory Note.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by Private TMTGNEOs as of December 31, 2023.

Director Compensation

No compensation awards were granted to Private TMTG directors during the fiscal year ended December 31, 2023 or December 31, 2022 (except as described below) and no fees were paid to Private TMTG directors for service on Private TMTG’s board of directors (or a committee thereof). We may award our directors shares of TMTG Common Stock as non-cash compensation as determined by the Board from time to time. The Private TMTG board of directors will base its decision to grant TMTG Common Stock as compensation on the level of skill required to perform the services rendered and the time committed to providing services to us. The following Private TMTG directors have entered into consulting agreements with Private TMTG as further described below.

Name and Principal Position	All Other Compensation ($)(1)	Total ($)
Kash Patel	$50,000	$50,000

(1)	Represents fees paid pursuant to the consulting agreements described above.

Agreements with Directors

Consulting Agreement with Kashyap “Kash” Patel

On June 13, 2022 as amended on April 21, 2023, Private TMTG entered into a Consulting Agreement with Trishul, LLC, owned by Kashyap “Kash” Patel, to be effective as of February 1, 2022 until June 8, 2023., Pursuant to the agreement and ongoing performance by the parties thereto, Mr. Patel serves as an independent contractor of Private TMTG in exchange for an annual payment of $120,000. Additionally, Private TMTG will reimburse Mr. Patel for all reasonable out-of-pocket business expenses incurred by Mr. Patel, subject to certain pre-approval requirements. Either party can terminate the consulting relationship for any or no reason at any time. In such an event, Mr. Patel will receive all fees payable for his services through the date of termination.

Consulting Agreement with Daniel Scavino Jr. (former director of TMTG)

While Daniel Scavino Jr. did not join the Private TMTG board of directors until January 2023, on August 1, 2021, Private TMTG entered into a Consulting Agreement with Hudson Digital, LLC, owned by Daniel Scavino. Pursuant to the agreement and ongoing performance by the parties thereto, Mr. Scavino serves as an independent contractor of TMTG in exchange for an annual payment of $240,000. Additionally, Private TMTG will reimburse Mr. Scavino for all reasonable out-of-pocket business expenses incurred by Mr. Scavino, subject to certain pre-approval requirements. Either party can terminate the consulting relationship for any or no reason at any time. In such an event, Mr. Scavino will receive all fees payable for his services through the date of termination.

Private TMTG issued Mr. Scavino a TMTG Executive Promissory Note in the principal amount of $2,200,000. Prior to the Closing, Private TMTG entered into an agreement with Mr. Scavino which provides that (i) following and contingent upon the Closing, Mr. Scavino will receive a retention bonus in the amount of $600,000, payable in a lump sum within 30 days after the Closing Date, and (ii) Private TMTG acknowledges the TMTG Executive Promissory Note.

Director Compensation Table

Except as described below, no non-employee Private TMTG director received any compensation during the fiscal year ended December 31, 2023.

Name	All Other Compensation ($)(1)	Total ($)

Kashyap “Kash” Patel(1)	$130,000	$130,000
Daniel Scavino Jr.	$240,000	$240,000

(1)
Represents fees paid pursuant to and consistent with the consulting agreements. As described above, Mr. Patel is entitled to $120,000 annually, but received $130,000 in 2023 due to the consolidation of payments for two months of services, which payments were made in January 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of TMTG Common Stock as of March 26, 2024:

•	each person who is the beneficial owner of more than 5% of TMTG Common Stock;

•	each of TMTG’s current executive officers and directors; and

•	all executive officers and directors of the TMTG, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security or the right to acquire such power within 60 days.

The beneficial ownership of TMTG Common Stock is based on 136,700,583 shares of TMTG Common Stock issued and outstanding as of March 26, 2024.

Unless otherwise indicated, TMTG believes that all persons named in the table have sole voting and investment power with respect to all TMTG Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares	% of Outstanding Shares*
Directors and Executive Officers Post-Business Combination
Devin G. Nunes	115,000	*
Phillip Juhan	490,000	*
Andrew Northwall	20,000	*
Vladimir Novachki	45,000	*
Sandro De Moraes(1)	—	—
Scott Glabe	20,000	*
Eric Swider(2)	153,153	*
Donald J. Trump, Jr.	—	—
Kashyap “Kash” Patel	—	—
W. Kyle Green	—	—
Robert Lighthizer	—	—
Linda McMahon	—	—

All Directors and Executive Officers of TMTG as a Group (12 Individuals)	*	*

Five Percent Holders:
President Donald J. Trump(3)	78,750,000	57.6%
ARC Global Investments II LLC (4)	9,547,101	6.9%
United Atlantic Ventures, LLC(5)	7,525,000	5.5%

*	less than 1%
(1)	Reflects 45 Public Shares purchased by Mr. De Moraes in the public market.
(2)
The shares reported as beneficially owned by Mr. Swider consist of (a) 10,110 shares as a result of the conversion of his 7,500 Founder Shares as adjusted by the conversion ratio (1.348) applicable to the Digital World Class B common stock and (b) 143,043 shares issued to Renatus LLC (“Renatus”) upon conversion of certain Digital World Convertible Notes, at a conversion price of $10.00 per share, in connection with working capital loans. Mr. Eric Swider is the managing member of Renatus. As a result, Mr. Swider may be deemed to share voting and dispositive power with respect to the shares held of record by Renatus. Mr. Swider expressly disclaims beneficial ownership of the shares held by Renatus. The address for Renatus is 370 Harbour Drive, Humacao, Puerto Rico 00791.

(3)
Reflects the shares issued, directly or indirectly, to President Donald J. Trump pursuant to the terms of the Merger Agreement. The business address for President Donald J. Trump is c/o Trump Media & Technology Group Corp., 401 N. Cattlemen Rd., Ste. 200, Sarasota, Florida 34232.

(4)
The shares reported above are held in the name of ARC and consist of (a) 7,400,520 shares as a result of the conversion of ARC’s 5,490,000 Founder Shares as adjusted by the expected conversion ratio (1.348) applicable to the Digital World Class B common stock, (b) 1,700,226 shares (including Warrants exercisable within 60 days) as a result of the conversion of the Placement Units and (c) 446,355  shares (including Warrants exercisable within 60 days) as a result of the conversion of ARC’s Working Capital Units in connection with outstanding working capital loans made by ARC pursuant to Digital World Convertible Notes. Mr. Patrick Orlando was the managing member of ARC and has sole voting and dispositive power with respect to the shares held of record by ARC. By virtue of this relationship, Mr. Orlando may be deemed to share beneficial ownership of the securities held of record by ARC.  The business address of ARC Global Investments II LLC is 78 SW 7th Street, Miami, Florida 33130.  On March 26, 2024, TMTG was notified that the members of ARC had removed Mr. Orlando as the managing member and appointed Mr. Gregg Alper as the ARC’s new managing member. Mr. Alper disclaims beneficial ownership of the shares held by ARC except to the extent of his pecuniary interest.

(5)
Reflects the shares issued, directly or indirectly, to United Atlantic Ventures, LLC as a result of the conversion of its Private TMTG common stock into TMTG Common Stock. The address for United Atlantic Ventures, LLC is 900 SE 2nd St., Apt. 503, Fort Lauderdale, Florida 33301.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Digital World Arrangements

On May 12, 2022, Digital World entered into an amendment to the Lock-Up and Support Letter (“Insider Letter”), with the Sponsor and Digital World’s directors, officers or other initial shareholders named therein (the “Insiders”). Pursuant to the Insider Letter, among other matters, the Sponsor and the Insiders agreed in Section 9 thereof, that the Sponsor, an affiliate of the Sponsor or certain of Digital World’s officers and directors may make up to $30,000,000 loans against Digital World Convertible Notes with a conversion price of $10 per Working Capital Unit.

In November 2021, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to Digital World through September 8, 2023, in the form of a Digital World Convertible Note. On April 21, 2023, Digital World issued two Digital World Convertible Notes (one for $625,700 and the other for $500,000) in the aggregate principal amount of $1,125,700 to the Sponsor to pay costs and expenses in connection with completing an initial business combination. As of September 30, 2023 there were $1,275,000 outstanding in Digital World Convertible Notes with a conversion price of $10 per Working Capital Unit (which exceeds the aggregate amount the Sponsor committed to provide).

On September 8, 2022, Digital World issued a Digital World Convertible Note with a conversion price of $10 per Working Capital Unit with an aggregate principal amount of $2,875,000 to the Sponsor, in connection with the extension of the termination date for the Digital World’s initial business combination from September 8, 2022 to December 8, 2022.

On June 2, 2023, Digital World issued a Digital World Convertible Note with a conversion price of $10 per Working Capital Units, with an aggregate principal amount of $2,000,000 to Renatus, of which Eric Swider, Chief Executive Officer and Director of Digital World, is a founder and partner and another Digital World Convertible Notes in the aggregate principal amount of $10,000,000 to Renatus. As of September 30, 2023, $1,205,333 was outstanding in Digital World Convertible Note to Renatus.

The issuances of the Digital World Convertible Notes described above were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

We have entered into the Registration Rights Agreement with respect to the Founder Shares, the Placement Units, the Working Capital Units, and the securities underlying the foregoing and upon conversion of the Founder Shares.

License Agreement

Private TMTG entered into a royalty-free license agreement with President Trump and DTTM Operations, LLC, an entity that licenses President Trump’s name and regulates his personal media assets and is beneficially wholly owned by President Trump (the “Licensor”). The License Agreement required Private TMTG to pay $100 upon the execution of this License Agreement and that such amount constituted full consideration and a fully paid-up royalty covering the entire term of the License Agreement for the licenses granted in the License Agreement. Private TMTG did not, and, as of the date of this Report, TMTG Sub has not, paid any other amounts to the Licensor pursuant to the License Agreement.

Under the License Agreement, as amended, TMTG Sub has a royalty-free license to use “Trump Media & Technology Group Corp.” as its name. In addition, TMTG Sub has a royalty-free license to use the name and likeness of President Trump, solely as necessary for TMTG Sub to commercialize Truth Social. The License Agreement prohibits use of President Trump’s name or likeness for any other purpose and specifically excludes any use in connection with political activities, including political messaging, political fundraising, get-out-the vote efforts and uses that are controlled by or supportive of any political committees, candidates, policies or initiatives or associated with advocacy or electioneering. All uses of (and any modifications to) President Trump’s name or likeness are subject to his prior approval. Further, the quality of any products or services offered under the License Agreement in connection with President Trump’s name or likeness is subject to his control, and those products or services must in any event satisfy the highest standards for quality and reputation. The rights granted to use President Trump’s name and likeness do not extend to any other member of his family.

Until February 2, 2025 (the “TMTG Social Media Exclusivity Term”), President Trump has agreed to channel non-political communications and posts coming from his personal profile to the Truth Social platform before posting that same social media communication and/or post to any other social media platform that is not Truth Social (collectively, “Non-TMTG Social Media”) until the expiration of the “DJT/TMTG Social Media 6-Hour Exclusive” which means the period commencing when President Trump posts any social media communication onto the Truth Social platform and ending six hours thereafter; provided that he may post social media communications from his personal profile that he deems, in his sole discretion, to be politically-related on any social media site at any time, regardless of whether that post originates from a personal account. As a candidate for president, most or all of President Trump’s social media posts may be deemed by him to be politically related. Consequently, TMTG may lack any meaningful remedy if President Trump minimizes his use of Truth Social. Additionally, none of the limitations or exclusivity contained in the License Agreement shall apply to any business ventures of President Trump or The Trump Organization or their respective affiliates.

Unless notice is given, the TMTG Social Media Exclusivity Term extends in perpetuity for additional 180-day terms. In the event of a force majeure as described in the License Agreement that lasts longer than three days, or if the TMTG Platform is not available to President Trump for a period of three or more consecutive days, President Trump will have the right to invoke the suspension of the “DJT/TMTG Social Media 6-Hour Exclusive.” If the TMTG Social Media Exclusivity Term were to expire but the License Agreement remained in effect, President Trump would be required to post non-political communications contemporaneously to Truth Social and Non-TMTG Social Media. However, that obligation would also exempt any communications that President Trump deems, in his sole discretion, to be politically-related.

President Trump has the right to terminate the License Agreement if (i) the quality of any product or service falls below the required level and is not restored immediately (but not later than 30 days) after notification or (ii) TMTG Sub causes or permits (a) any use of President Trump’s name, likeness or other characteristic in any manner that denigrates or ridicules the name, image or reputation of President Trump, any member of his family, or any of his or her business properties, (b) uses of such name, likeness or other characteristic other than as permitted in the License Agreement, (c) alternations or distortions of such name, likeness or other characteristic without President Trump’s written consent, or (d) creation of any direct, indirect or implied endorsement or commercial tie-in with any product or service that is not offered by TMTG Sub, and the applicable foregoing condition ((a)-(d)) is not cured within thirty days after notice. The license is in any event revocable by President Trump and subject to all of the conditions and limitations in the License Agreement.

The License Agreement also provides that, if it is not sooner terminated, and if TMTG Sub becomes listed on a public market exchange in the United States via, inter alia, the Business Combination before December 31, 2024, the term of the License Agreement will continue in perpetuity, except that it may be terminated by TMTG Sub for convenience or by President Trump for a breach of TMTG Sub’s obligation to ensure that any products or services offered or marketed using President Trump’s name or likeness meet the highest standards of quality and reputation if such breach is not cured immediately (but no later than 30 days) after notification. As a result, following the completion of the Business Combination the License Agreement will continue in perpetuity.

President Trump has agreed not to compete with Truth Social by founding, developing or obtaining a controlling interest in a social media platform that includes one or more material features that directly compete with any of the material features of Truth Social. President Trump may otherwise compete with Truth Social, including by managing or otherwise working with any other social media platform.

TMTG Sub may not terminate the License Agreement based on the personal or political conduct of President Trump, even if such conduct could negatively reflect on TMTG Sub’s reputation or brand or be considered offensive, dishonest, illegal, immoral, or unethical, or otherwise harmful to TMTG Sub’s brand or reputation. Further, TMTG Sub may be obligated to indemnify President Trump for any losses of any type that relate in any way to the License Agreement, including any such losses attributable to President Trump’s own offensive, dishonest, illegal, immoral, unethical or otherwise harmful conduct.

Voting Agreement

Simultaneously with the execution of the Merger Agreement the majority stockholder of TMTG entered into a voting agreement with Digital World and TMTG.

Lock-Up Agreements

On March 25, 2024, Digital World entered into separate Lock-Up Agreements (the “Lock-Up Agreements”) with: Andrew Northwall, Daniel Scavino Jr., Devin G. Nunes, Donald J. Trump, Jr., President Donald J. Trump, Kashyap “Kash” Patel, Phillip Juhan, Scott Glabe and Vladimir Novachki (the “Holders”), pursuant to which they are each contractually restricted from selling or transferring any of (i) their shares of TMTG’s Common Stock held immediately following the Closing and (ii) any of their shares of TMTG’s Common Stock that result from converting securities held immediately following the Closing (the “Lock-Up Shares”). Such restrictions became applicable commencing from the Closing Date and end the earliest of (i) the six-month anniversary of the Closing Date, (ii) on the date on which the closing stock price for TMTG Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date, and (iii) such date on which TMTG completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the TMTG stockholders having the right to exchange their shares of TMTG Common Stock for cash, securities or other property (the “Lock-Up Trading Restrictions”).

Lock-Up Provisions Pursuant to the Amended Charter

Subject to certain customary exceptions, the Amended Charter also includes Lock-Up Trading Restrictions, which applies to holders who received TMTG Common Stock in exchange for their Private TMTG common stock (but excluding shares of TMTG Common Stock issued to the former holders of TMTG Convertible Notes in connection with the conversion of such TMTG Convertible Notes into Private TMTG common stock prior to the Closing and exchanged for TMTG Common Stock at the Closing).

The Amended Charter restricts holders from selling or transferring any of (i) their shares of TMTG Common Stock held immediately following the Closing and (ii) any of their shares of TMTG Common Stock that result from converting securities held immediately following the Closing, if any. Such restrictions begin at Closing and end on the earliest of: (i) the six-month anniversary of the Closing, (ii) on the date on which the closing stock price for TMTG Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-day trading period commencing at least 150 days after the Closing, and (iii) such date on which TMTG completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company stockholders having the right to exchange their shares of TMTG Common Stock for cash, securities or other property.

Indemnification Agreements

On March 25, 2024, TMTG entered into indemnification agreements with each of its directors and executive officers. Each indemnification agreement provides for the indemnification and advancement by TMTG of certain expenses and costs relating to claims, suits or proceedings arising from service to TMTG or, at its request, service to other entities, as officers or directors, to the maximum extent permitted by applicable law.

Non-Competition and Non-Solicitation Agreements

On March 25, 2024, the Significant Company Holders entered into a Non-Compete and Non-Solicitation Agreement (the “Non-Competition and Non-Solicitation Agreement”) in favor of TMTG. Under the Non-Competition and Non-Solicitation Agreement, each Significant Company Holder has agreed that, for a period of (i) four years, it will not engage in any business activity similar to, or competitive with, the business conducted by TMTG or its affiliates, in particular, Truth Social and the business of developing and operating media platforms for social media and digital video streaming, and of developing and operating products and services relating and incidental thereto or any other business being conducted by TMTG or any of its subsidiaries, as of the Closing Date, and (ii) three years, it will not, directly or indirectly (a) hire, engage, solicit, induce or encourage certain employees, independent contractors, consultants, or other certain personnel to leave TMTG; or (b) in any way interfere with or attempt to interfere with the relationship between such persons and TMTG.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Green and Lighthizer and Ms. McMahon are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Controlled Company Exception

President Trump beneficially owns approximately 57.6% of the combined voting power of TMTG Common Stock. As a result, TMTG is a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or other company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of TMTG’s Board consist of independent directors, (2) that TMTG’s Board have a compensation committee that consists entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) that TMTG’s director nominations be made, or recommended to TMTG’s full Board, by TMTG’s independent directors or by a nominations committee that consists entirely of independent directors and that MTG adopts a written charter or board resolution addressing the nominations process. Accordingly, investors do not have the same protections afforded to stockholders of companies that are subject to these corporate governance requirements. In the event that TMTG ceases to be a “controlled company” and its common stock continues to be listed on the Nasdaq, TMTG will be required to comply with these provisions within the applicable transition periods.

TMTG relies on the “controlled company” exemption. As a result, TMTG does not have a majority of independent directors on its board of directors. In addition, in the future, TMTG’s Compensation Committee and the Combined Entity’s Nominating and Corporate Governance Committee may not consist entirely of independent directors or be subject to annual performance evaluations. Accordingly, investors may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings.

The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $71,800 and $234,567, respectively. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $54,075.

The aggregate fees of Adeptus for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 totaled approximately $130,000.

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

We did not pay Marcum  or Adeptus any audit-related fees for the years ended December 31, 2023 and 2022.

Tax Fees

We did not pay Marcum or Adeptus for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees

We did not pay Marcum or Adeptus for any other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

The audit committee of the Board has adopted an audit committee charter, providing for the review and approve all transactions involving an amount in excess of $120,000 in which the Company is to be a participant and in which any “related person” (as defined in Item 404(a) under the Exchange Act) has a direct or indirect material interest. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the Company has already committed to, the business purpose of the transaction and the benefits of the transaction to the Company and to the relevant related party. Any member of the audit committee who has an interest in the related party transaction under review by the audit committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the audit committee may determine to permit or to prohibit the related party transaction.

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report: (1) Financial Statements

(1) Financial Statements

FOR THE 12 MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022:

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Digital World Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Digital World Acquisition Corp. (the Company) as of December 31, 2023, and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement

As discussed in Note 2 to the financial statements, the 2022 financial statements have been restated to correct certain misstatements related to errors for the accounting of certain expenses in the proper period.

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

Ocean, New Jersey
April 1, 2024, PCAOB ID: 3686

DIGITAL WORLD ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets

Cash	$395,011	$989
Prepaid assets	—	168,350
Total Current Assets	395,011	169,339
Cash Held in Trust Account	310,623,083	300,330,651
TOTAL ASSETS	$311,018,094	$300,499,990
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$47,104,743	$18,054,912
Convertible note payable Sponsor	3,883,945	2,875,000
Convertible note payable	500,000	—
Income taxes - payable	1,790,081	979,475
Franchise tax payable	458,226	400,000
Convertible working capital loans	2,398,700	625,700
Advances - related party	41,000	525,835
Total Current Liabilities	56,176,695	23,460,922
Deferred underwriter fee payable	10,062,500	10,062,500
TOTAL LIABILITIES	66,239,195	33,523,422
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized; 28,715,597 and 28,744,342 shares issued and outstanding, at redemption value ($10.75 and $10.40 per share)	308,645,005	298,951,176
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,277,234 issued and outstanding, excluding 28,715,597 and 28,744,342 shares subject to redemption	127	127
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,158,025 and 7,187,500 issued and outstanding	716	719
Additional paid-in capital	—	—
Accumulated deficit	(63,866,949)	(31,975,454)
Total Stockholders’ Deficit	(63,866,106)	(31,974,608)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$311,018,094	$300,499,990

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2023	2022
Formation and operating costs	$12,240,732	$8,716,023
Legal investigations costs	20,752,819	10,004,519
Franchise tax expense	282,500	200,000
Loss from operating costs	(33,276,051)	(18,920,542)
Other income and expenses:
Insurance Recoveries	$1,081,238	—
Interest earned on cash held in Trust Account	13,852,774	4,257,469
Total other income	14,934,012	4,257,469
Loss before income taxes	(18,342,039)	(14,663,073)
Income tax expense	3,548,602	979,475
Net loss	$(21,890,641)	$(15,642,548)
Weighted average shares outstanding of Class A common stock	30,018,099	30,026,614
Basic and diluted net loss per Class A common stock	$(0.49)	$(0.39)
Weighted average shares outstanding of Class B common stock	7,187,258	7,187,500
Basic and diluted net loss per Class B common stock	$(0.99)	$(0.53)

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	1,277,234	$127	7,187,500	$719	$—	$(31,975,454)	$(31,974,608)
Net loss						(21,890,641)	(21,890,641)
Surrender of shares			(29,475)	(3)		3	—
Remeasurement of Class A common stock to redemption value						(10,000,857)	(10,000,857)
Balance - December 31, 2023	1,277,234	$127	7,158,025	$716	$—	$(63,866,949)	$(63,866,106)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,277,234	$127	7,187,500	$719	$—	$(10,572,814)	$(10,571,968)
Net loss						(15,642,548)	(15,642,548)
Remeasurement of Class A common stock to redemption value						(5,760,092)	(5,760,092)
Balance - December 31, 2022	1,277,234	$127	7,187,500	$719	$—	$(31,975,454)	$(31,974,608)

The accompanying notes are an integral part of these financial statements.

DIGITAL WORLD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year end December 31,
	2023	2022
Cash flows from operating activities:

Net loss	$(21,890,641)	$(15,642,548)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(13,831,960)	(4,257,469)
Changes in operating assets and liabilities:
Accrued expenses	29,549,831	17,026,986
Income taxes payable	810,606	979,475
Prepaid insurance	168,350	237,673
Franchise tax payable	58,226	200,000
Net cash used in operating activities	(5,135,588)	(1,455,883)
Cash flows from investing activities:
Investment of cash in Trust Account	—	(2,875,000)
Cash withdrawn from Trust Account for taxes	3,232,500
Cash withdrawn from Trust Account for redemptions	307,028	58,916
Net cash provided by (used in) investing activities	3,539,528	(2,816,084)
Cash flows from financing activities:
Proceeds from convertible Sponsor note	1,008,945	2,875,000
Proceeds from working capital loan	1,773,000	503,441
(Repayment of) Proceeds from advances – related party	(484,835)	625,700
Redemption of shares	(307,028)	(58,916)
Net cash provided by financing activities	1,990,082	3,945,225
Net change in cash	394,022	(326,742)
Cash at beginning of period	989	327,731
Cash at end of period	$395,011	$989
Supplemental disclosures
Income taxes paid	$2,737,997	$—
Interest paid	$—	$—
Non-cash investing and financing activities:
Class B common stock redemption	$3	$0
Remeasurement of Class A common stock	$10,000,857	$5,760,092
Issuance of Convertible note for legal services	$500,000	$0

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

As of December 31, 2023, the Company had not yet commenced operations. All activity through December 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and the search for targets for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and the concurrent Private Placement (as defined below). The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s Initial Public Offering was declared effective on September 2,  2021 (the “Registration Statement”). On September 8, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $287,500,000, and incurred offering costs of $23,566,497, consisting of deferred underwriting commissions of $10,062,500 (see Note 4), fair value of the representative shares (as defined in Note 8) of $1,437,500, fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of $7,677,450, fair value of shares transferred to officers and directors of $221,018, and other offering costs of $4,168,029. The Units sold in the Initial Public Offering included Units that were subject to a 45-day option granted to the underwriter to purchase up to an additional 3,750,000 Units at the Initial Public Offering price to cover over-allotment, which was exercised in full in connection with the consummation of the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,133,484 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement (“Private Placement”) to the Company’s sponsor, ARC Global Investments II LLC (the “Sponsor”), generating gross proceeds of $11,334,840, which is described in Note 5.

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

In connection with the Meeting, stockholders holding 28,745 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $307,028 (approximately $10.68 per share) was removed from the Company’s Trust Account to pay such holders.

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

Proposed Business Combination

The Company entered into an Agreement and Plan of Merger, dated as of October 20, 2021, as amended on May 11, 2022, on August 9, 2023, and on September 29, 2023, and as it may be further amended or supplemented from time to time, the “Merger Agreement”) with DWAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Trump Media & Technology Group Corp., a Delaware corporation (“TMTG”), the Sponsor, in the capacity as the representative for certain stockholders of the Company, and Private TMTG’s General Counsel, in the capacity as the representative for stockholders of TMTG.

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

●
if the dollar volume-weighted average price (“VWAP”) of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within any 30 trading day period, the Company shall issue to the TMTG Stockholders an aggregate of 15,000,000 Earnout Shares;

●
if the VWAP of the Company’s common stock equals or exceeds $15.00 per share for any 20 trading days within any 30 trading day period, the Company shall issue to the TMTG Stockholders an aggregate of 15,000,000 Earnout Shares; and

●
if the VWAP of the Company’s common stock equals or exceeds $17.50 per share for any 20 trading days within any 30 trading day period, the Company shall issue to the TMTG Stockholders an aggregate of 10,000,000 Earnout Shares.

If there is a final determination that the TMTG Stockholders are entitled to receive Earnout Shares, then such Earnout Shares will be allocated pro rata amongst the TMTG Stockholders. The number of shares of the Company’s common stock constituting any earnout payment shall be equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing.

On December 4, 2021, in support of the Transactions, the Company entered into securities purchase agreements (the “SPAs”) with certain institutional accredited investors (the “PIPE Investors”), pursuant to which the investors agreed to purchase an aggregate of 1,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”), at a purchase price of $1,000 per share of Preferred Stock, for an aggregate commitment of $1,000,000,000 in a private placement (the “PIPE”) that was originally intended to be consummated concurrently with the Transactions. The closing of the PIPE was conditioned on the concurrent closing of the Transactions and other closing conditions as set forth in the SPAs. Pursuant to the SPAs, each of the PIPE Investors had the right to terminate its respective SPA, among other things, if the closing of the PIPE had not occurred on or prior to September 20, 2022. The PIPE Investment was terminated in full as of January 10, 2024. See Note 9 – Subsequent Events.

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

Class A Common Stock Subject to Possible Redemption

As discussed in Note 4, all of the 28,750,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2023 or December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

For the year ended December 31, 2023, the Company recorded $109,217 of penalties and interest expense related to income taxes, which is included in income tax expense. No amount was recorded for the year ended December 31, 2022.

Net Loss Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) sale of the Private Placement Units, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
	Redeemable	Non Redeemable	Redeemable	Non Redeemable
Basic and diluted net income (loss) per share of common stock Numerator:
Allocation of net income (loss), as adjusted	$(14,776,927)	$(7,113,714)	(11,799,077)	$(3,843,471)
Denominator: Basic and diluted weighted average shares outstanding	30,018,099	7,187,258	30,026,614	7,187,500
Basic and diluted net income (loss) per share of common stock	$(0.49)	$(0.99)	(0.39)	$(0.53)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming shareholder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 3. INITIAL PUBLIC OFFERING

On September 8, 2021, the Company consummated its Initial Public Offering of 28,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000.

Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 8).

As of September 8, 2021, the Company incurred offering costs of $23,566,497, consisting of deferred underwriting commissions of $10,062,500, fair value of the representative shares (as defined in Note 8) of $1,437,500, fair value of shares issued to the anchor investors of the Company’s Initial Public Offering of $7,677,450, fair value of shares transferred to officers and directors of $221,018, and other offering costs of $4,168,029.

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

Administrative Services Arrangement

An affiliate of the Sponsor has agreed, commencing from the date when the Company’s Registration Statement was declared effective through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $15,000 per month for these services. The agreement with the Sponsor was terminated on April 5, 2023. $45,000 and $180,000 of expense was recorded for the year ended December 31, 2023 and 2022, respectively. $221,000 and $176,000 was unpaid as of December 31, 2023 and December 31, 2022, respectively.

On April 5, 2023, Company entered into an Administrative Support Agreement with Renatus LLC (“Renatus”), an advisory group owned by Eric Swider, the Chief Executive Officer and director of the Company, pursuant to which, the Company agrees to pay Renatus a monthly fee of $15,000 for office space, utilities and secretarial and administrative support commencing from April 5, 2023 until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. $105,000 and $0 of expense was recorded for the year ended December 31, 2023 and 2022, respectively. There was no unpaid balance as of December 31, 2023.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required using Digital World Convertible Notes.

●
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

●
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

In November 2021, the Sponsor committed to provide loans of up to an aggregate of $1,000,000 to the Company through September 8, 2023, in the form of Digital World Convertible Notes.

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

On September 8, 2022, the Company issued a Digital World Convertible Note with a conversion price of $10 per Working Capital Units with an aggregate principal amount of $2,875,000 to the Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from September 8, 2022 to December 8, 2022. As of December 31, 2023 and December 31, 2022, there was $2,875,000 outstanding under this note.

On April 21, 2023, the Company issued two Digital World Convertible Notes (one for $625,700 and the other for $500,000) in the aggregate principal amount of $1,125,700 to the Sponsor to pay costs and expenses in connection with completing an initial business combination. As of December 31, 2023, there were $1,125,700 outstanding in Digital World Convertible Notes with a conversion price of $10 per Working Capital Units (which exceeds the aggregate amount the Sponsor committed to provide).

On June 2, 2023, the Company issued a Digital World Convertible Note with a conversion price of $10 per Working Capital Units, with an aggregate principal amount of $2,000,000 to Renatus, of which Eric Swider, Chief Executive Officer and Director of the Company, is a founder and partner and another Digital World Convertible Notes in the aggregate principal amount of $10,000,000 (the “$10 Million Note,” together with the $2 Million Note, the “Renatus Notes”) to Renatus. As of December 31, 2023, $1,232,000 was outstanding in Digital World Convertible Note to Renatus.

The issuances of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Advances – related parties

During 2022 and the year ended December 31, 2023, the Sponsor paid, on behalf of the Company, $470,835 to a vendor for costs incurred by the Company and $41,000 directly to the Company. As of December 31, 2023 and December 31, 2022, the Company’s obligation to the Sponsor for such payments was outstanding in the amount of $41,000 and $425,835, respectively.

During 2022, a Board member paid, on behalf of the Company, $100,000 to a vendor for costs incurred by the Company. As of December 31, 2023 and December 31, 2022, the Company’s obligation to the Board Member for such payment was $0 and $100,000, respectively.

Note payable

During 2023, the Company agreed to pay a law firm a fixed amount of $500,000 for services rendered through December 31, 2023. As of December 31, 2023, the $500,000 was earned and payable and included in Note payable on the balance sheet. On November 20, 2023, the law firm was issued $500,000 in a Digital World Convertible Note with a conversion price of $10 per Working Capital Units.

During the fourth quarter of 2023, the Company issued Digital World Convertible Notes with a conversion price of $10 per Working Capital Units to certain investors, for working capital purposes. As of December 31, 2023, $1,049,945 was outstanding in Digital World Convertible Notes to certain investors.

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

Agreement with law firm

During 2023, the Company agreed to pay a law firm the greater of $8 million or 130% of the actual fees incurred if the Company completes the Business Combination. Such fees are subject to a downward adjustment in the event the Business Combination is not consummated. Fees and expenses incurred for the year ended December 31, 2023 related to the law firm were $5.1 million. No fees and expenses were incurred for the year ended December 31, 2022.

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

On July 20, 2023, the SEC approved the Settlement in Principle, announcing settled charges against Digital World and entered a cease-and-desist order (the “Order”) finding that Digital World violated certain antifraud provisions of the Securities Act and the Exchange Act, in connection with Digital World’s IPO filings on Form S-1 and the Form S-4 concerning certain statements, agreements and omissions relating to the timing and discussions Digital World had with TMTG regarding the proposed business combination. In the Order, Digital World agreed (i) that any amended Form S-4 filed by Digital World will be materially complete and accurate with respect to certain statements, agreements and omissions relating to the timing and discussions that Digital World had with TMTG regarding the proposed business combination and (ii) to pay a civil money penalty in an amount of $18 million to the SEC promptly after the closing of any merger or a comparable business combination or transaction, whether with TMTG or any other entity. The Company recorded an expense related to this matter of $18 million for the year ended December 31, 2023.

Directors’ and Officers’ Insurance Policy

The coverage under the D&O policy is $2.5 million in excess of a $5.0 million retention. The Company has submitted a notice of loss related to the above noted DOJ and SEC actions to the insurance company and has begun submitting information to the insurance company. Based on actual payments made to third parties under the D&O policy, the Company has reduced its liabilities at December 31, 2023 by $1.1 million.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock -The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On September 8, 2021, the Company issued 143,750 shares of Class A common stock (“representative shares”) to the underwriter. The Company accounts for the representative shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity, at an estimated fair value of $1,437,500. At December 31, 2023 and December 31, 2022, there were 28,715,597 and 28,750,000 shares of Class A common stock issued and outstanding that are subject to possible redemption, and accordingly, such shares have been classified outside of permanent equity. At December 31, 2023 and December 31, 2022, there were 1,277,234 shares of Class A common stock included in stockholders’ deficit.

Class B Common Stock -The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On September 2, 2021, the Sponsor surrendered an aggregate of 1,437,500 shares of Class B common stock for cancellation for no consideration. At December 31, 2023 and December 31, 2022, there were 7,158,025 and 7,187,500 shares of Class B common stock issued and outstanding, of which 1,650,000 shares were transferred to qualified institutional buyers. The shares of Class B Common Stock held by the Sponsor, officers and directors of the Company and institutional buyers represent 20% of the issued and outstanding shares after the Initial Public Offering (assuming those initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares). Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to certain adjustments.

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

Once the warrants become exercisable, the Company may redeem the warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time after the warrants become exercisable;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

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

NOTE 8. TAXES

The Company’s net deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:

Net operating losses	$—	$—
Legal settlement	4,562,100	—
Start-up costs	8,716,458	5,190,046
Total deferred tax assets	13,278,558	5,190,046
Valuation Allowance	(13,278,558)	(5,190,046)
Deferred tax asset, net of allowance	$—	$—

Below is breakdown of the income tax provision.

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Federal

Current	$(3,742,611)	$(3,078,967)
Deferred	—	—
State and local Current	(796,963)	(637,053)
Deferred	—	—
Change in valuation allowance	8,088,176	4,695,494
Income tax provision	$3,548,602	$979,475

As of December 31, 2023 and 2022, the Company had $0 of U.S. federal and state operating loss carryovers.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022, the change in the valuation allowance was $8,088,176 and $4,695,494, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Federal income taxes at 21.00%	21.00%	21.00%
State tax, net of Federal benefit	4.35%	4.35%
Change in valuation allowance	(44.10)%	(32.03)%
Other	(0.60)%	—%
Provision for income tax	(19.35)%	(6.68)%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to the change in the valuation allowance. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below.

PIPE terminations

As of February 8, 2024, all PIPE commitments had been terminated.

Institutional investors convertible notes and warrants

February 6, 2024

The Company issued six promissory notes to certain accredited investors for a total aggregate principal amount of up to $770,000. The proceeds of the Notes will be used to pay costs and expenses in connection with completing the Business Combination

Each of the notes bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the holder and upon the approval of the Company’s stockholders, up to the full amounts payable under the notes may be converted into units of the Company at any time on or prior to the applicable maturity date of the notes. The total conversion units so issued shall be equal to: (x) the portion of the principal amount of the respective note being converted divided by (y) the conversion price, rounded up to the nearest whole number of conversion units.

February 8, 2024

Pursuant to a note purchase agreement entered into by and between Digital World and certain institutional investors on February 8, 2024 (the “Note Purchase Agreement”), Digital World agreed to issue up to $50,000,000 in convertible promissory notes (the “Convertible Notes”). The Convertible Notes:

(a)
accrue interest at an annual rate of 8.00% and are payable on the earlier of (i) the date that is 12 months after the date on which the Company consummates the Business Combination, which interest is not payable to the extent the holder exercises the conversion right and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”);

(b)
are convertible (i) at any time following the consummation of the Business Combination, but prior to the Maturity Date, redemption or otherwise the repayment in full of the Convertible Notes, at each holder’s option, in whole or in part, and subject to the terms and conditions of the Convertible Notes, including any required shareholders’ approval upon the consummation of the Business Combination and (ii) into that number of Digital World Class A common stock and warrants included in the units, each unit consisting of one share of Class A common stock of the Company and one-half of one warrant of the Company (the “Conversion Units”), equivalent to (A) the portion of the principal amount of the applicable Convertible Note (excluding any accrued interest, which shall not be payable with respect to the Convertible Note that was converted) being converted, divided by (B) $8.00 (the “Conversion Price”);

(c)
may be redeemed by Digital World, in whole or in part, commencing on the date on which all Digital World Class A common stock issuable to the holders has been registered with the Securities and Exchange Commission (the “SEC”), by providing a 10-day notice of such redemption (the “Redemption Right”), which Redemption Right is contingent upon the trading price of the Digital World Class A common stock exceeding 130% of the applicable conversion price on at least 3 trading days, whether consecutive or not, within the 15 consecutive trading days ending on the day immediately preceding the day on which a redemption notice is issued by Digital World;

(d)
are initially drawable for 20% of the applicable investor’s commitment amount and a final drawdown for the remaining 80% to occur upon the closing of the Business Combination , with the proceeds of such final drawdown to be deposited into a control account as indicated by the Company (the “Control Account”). The proceeds from such final drawdown deposited into the Control Account shall remain therein and may not be withdrawn by the Company until such time as (i) the Company exercises the Redemption Rights using the proceeds in the Control Account, (ii) any portion of the applicable Convertible Note has been converted, at which time such portion shall be released from the Control Account or (iii) if prior to the conversion, a resale registration statement of the Company covering all common stock issued pursuant to the Convertible Note has been declared effective by the Commission;

(e)	are subject to specified events of default; and

(f)	have registration rights pursuant to the registration rights agreement entered into by the Company and the parties thereto as of September 2, 2021.

In addition, pursuant to warrant subscription agreements (each a “Warrant Subscription Agreement”) entered into by and between Digital World and certain institutional investors on February 7, 2024, Digital World has agreed to issue an aggregate of 3,050,000 warrants (“Post-IPO Warrants”), each warrant entitling the holder thereof to purchase one share of Digital World Class A common stock for $11.50 per share. The Post-IPO Warrants are expected to be issued concurrently with the closing of the Business Combination, and when and if issued, shall have substantially the same terms as the public warrants issued by Digital World in connection with its initial public offering, except that such Post-IPO Warrants may only be transferred to the applicable holder’s affiliates.

Board of Directors and officers convertible notes

On January 22, 2024 the Company issued 9,651,250 of convertible notes to the Board of Directors and officers as compensation for services through the closing of the business combination.

Principal, Interest and Maturity Date

Each Promissory Note has an interest rate of 0%.

Each Promissory Note will be payable by the Company on the date on which the Company consummates its initial business combination, subject to the holder’s continued service with the Company through the closing of the initial business combination. Repayment of the principal amount of the Promissory Note (as well as any delivery of shares of our Class A common stock if the holder elects to covert the Promissory Note) will also be subject to any withholding taxes and deductions required by applicable laws, as determined by the Company.

Conversion and Payment

At the holder’s option, and subject to the terms and conditions set forth herein, at any time prior to the Maturity Date, the holder may elect to convert all or a portion of the unpaid principal balance into shares of Class A common stock of the Company (the “Conversion Shares”), with such conversion effective as of the closing of the Business Combination. The Conversion rate is $10/share. The entire portion of the principal amount of the Promissory Note not converted to Conversion Shares will be paid in cash to the holder at the closing of the Business Combination, subject to any applicable tax withholdings.

The Conversion Shares will not be issued upon conversion of a Promissory Note unless such issuance and such conversion comply with all applicable provisions of law, including, but not limited to, the Securities Act and the applicable rules and regulations of The Nasdaq Stock Market and to the extent required by the Securities Act and the rules thereunder, delivery of the Conversion Shares will not occur until we have an effective registration statement on file with the Securities and Exchange Commission that covers the issuance of the Conversion Shares.

Legal Matters

Section 16 Claim

On October 20, 2023, Plaintiff Robert Lowinger filed a complaint against Rocket One Capital, LLC (“Rocket One”), Michael Shvartsman, Bruce Garelick, and Digital World in the U.S. District Court for the Southern District of New York. According to the complaint, Digital World has been named as a party in the lawsuit because the Plaintiff is seeking relief for the benefit of Digital World. In the complaint, the Mr. Lowinger contends that, in 2021, Mr. Garelick and Rocket One were directors of Digital World and that they purchased securities of Digital World. Mr. Lowinger further alleges that within a six-month period from the date of their purchases, both Mr. Garelick and Rocket One sold securities in Digital World and realized profits from those sales. Additionally, Mr. Lowinger alleges that Mr. Shvartsman had a financial interest in the profits resulting from Rocket One’s purchases and sales of Digital World’s securities. According to Mr. Lowinger, under Section 16(b) of the Exchange Act (15 U.S.C. §78p(b)), Rocket One, Mr. Shvartsman, and Mr. Garelick are each required to disgorge certain trading profits to Digital World. On March 1, 2024, Digital World filed a motion to dismiss the claims against Digital World. On March 15, 2024, Mr. Lowinger filed an opposition to Digital World’s motion to dismiss. On March 22, 2024, Digital World filed a reply in support of its motion to dismiss. At this time, we express no opinion as to the likely outcome of this matter.

TMTG Related Potential Dispute

On July 30, 2021, an attorney for the Trump Organization, on behalf of President Trump, declared void ab initio a services agreement that had granted TMTG, among other things, extensive intellectual property and digital media rights related to President Trump for purposes of commercializing the various TMTG initiatives. Neither TMTG nor Digital World was a party to such agreement.

On January 18, 2024, Digital World received a letter on behalf of a party to the services agreement. The letter contained certain assertions regarding: (i) board appointments with respect to TMTG; (ii) consent rights with respect to TMTG’s issuance of additional shares and classes of securities; and (iii) certain expenses. As support of such assertions, the letter enclosed a copy of the services agreement that had been declared void nearly two and a half years previously. Digital World will share the letter with the appropriate parties for further evaluation, and, as applicable following such evaluation, update the disclosures in this Report.

United Atlantic Ventures

On each of January 18, 2024 and February 9, 2024, Digital World received letters from counsel to UAV, a party to a services agreement (the “Services Agreement”). The letters contained certain assertions and enclosed a copy of the Services Agreement that had been declared void by an attorney of President Donald J. Trump nearly two and a half years prior. Specifically, counsel for UAV claims that the Services Agreement grants UAV rights to (1) appoint two directors to TMTG and its successors (i.e., Public TMTG’s Board), (2) approve or disapprove of the creation of additional TMTG shares or share classes and anti-dilution protection for future issuances and (3) a $1.0 million expense reimbursement claim. In addition, UAV asserts that the Services Agreement is not void ab initio and claims that certain events following the July 30, 2021 notification support its assertion that such Services Agreement was not void.

On February 6, 2024, a representative of UAV sent a text message to a representative of a noteholder of TMTG suggesting that UAV might seek to enjoin the Business Combination.

On February 9, 2024, TMTG received from counsel to UAV a letter similar to those received by Digital World, which also threatened TMTG with legal action regarding UAV’s alleged rights in TMTG, including, if necessary, an action to enjoin consummation of the Business Combination.

TMTG has informed Digital World that it strongly disagrees with UAV’s assertion to any rights with respect to TMTG under the Services Agreement and that it believes TMTG has valid defenses to the potential claims by UAV.

Related Party Loans

On March 18, 2024, the Company drew down $625,000 under the Renatus Notes.

TMTG has further informed Digital World that the capitalization of TMTG is based on TMTG’s corporate documents, including a resolution dated October 13, 2021 (the “TMTG Issuance Resolution”) and not the Services Agreement.

On February 28, 2024, United Atlantic Ventures, LLC (“UAV”) filed a verified complaint against TMTG in the Court of Chancery of the State of Delaware (the “Court”) seeking declaratory and injunctive relief relating to the authorization, issuance and ownership of stock in TMTG, which was amended on March 4, 2024 to add TMTG’s directors as defendants. In addition to its complaint filed on February 28, 2024, UAV also filed a motion to expedite proceedings with the Court. On March 6, 2024, TMTG filed an opposition to UAV’s motion to expedite, and UAV filed its response on March 8, 2024.

On March 9, 2024, the Court held a hearing to decide UAV’s motion to expedite proceedings. During the oral argument by the parties, TMTG advised the Court that it would agree that any additional shares of TMTG issued by TMTG prior to or upon the consummation of the Business Combination (other than any shares issued to satisfy obligations pursuant to TMTG convertible notes) would be placed in escrow pending a resolution of the dispute between the parties. Vice Chancellor Sam Glasscock acknowledged that if any claims remained after the stockholder vote scheduled to take place on March 22, 2024, on the proposed Business Combination (the “Stockholder Vote”), the Court would address those issues expeditiously. However, the Court advised that it would not be blocking the Stockholder Vote, which will proceed as currently scheduled. The Court further noted that the parties would contact the Court following the Stockholder Vote.

Vice Chancellor Glasscock directed TMTG and UAV to submit a proposed stipulated escrow order by close of business on Wednesday, March 13, 2024.

Bradford Cohen

On January 22, 2024, TMTG received a letter from a counsel to Mr. Cohen, who purportedly represented President Donald J. Trump in connection with the Services Agreement, but was not a party thereto. The letter sought to inspect TMTG’s books and records pursuant to Delaware and Florida law and requested that TMTG preserve records for the last three years. TMTG responded via counsel on January 29, 2024. Since January 22, 2024, Mr. Cohen has reached out to TMTG on several occasions. Mr. Cohen asserts that the Services Agreement, declared void by Mr. Cohen’s ostensible client on July 30, 2021, confers certain rights upon Mr. Cohen with respect to the capitalization of TMTG. As the potential claims described above were recently asserted, and the potential disputes arising therefrom are in their early stages, neither TMTG nor Digital Word is able to assess the impact of such claims on their respective businesses and stockholders, or those of the Public TMTG. As a general matter, the defense of such potential claims may be costly and time consuming and could have a material adverse effect on the Company’s reputation and its existing stockholders.

Patrick Orlando

On February 27, 2024, Digital World and TMTG filed a lawsuit, captioned Digital World Acquisition Corp. v. ARC Global Investments II, LLC (Case No. 192862534), in the Civil Division for the Twelfth Judicial Circuit Court in Sarasota County, Florida. The lawsuit seeks (i) a declaratory judgment that the appropriate conversion ratio is 1.34:1, as previously disclosed in this annual report, (ii) damages for tortious interference with the contractual and business relationship between TMTG and Digital World, (iii) damages for conspiracy with unnamed co-conspirators to tortuously interfere with the contractual and business relationship between TMTG and Digital World, (iv) damages to TMTG as a result of (a) the breach of fiduciary duty by Mr. Orlando, which exposed Digital World to regulatory liability through the practice of targeting and resulted in an $18 million dollar penalty to Digital World and significant reputational harm and (b) Mr. Orlando’s continuous obstruction of Digital World’s merger with TMTG to extort various concessions that only benefit him and harm Digital World and its shareholders; and (v) damages for wrongfully asserted dominion over Digital World’s assets inconsistent with Digital World’s possessory rights over those assets. The complaint alleges impending violation of the Digital World Charter for failure to commit to issue the number of conversion shares to the Sponsor that the Sponsor claims it is owed upon the consummation of the Business Combination. The complaint claims a new conversion ratio of 1.78:1. Digital World believes the difference between Digital World’s calculation of the previously disclosed conversion ratio of 1.34:1 and the Sponsor’s now claimed ratio of 1.78:1 results from the Sponsor improperly taking into account in its calculation currently outstanding derivative securities of Digital World neither issued in connection with the closing of the Business Combination nor in a financing transaction in connection with the Business Combination, as well as securities issuable to TMTG in the Business Combination, in each case, contrary to the terms of the Digital World Charter with respect to issuances requiring an adjustment to the conversion ratio applicable to the Class B common stock (collectively, the “Excluded Securities”). The lawsuit filed by the Sponsor seeks: (i) specific performance and damages for alleged breach of the Digital World Charter, (ii) a declaratory judgment that the Excluded Securities should be included in the calculation of the conversion ratio, (iii) a finding that the directors of Digital World breached their fiduciary duties, and (iv) a preliminary injunction to enjoin the Business Combination until Digital World “corrects” the conversion ratio.

Digital World does not believe the Sponsor’s 1.78:1 conversion ratio and related claims are supported by the terms of the Digital World Charter. As a result, Digital World intends to vigorously defend its claims. In the event Digital World is unable to resolve the ongoing disputes with Mr. Orlando and the Sponsor, the resultant delay could introduce material risk to the Business Combination and could result in additional expenses, management diversion, and other related costs that could have a material adverse effect on the trading price of Digital World’s common stock.

On February 29, 2024, ARC Global Investments II, LLC (“ARC”), Digital World’s sponsor, which is controlled by Mr. Patrick Orlando, Digital World’s former chairman of the board of directors (the “Board”) and chief executive officer and a current member of the Board, filed a lawsuit, captioned ARC Global Investments II, LLC v. Digital World Acquisition Corp., Eric Swider, Frank J. Andrews, Edward J. Preble and Jeffery A. Smith (the “Delaware Lawsuit”), in the Court of Chancery of the State of Delaware (the “Chancery Court”). ARC’s complaint alleges impending violation of the Digital World Charter for failure to commit to issue the number of conversion shares to ARC that ARC claims it is owed upon the consummation of the Business Combination. The complaint claims entitlement to a conversion ratio of 1.78:1.

In addition to its complaint filed on February 29, 2024, ARC also filed a motion with the Chancery Court requesting that the case schedule be expedited to enable the Chancery Court to conduct an injunction hearing prior to the March 22, 2024 shareholder vote. On March 3, 2024, Digital World filed an opposition to ARC’s motion to expedite, and ARC filed a reply on March 4, 2024.

On March 5, 2024, the Chancery Court held a hearing to decide ARC’s motion to expedite the case schedule, which was argued on Digital World’s behalf by Paul Hastings LLP partner, Brad Bondi. Following oral argument by the parties, the Vice Chancellor ruled that ARC’s motion was denied “insofar as the court will not hold a merits or injunction hearing before March 22[, 2024].” The Chancery Court ruled that Digital World’s proposal to place disputed shares into an escrow account upon the closing of the Business Combination was sufficient to preclude a possibility of irreparable harm related to the conversion of ARC’s shares. Additionally, the Chancery Court ruled that Digital World’s public disclosures regarding the nature of ARC’s claims and possible conversion scenarios at the closing of the Business Combination further precluded a possibility of irreparable harm related to inadequate disclosure for purposes of the March 22, 2024 vote.

In issuing its ruling, the Chancery Court ruled that by March 8, 2024, ARC and Digital World must confer and propose a schedule by which the Chancery Court may resolve the action within 150 days following the Business Combination. The Chancery Court also further ordered the parties to provide the court with a stipulation by March 8, 2024 regarding ARC’s ability to maintain standing over its claim following its vote in favor of the Business Combination. Additionally, the Chancery Court requested that the parties stipulate to the establishment of an escrow account for the placement of disputed shares following the Business Combination, to be held pending conclusion of the action. Finally, the Chancery Court requested that counsel for Digital World submit a letter to the Chancery Court by March 8, 2024 “addressing how this litigation will proceed alongside the Florida litigation” filed by Digital World on February 27, 2024 in the Circuit Court of Sarasota County, Florida.

On March 5, 2024, in connection with the lawsuit captioned ARC Global Investments II, LLC v. Digital World Acquisition Corp., Eric Swider, Frank J. Andrews, Edward J. Preble and Jeffery A. Smith (the “Delaware Lawsuit”), the Court of Chancery of the State of Delaware (the “Chancery Court”) denied ARC Global Investments II, LLC’s, Digital World’s sponsor, request to delay the vote on the Business Combination to judicially determine the disputed conversion ratio of shares of Class B common stock to shares of Class A common stock in connection with the Business Combination and the special meeting of stockholders to vote on the Business Combination is expected to proceed as currently scheduled on March 22, 2024. In addition, the Chancery Court requested that the parties stipulate to the establishment of an escrow account into which disputed shares would be deposited following the Business Combination and held pending the conclusion of the Delaware Lawsuit.

In connection with the Delaware Lawsuit, the Company informs its shareholders that it intends to apply a conversion ratio to all shares of Class B common stock such that ARC and the other Class B shareholders (the “Non-ARC Class B Shareholders”) would receive the same number of shares of common stock in the post- Business Combination company per Class B share. As such, upon the closing of the Business Combination and pending the Chancery Court’s ruling in, or a resolution by the parties of, the Delaware Lawsuit, the Company intends to issue into a separate escrow account shares of common stock in the post-Business Combination company to satisfy an increase in the conversion ratio with respect to the shares of Class B common stock previously held by the Non-ARC Class B Shareholders. As such, the shares to be deposited in escrow for the benefit of the Non-ARC Class B Shareholders will reflect the difference between the actual conversion ratio, determined by the Company’s board of directors upon closing of the Business Combination, and a conversion ratio of 2.00.

On March 19, 2024, Digital World filed a lawsuit against ARC in New York state court alleging breach of contract and seeking injunctive relief. Digital World’s claims relate to an agreement between Digital World and ARC entered into in September 2021 (the “Letter Agreement”), whereby ARC promised to vote in favor of any merger agreement presented to Digital World’s shareholders for a vote. Digital World alleges that it has presented a merger agreement to its shareholders, but ARC has withheld its vote in favor of the merger, with the shareholder vote scheduled for March 22, 2024. Digital World’s suit seeks declaring ARC’s obligation to vote its shares in favor of the merger, per the Letter Agreement, and an order compelling ARC to specifically perform its obligations under the Letter Agreement. Digital World also seeks an award of consequential damages for breach of contract. No responsive pleadings have been filed. At this early juncture, we express no opinion as to the likely outcome of this matter.

As previously disclosed, Digital World Acquisition Corp., a Delaware corporation (“Digital World”), DWAC Merger Sub Inc., a Delaware corporation (“Merger Sub”), Trump Media & Technology Group Corp., a Delaware corporation (“TMTG”), ARC Global Investments II, LLC, a Delaware limited liability company (“ARC”), in the capacity as the representative of the stockholders of Digital World (which has been replaced and succeeded by RejuveTotal LLC, a New Mexico limited liability company effective as of March 14, 2024), and TMTG’s General Counsel in his capacity as the representative of the stockholders of TMTG, entered into an Agreement and Plan of Merger, dated as of October 20, 2021 (as amended by the First Amendment to Agreement and Plan of Merger, dated May 11, 2022, the Second Amendment to Agreement and Plan of Merger, dated August 9, 2023, and the Third Amendment to Agreement and Plan of Merger, dated September 29, 2023, the “Merger Agreement”), pursuant to which, among other transactions, on March 25, 2024 (the “Closing Date”), Merger Sub merged with and into TMTG, with TMTG continuing as the surviving corporation and as a wholly owned subsidiary of Digital World (the “Business Combination”). In connection with the closing of the Business Combination, Digital World changed its name to “Trump Media & Technology Group Corp.” (sometimes referred to herein as “Public TMTG”) and TMTG changed its name to TMTG Sub Inc.

On March 22, 2024, Digital World held a special meeting of its stockholders (the “Special Meeting”) in connection with the Business Combination. At the Special Meeting, Digital World stockholders voted to approve the Business Combination with TMTG and related proposals. Prior to the Special Meeting, holders of a total of 4,939 shares of Digital World Class A common stock, par value $0.0001, had validly elected to redeem their Digital World Class A common stock for cash at a price of approximately $10.92 per share in connection with the Special Meeting.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Digital World and its consolidated subsidiaries prior to the Closing Date and Public TMTG and its consolidated subsidiaries following the Closing Date. All references herein to the “Board” refer to the board of directors of Digital World or Public TMTG, as applicable. Terms used but not defined herein, or for which definitions are not otherwise incorporated by reference herein, shall have the meaning given to such terms in the definitive final prospectus and definitive proxy statement, dated February 16, 2024 and as amended and supplemented pursuant to Rule 425 under the Securities Act (the “Proxy Statement/Prospectus”) and such definitions are incorporated herein by reference.

As a result of, and in connection with, the Closing, among other things, (i) the second amendment and restatement to the amended and restated certificate of incorporation of Digital World (the “Amended Charter”) redesignated the outstanding shares of Class A common stock, par value $0.0001 per share, of Digital World (“Digital World Class A Common Stock”), as common stock, par value $0.0001 per share, of Trump Media & Technology Group Corp. (the “Public TMTG Common Stock”); (ii) Public TMTG redesignated the warrants underlying the Public Units as Trump Media & Technology Group Corp. Redeemable Warrants, each whole warrant exercisable for one share of Public TMTG Common Stock at an exercise price of $11.50 (“Public TMTG Warrants”); (iii) Public TMTG separated each unit of Digital World outstanding prior to the Closing into one share of Public TMTG Common Stock and one-half of one Public TMTG Warrant, with any fractional warrants to be issued in connection with such separation to be rounded down to the nearest whole warrant, and each whole warrant exercisable for one share of Public TMTG Common Stock at an exercise price of $11.50 per share; (iv) Public TMTG separated the Placement Units into one share of Public TMTG Common Stock and one-half of one Public TMTG Warrant, with any fractional warrants to be issued in connection with such separation to be rounded down to the nearest whole warrant, and each whole warrant exercisable for one share of Public TMTG Common Stock at an exercise price of $11.50 per share; and (v) the Amended Charter reclassified and converted each outstanding share of Class B common stock, par value $0.0001 per share, of Digital World (“Digital World Class B Common Stock”) into shares of Public TMTG Common Stock. Each share of Digital World Class B Common Stock was converted into 1.348 shares of Public TMTG Common Stock.  In addition and as previously disclosed by Digital World, in connection with the lawsuit captioned ARC Global Investments II, LLC v. Digital World Acquisition Corp., Eric Swider, Frank J. Andrews, Edward J. Preble and Jeffery A. Smith (the “Delaware Lawsuit”), which was filed by ARC on February 29, 2024, in the Court of Chancery of the State of Delaware (the “Chancery Court”), Digital World agreed to the establishment of an escrow account for the placement of disputed shares following the Business Combination. As such, the conversion ratio of the Digital World Class B Common Stock may increase and result in the issuance of additional shares of Public TMTG Common Stock. For more information, see “Item 1.01 – Entry into a Material Definitive Agreement – Escrow Agreements in Connection with the Delaware Litigation” to this Current Report on Form 8-K.

Furthermore, as a result of, and in connection with the Closing, (i) immediately prior to the Effective Time the TMTG Convertible Notes were converted into TMTG Common Stock and all of the outstanding TMTG Common Stock that was issued upon such conversion was automatically cancelled and ceased to exist; (ii) Digital World issued an aggregate of 3,424,510 Public TMTG private warrants and 1,709,145 shares of Public TMTG Common Stock to holders to Digital World Convertible Notes; (iii) Public TMTG issued an aggregate of 95,354,534 shares of Public TMTG Common Stock to TMTG securityholders as of immediately prior to the Effective Time (which amount includes (x) 7,854,534 shares of Public TMTG Common Stock to the former holders of the TMTG Convertible Notes and (y) 614,640 shares of Public TMTG Common Stock deposited into escrow pursuant to indemnification provisions under the Merger Agreement); and (iv) 4,667,033 shares of Public TMTG Common Stock were issued to Odyssey Transfer and Trust Company, a Minnesota corporation, as escrow agent (the “Escrow Agent”) pursuant to the Disputed Shares Escrow Agreements (as defined below).

Immediately after giving effect to the Business Combination, there were 136,700,583 issued and outstanding shares of Public TMTG Common Stock, which includes common stock held by Digital World stockholders, ARC, former TMTG stockholders, shares issued upon conversion of TMTG Convertible Notes and shares issued upon conversion of Digital World Convertible Notes, but does not include the underlying shares of Public TMTG Common Stock that may be issued upon conversion of the Digital World Alternative Financing Notes, Post-IPO Warrants or the Public Warrants, shares held pursuant to the Disputed Shares Escrow Agreements or any awards that may be issued under the Equity Incentive Plan.

Additionally, Digital World instructed Odyssey Transfer and Trust Company, a Minnesota corporation, acting in its capacity as transfer agent (the “Transfer Agent”) to reserve up to (i) 46,250,000 shares of Public TMTG Common Stock in connection with future issuances resulting from the underlying shares of Public TMTG Common Stock that may be issued upon conversion of the Digital World Alternative Financing Notes, and (ii) 3,125,000 private warrants issuable in connection with the Digital World Alternative Financing Notes.

Finally, also on March 25, 2024, immediately following the consummation of the Business Combination, as disclosed by Digital World on February 8, 2024, the final drawdown for $40,000,000 (the “Final Drawdown”) in convertible promissory notes (the “Convertible Notes”) was issued to those certain institutional investors (“Accredited Investors”), pursuant to the note purchase agreement entered into by and between Digital World and the Accredited Investors on February 8, 2024 (the “Note Purchase Agreement”). The Final Drawdown was deposited into a control account and may only be released to Public TMTG pursuant to the terms of the Note Purchase Agreement and the Convertible Notes.  For more information on the terms of the Convertible Notes, see “Item 1.01 – Entry into a Material Definitive Agreement – Convertible Notes” to this Current Report on Form 8-K.

As of the Closing Date, (i) President Donald J. Trump beneficially held approximately 57.3% of the outstanding shares of Public TMTG Common Stock and (ii) the public stockholders of Public TMTG held approximately 21.9% of the outstanding shares of Public TMTG Common Stock.

On March 26, 2024, the Company closed the merger with TMTG.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1†
Agreement and Plan of Merger, dated as of October 20, 2021, as amended on May 11, 2022, August 8, 2023, and September 29, 2023 by and among Digital World Acquisition Corp., DWAC Merger Sub Inc. and Trump Media & Technology Group Corp. (incorporated by reference to Annex A to the proxy statement/prospectus which is part of Amendment No. 6 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 14, 2024).

3.1
Amended and Restated Certificate of Incorporation of Digital World Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on September 9, 2021).

3.2
Second Amended and Restated Certificate of Incorporation of Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

3.3	Bylaws of Digital World Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1, filed by Digital World Acquisition Corp. on May 26, 2021).
3.4
Amended and Restated Bylaws of Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on March 5, 2024).

3.5
Second Amendment to the Amended  and Restated Certificate of Incorporation of Digital World Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on September 6, 2023).

4.1
Warrant Agreement, dated September 2, 2021, by and between Digital World Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on September 9, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A2, filed by Digital World Acquisition Corp. on July 26, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A2, filed by Digital World Acquisition Corp. on July 26, 2021).
4.4*	Description of Registered Securities.
10.1
Letter Agreement, dated September 2, 2021, by and among Digital World Acquisition Corp., its officers, directors, ARC Global Investments II LLC and EF Hutton, Division of Benchmark Investments, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on September 9, 2021).

10.2
Investment Management Trust Agreement, dated September 2, 2021, by and between Digital World Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on September 9, 2021).

10.3
Registration Rights Agreement, dated September 2, 2021, by and among Digital World Acquisition Corp. and certain security holders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on September 9, 2021).

10.4
Securities Subscription Agreement, dated January 20, 2021, between Digital World Acquisition Corp. and ARC Global Investments II LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, filed by Digital World Acquisition Corp. on May 26, 2021).

10.5
Units Subscription Agreement, dated September 2, 2021, between Digital World Acquisition Corp. and ARC Global Investments II LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on September 9, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A2, filed by Digital World Acquisition Corp. on July 26, 2021).
10.7+
Trump Media & Technology Group Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

10.8
Form of Lock-up Agreement by and among Digital World Acquisition Corp., Trump Media & Technology Group Corp. and Certain Stockholders, Directors and Officers of Trump Media & Technology Group Corp. thereto (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

10.9
Amendment of the Insider Letter, dated May 12, 2022, by and among Digital World Acquisition Corp., its officers, directors, ARC Global Investments II LLC and EF Hutton, Division of Benchmark Investments, LLC (previously filed as Exhibit 10.12 to the Registration Statement on Form S-4 filed by Digital World Acquisition Corp. on May 16, 2022).

10.10
TMTG Executive Employment Agreement with Phillip Juhan, dated July 7, 2021, as of the Effective Date (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.11
TMTG Amendment to Executive Employment Agreement with Phillip Juhan, dated December 31, 2021, as of the Effective Date (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.12
TMTG Executive Employment Agreement with Devin Nunes, dated January 2, 2022, as of the Effective Date (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.13
TMTG Executive Employment Agreement with Andrew Northwall, dated December 17, 2021, as of the Effective Date (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.14
TMTG Amendment to Executive Employment Agreement with Andrew Northwall, dated December 30, 2023, as of the Effective Date (incorporated by reference to Exhibit 10.16 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.15
Second Amended & Restated License, Likeness, Exclusivity and Restrictive Covenant Agreement, dated February 2, 2024, by and among President Donald J. Trump, DTTM Operations, LLC, and TMTG (incorporated by reference to Exhibit 10.17 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.16
Order Instituting Cease-and Desist Proceedings pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, dated July 20, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on July 21, 2023).

10.17
Promissory Note, dated September 8, 2022, issued to ARC Global Investments II LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on September 8, 2022).

10.18
Administrative Services Agreement, dated as of April 5, 2023, by and between the Company and Renatus LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on April 5, 2023).

10.19
Promissory Note to ARC Global Investments II LLC, dated as of April 21, 2023 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed by Digital World Acquisition Corp. on April 26, 2023).

10.20
Promissory Note to ARC Global Investments II LLC, dated as of April 21, 2023 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed by Digital World Acquisition Corp. on April 26, 2023).

10.21
Promissory Note, dated June 2, 2023, issued to Renatus Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on June 2, 2023).

10.22
Promissory Note, dated June 2, 2023, issued to Renatus Advisors LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on June 2, 2023).

10.23
Amendment No. 1 to Investment Management Trust Agreement, dated August 25, 2023, by and between Digital World Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on August 25, 2023).

10.24	Form of Digital World Convertible Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on November 20, 2023).
10.25
Promissory Note to a certain accredited investor, dated as of November 20, 2022, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on November 22, 2023).

10.26
Form of Digital World Acquisition Corp. Compensation Program Convertible Note (incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.27
Form of Warrant Subscription Agreement, dated as of February 7, 2024, by and among Digital World Acquisition Corp. and certain accredited investors 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on February 8, 2024).

10.28
Form of Note Purchase Agreement, dated February 8, 2024, by and among Digital World Acquisition Corp. and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on February 8, 2024).

10.29
Form of Convertible Promissory Note, issued February 8, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on February 8, 2024).

10.30
Retention Bonus Agreement, dated as of February 9, 2024, by and among Digital World Acquisition Corp., Trump Media & Technology Group Corp., ARC Global Investments II, LLC and General Counsel of Trump Media & Technology Group Corp (incorporated by reference to Exhibit 10.32 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.31
Letter Agreement, dated February 8, 2024, between Digital World Acquisition Corp. and Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 10.34 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.32
Amendment to the Warrant Agreement, dated March 15, 2024, by and among Digital World Acquisition Corp., Continental Stock Transfer & Trust Company and Odyssey Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on March 18, 2024).

10.33
Share Escrow Agreement, dated March 21, 2024, by and among Digital World Acquisition Corp., Trump Media & Technology Group Corp. and Odyssey Transfer & Trust Company (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

10.34
ARC Escrow Agreement, dated March 21, 2024, between Digital World Acquisition Corp. and Odyssey Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on March 26, 2024).

10.35
Non-ARC Class B Shareholders Escrow Agreement, dated March 21, 2024, by and among Digital World Acquisition Corp., Arc Global Investments II, LLC and Odyssey Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on March 26, 2024).

10.36	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).
10.37	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).
10.38
Amended and Restated Promissory Note, dated August 20, 2021, issued to ARC Global Investments II LLC (incorporated by reference to Exhibit 10.2 to the Amended to Registration Statement on Form S-1, filed by Digital World Acquisition Corp. on August 20, 2021).

14.1
Trump Media & Technology Group Corp. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

16.1
Letter from Marcum LLP to the Securities and Exchange Commission, dated August 15, 2023 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on August 15, 2023).

16.2
Letter from Adeptus Partners LLC to the Securities and Exchange Commission, dated March 29, 2024 (incorporated by reference to Exhibit 16.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

31.1*
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.
**	Furnished herewith
†
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 1, 2024	TRUMP MEDIA & TECHNOLOGY GROUP CORP.

By:	/s/ Devin Nunes
Name:	Devin Nunes
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Devin Nunes	Chief Executive Officer	April 1, 2024
Devin Nunes	(Principal Executive Officer)

/s/ Philip Juhan	Chief Financial Officer	April 1, 2024
Philip Juhan	(Principal Financial and Accounting Officer)

/s/ W. Kyle Green	Director	April 1, 2024
W. Kyle Green

/s/ Robert Lighthizer	Director	April 1, 2024
Robert Lighthizer

/s/ Linda McMahon	Director	April 1, 2024
Linda McMahon

/s/ Eric Swider	Director	April 1, 2024
Eric Swider

	Director	April 1, 2024
Donald J. Trump, Jr.

/s/ Kashyap Patel	Director	April 1, 2024
Kashyap Patel