Form 10-K/A
period 2023-12-31
Trump Media & Technology Group Corp.
filed 2024-04-03
CIK 1849635

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed on April 1, 2024 (the “Original 10-K”) of Trump Media & Technology Group Corp. (“TMTG”). TMTG is filing the Amendment solely to correct a scrivener's error contained in the Report of Independent Registered Public Accounting Firm by Adeptus Partners, LLC and the audited financial statements of Digital World Acquisition Corp. as of and for the years ended December 31, 2023 and 2022 otherwise remain unchanged.

This Amendment should be read in conjunction with the Original 10-K. Except as specifically set forth in this Amendment, the Original 10-K has not been amended or updated to reflect events occurring after the filing of the Original 10-K.

Item 15.	Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report: (1) Financial Statements

(1) Financial Statements

FOR THE 12 MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Digital World Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Digital World Acquisition Corp. (the Company) as of December 31, 2023, and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
March 29, 2024, PCAOB ID: 3686

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

DATE: April 2, 2024	TRUMP MEDIA & TECHNOLOGY GROUP CORP.

By:	/s/ Devin Nunes
Name:	Devin Nunes
Title:	Chief Executive Officer
(Principal Executive Officer)