Form 10-Q
period 2024-03-31
Trump Media & Technology Group Corp.
filed 2024-05-20
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. 001-40779

Trump Media & Technology Group Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-4293042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 N. Cattlemen Rd., Ste. 200
Sarasota, Florida 34232
(Address of Principal Executive Offices, including zip code)

(941) 735-7346
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	DJT	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock for $11.50 per share	DJTW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 20, 2024, there were 176,700,583 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2024 and December 31, 2023 and for the three months ending March 31, 2024 and March 31, 2023

+

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands except share data)	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$233,700.9	$2,572.7
Restricted cash	40,028.3	-
Prepaid expenses and other current assets	324.7	327.5
Accounts receivable, net	47.2	81.0
Total current assets	274,101.1	2,981.2

Property and equipment, net	23.7	29.2
Right-of-Use Assets, net	313.8	353.2
Total Assets	274,438.6	3,363.6

Liabilities and Stockholders’ Equity/ (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	9,704.7	1,600.7
Convertible promissory notes	50,157.8	42,415.5
Related party payables	262.0	-
Derivative liability	-	17,282.5
Unearned revenue	3,717.2	4,413.1
Current portion of operating lease liability	163.1	160.3
Total Current Liabilities	64,004.8	65,872.1

Long-term operating lease liability	159.8	201.6
Convertible promissory notes	-	2,931.5
Derivative liability	-	1,120.3
Total liabilities	64,164.6	70,125.5
Commitments and contingencies (Note 14)
Stockholders’ Equity/(Deficit):
Preferred Stock $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Common Stock $0.0001 par value – 999,000,000 shares authorized, 136,700,583 and 87,500,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	13.7	8.8
Paid in Capital	3,082,180.9	-
Accumulated Deficit	(2,871,920.6)	(66,770.7)
Total stockholders’ equity/(deficit)	210,274.0	(66,761.9)
Total liabilities and Stockholders’ equity/(deficit)	$274,438.6	$3,363.6

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Month
	Periods Ended

(in thousands except share and per share data)	March 31, 2024	March 31, 2023
Revenue	$770.5	$1,116.2
Cost of revenue	93.4	41.3
Gross profit	677.1	1,074.9
Cost of operating expenses(1)
Research and development	33,158.6	2,812.1
Sales and marketing	1,070.4	256.1
General and administration	64,795.1	1,836.3
Depreciation	5.6	16.3
Total costs and operating expenses	99,029.7	4,920.8
Loss from operations	(98,352.6)	(3,845.9)
Interest expense	(2,817.6)	(2,024.3)
Interest income	28.8	-
Loss on the extinguishment of debt	(542.3)	-
Change in fair value of derivative liabilities	(225,916.0)	5,659.9
Loss before income taxes	(327,599.7)	(210.3)
Income tax expense/(benefit)	-	-
Net loss	$(327,599.7)	$(210.3)
Net loss per Share attributable to common stockholders:
Basic	$(3.61)	$(0.00)
Diluted*	$(3.61)	$(0.00)
Weighted Average Shares used to compute net profit/ loss per share attributable to common stockholders:
Basic	90,743,994	87,500,000
Diluted	90,743,994	87,500,000

(1)Costs of operating expenses include stock based compensation expense as follows:
Research and development	30,142.5	-
General and administration	54,445.5	-
Total stock based compensation expense	$84,588.0	$-

*Loss per share attributable to common stockholders for diluted calculation is based on the Basic weighted shares as these are not dilutive. The Basic and diluted loss per share attributable to common stockholders are therefore the same.

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Stockholders’ (Deficit)/Equity
(Unaudited)

(in thousands, except share data)	Common Stock Number of Shares	Par Value $0.0001	Preferred Stock Number of Shares	Par Value $0.0001	Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)/ Equity
Retroactive application of recapitalization to January 1, 2023	87,500,000	$8.8	-	$-	$-	$(8,581.3)	$(8,572.5)
Net Profit/(Loss)	-	-	-	-	-	(210.3)	(210.3)
Balance at March 31, 2023	87,500,000	8.8	-	-	-	(8,791.6)	(8,782.8)
Net Profit/(Loss)		-	-	-	-	(22,768.1)	(22,768.1)
Balance at June 30, 2023	87,500,000	8.8	-	-	-	(31,559.7)	(31,550.9)
Net Profit/(Loss)		-	-	-	-	(26,033.1)	(26,033.1)
Balance as September 30, 2023	87,500,000	8.8	-	-	-	(57,592.8)	(57,584.0)
Net Profit/(Loss)		-	-	-	-	(9,177.9)	(9,177.9)
Balance as December 31, 2023	87,500,000	8.8	-	-	-	(66,770.7)	(66,761.9)
Net Loss		-	-	-	-	(327,599.7)	(327,599.7)
Fair value of TMTG earnout shares					2,477,550.2	(2,477,550.2)	-
Conversion of convertible notes into common stock upon Business Combination	6,014,534	0.6	-	-	300,425.4	-	300,426.0
Stock Based Compensation	1,840,000	0.2	-	-	84,587.8		84,588.0
Issuance of common stock upon Business Combination	41,346,049	4.1	-	-	219,617.5		219,621.6
Balance as of March 31, 2024	136,700,583	$13.7	-	$-	$3,082,180.9	$(2,871,920.6)	$210,274.0

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Month Periods Ended

(in thousands)	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net income/(loss)	$(327,599.7)	$(210.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on debt	2,817.6	2,024.3
Change in fair value of derivative liability	225,916.0	(5,659.9)
Depreciation	5.6	16.5
Loss on extinguishment of debt	542.3	-
Stock based compensation	84,588.0	-
Non-cash charge for operating lease	0.4	1.8
Prepaid expenses and other current assets	2.8	-
Accounts receivable	33.8	13.2
Unearned revenue	(695.9)	-
Accounts payable	5,073.1	39.9
Net cash used in operating activities	$(9,316.0)	$(3,774.5)

Cash flows used in investing activities
Purchases of property and equipment	-	-
Net cash used in investing activities	$-	$-

Cash flows provided by financing activities
Proceeds from convertible promissory notes	47,455.0	-
Proceeds from merger	233,017.5	-
Net cash provided by financing activities	280,472.5	-

Net change in cash and cash equivalents and restricted cash	271,156.5	(3,774.5)
Cash and cash equivalents and restricted cash, beginning of period	2,572.7	9,808.4
Cash and cash equivalents and restricted cash, end of period	$273,729.2	$6,033.9

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	233,700.9	6,033.9
Restricted cash	40,028.3	-
Total cash and cash equivalents and restricted cash, end of period	$273,729.2	$6,033.9

Supplemental disclosure of cash flow information
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non cash investing and financing activities
Shares issued for conversion of convertible notes	$300,426.0	$-

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements include the historical accounts of Trump Media & Technology Group Corp. (“TMTG”), which changed its name from Trump Media Group Corp. in October 2021. The mission of TMTG is to end Big Tech’s assault on free speech by opening up the Internet and giving people their voices back. TMTG operates Truth Social, a social media platform established as a safe harbor for free expression amid increasingly harsh censorship by Big Tech corporations.

Merger

On March 25, 2024, TMTG consummated the Merger Agreement dated October 20, 2021, between Digital World Acquisition Corp. (“Digitial World” or “DWAC”), DWAC Merger Sub, TMTG, ARC Global Investments II (“ARC”), LLC and TMTG’s General Counsel, as amended on May 11, 2022, August 9, 2023 and September 29, 2023. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, upon the Closing, Merger Sub merged with and into TMTG, with TMTG surviving as a wholly owned subsidiary of Digital World, and with TMTG’s stockholders receiving 87,500,000 shares of Digital World Class A common stock (excluding 40,000,000 Earnout Shares), subject to certain adjustments and earnout provisions, in exchange for TMTG common stock, which is in substance, a continuation of the TMTG shareholders’ equity interests in the TMTG business, plus up to an additional 7,854,534 shares of New Digital World common stock to be issued upon conversion of outstanding TMTG Convertible Notes immediately prior to the Closing.

Notwithstanding the legal form of the Business Combination pursuant to the Merger Agreement, the Business Combination has been accounted for as a reverse recapitalization in accordance with U.S. GAAP because TMTG is the operating company and has been determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), while Digital World is a blank check company. The determination is primarily based on the evaluation of the following facts and circumstances:

•
The pre-combination equity holders of TMTG hold the majority of voting rights in Digital World after giving effect to the Business Combination (“the Combined Entity”, also referred to herein as “New Digital World” or “the Company”);

•	The pre-combination equity holders of TMTG have the right to appoint the majority of the directors on the Combined Entity Board;

•	TMTG senior management (executives) are the senior management (executives) of the Combined Entity; and

•	Operations of TMTG will comprise the ongoing operations of Combined Entity.

Under the reverse recapitalization model, the Business Combination was treated as TMTG issuing equity for the net assets of Digital World, with no goodwill or intangible assets recorded.

While Digital World was the legal acquirer in the Business Combination, because Predecessor TMTG was deemed the accounting acquirer, the historical financial statements of Predecessor TMTG became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements reflect (i) the historical operating results of Predecessor TMTG prior to the Business Combination; (ii) the combined results of Digital World and Predecessor TMTG following the closing of the Business Combination; (iii) the assets and liabilities of Predecessor TMTG at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with the applicable guidance, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock issued to Predecessor TMTG common shareholders and Predecessor TMTG convertible noteholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Predecessor TMTG convertible notes and Predecessor TMTG common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented.  The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2024.  These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our unaudited financial statements for the year ended December 31, 2023.

Reclassifications

Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

Liquidity and going concern

TMTG commenced operations on February 8, 2021, and began the initial launch of its social media platform in the first quarter of 2022.  In October of 2021, TMTG entered into a definitive merger agreement with DWAC, a special purpose acquisition corporation and a Delaware corporation.  The companies consummated the merger on March 25, 2024.

Company operations consumed $47,048.0 of cash from February 8, 2021 (inception) through March 31, 2024, primarily funded by $48,155.0 of proceeds (net of repayments) from the issuance of “Private TMTG” convertible promissory notes (the “Pre-Merger Notes”). The March 25, 2024 Closing triggered the automatic conversion of the “Pre-Merger Notes” to common stock immediately prior to such closing, thus eliminating the liability.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Concurrently, TMTG received $273,017.5 of net cash proceeds from the Business Combination, comprised of $233,017.5 of cash and $40,000.0 of restricted cash. Prior to Closing, on February 8, 2024, Digital World agreed to issue up to $50,000.0 of convertible promissory notes (the “Convertible Notes”) to certain institutional investors (the “Note Purchase Agreements”). Principal plus accrued interest on the “Convertible Notes” is due in March 2025, if the notes have not been converted to common stock. In accordance with the Note Purchase Agreements, Digital World received $10,000.0 of proceeds (from these notes) prior to Closing, and the Company received the remaining $40,000.0 immediately after Closing. The $40,000.0 of post-merger cash proceeds is held in a restricted account and will be released upon satisfaction of certain conditions, including the registration of the underlying shares. As a result, the Company had a total of $273,729.2 in cash (including restricted cash) and $50,157.8  of convertible promissory notes outstanding as of March 31, 2024. See the note below titled, “NOTE 9 – CONVERTIBLE PROMISSORY NOTES,” for a detailed description of the Company’s convertible notes.

The Company has experienced operating losses in preceding years and in the first quarter of 2024. On average, Company operations consumed approximately $12,577.3 of cash per year from its inception (February 8, 2021) through year-end 2023. In addition, for the three months ended March 31, 2024, and 2023, the Company had negative operating cash flows of $9,316.0 and $3,774.5, respectively. As of December 31, 2023, the Company had a negative working capital position, primarily due to the short-term nature of its “Pre-Merger Notes,” which converted to common stock immediately prior to the Closing. Based upon receipt of proceeds from the Business Combination detailed above, and the resulting positive working capital position (i.e., $274,101.1 of current assets less $64,004.8 of current liabilities, including $50,157.8 of convertible notes as of March 31, 2024), management believes there is not substantial doubt regarding the Company’s ability to continue as a going concern as of March 31, 2024, and the substantial doubt as of December 31, 2023, has been mitigated. The Company believes it has sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates and assumptions reflected in the unaudited condensed  consolidated financial statements relate to and include, but are not limited to, the valuation of convertible promissory notes and derivative liabilities.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany transactions have been eliminated. In October 2021, the Company acquired 100% of the ownership in T Media Tech LLC for a nominal value. The results of T Media Tech LLC since October 13, 2021 are included in the Company’s Condensed Consolidated Statement of Operations.

Cash and cash equivalents and restricted cash

Cash represents bank accounts and demand deposits held at financial institutions. Cash is held at major financial institutions with an original maturity of 90 days or less and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) limitations. No losses were incurred for those balances exceeding the limitations.

Restricted cash consist of a holdback from convertible notes which will be released upon satification of certain conditions, including the registration of the underlying shares.

Prepaid expenses and other current assets

Other current assets consist of prepaid rent, insurance and prepaid data costs.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Useful lives for property and equipment are as follows:

Asset Type	Range
Furniture and computer equipment	2 - 5 years
Computer equipment	3 years

Expenditures which substantially increase value or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains and losses are recorded on the disposition or retirement of property and equipment based on the net book value and any proceeds received.

Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a line of service, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in TMTG climate, among others, may trigger an impairment review. If such indicators are present, TMTG performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified that necessitated an impairment test over property and equipment.   Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 4 - Property and equipment for further detail.

Software Development Cost

We expense software development costs, including costs to develop software products or the software component products to be sold, leased, or marketed to external users, before technological feasibility is reached.  Technological feasibility typically is reached shortly before the release of such products.  As a result, development costs that meet the criteria for capitalization were not material for the periods presented.

Software development costs also includes costs to develop software to be used solely to meet internal needs and cloud-based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.  Costs capitalized for developing such software applications were not material for the periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue recognition

The Company records revenue in accordance with ASC 606. The Company determines the amount of revenue to be recognized through application of the following steps- Identification of the contract, or contracts with a customer; - Identification of the performance obligations in the contract; - Determination of the transaction price; - Allocation of the transaction price to the performance obligations in the contract; and - Recognition of revenue when or as the Company satisfies the performance obligations.

The Company entered into advertising contractual arrangements with advertising manager service companies. The advertising manager service companies provide advertising services through their Ad Manager Service Platform on the Truth Social website to customers. The Company determines the number of Ad Units available on its Truth Social website. The advertising manager service companies  have sole discretion over the terms of the auction and all payments and actions associated therewith. Prices for the Ad Units are set by an auction operated and managed by these companies. The Company  has the right to block specific advertisers at its sole reasonable discretion, consistent with applicable laws, rules, regulations, statutes, and ordinances. The Company is an agent in these arrangements,  and recognizes revenue for its share in exchange for arranging for the specified advertising to be provided by the advertising manager service companies. The advertising revenues are recognized in the period when the advertising services are provided.

Unearned revenue

Unearned revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Unearned revenue of $695.9 was recognized as revenue for the three months ended March 31, 2024, which was included in the deferred revenue balance as of December 31, 2023. As of March 31, 2024, deferred revenue is expected to be recognized during the succeeding 12-month period and is therefore presented as current.

Cost of revenue

Cost of revenue primarily encompasses expenses associated with generating advertising revenue. These costs are determined by allocating staff direct and indirect costs proportionately, including depreciation, based on the time spent managing the agency relationships with external vendors. These costs are confined to activities related to coordinating with these third-party vendors as the third-party vendors are responsible to control and facilitate the delivery of advertising services.

Research and development

Research and development expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for our engineers and other employees engaged in the research and development of our products and services. In addition, research and development expenses include allocated facilities costs, and other supporting overhead costs.

Marketing and sales

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, commissions, benefits and stock-based compensation for our employees engaged in sales, sales support, business development and media, marketing, and customer service functions. In addition, marketing and sales-related expenses also include advertising costs, market research, trade shows, branding, marketing, public relations costs, allocated facilities costs, and other supporting overhead costs. We expense marketing and sales cost in the period in which they are incurred.  For the three months ended March 31, 2024 and 2023, marketing and sales expenses totaled $1,070.4 and $256.1, respectively.

Selling, general and administrative expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, and stock-based compensation for our executive, finance, legal, information technology, corporate communications, human resources, and other administrative employees. In addition, general and administrative expenses include fees and costs for professional services (including third-party consulting, legal, and accounting services), facilities costs, and other supporting overhead costs that are not allocated to other departments.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Income tax amounts are therefore recognized for all situations where the likelihood of realization is greater than 50%. Changes in recognition or measurement are reflected in income tax expense in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in Income Tax Expense/(Benefit). See Note 7 - Income Taxes.

Derivatives

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company accounts for the warrants and earnout in accordance with the guidance contained in ASC 815-40. The Company has determined that the warrants qualify for equity treatment in the Company’s unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company has no liabilities for loss contingencies.

Recently issued accounting standards

In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We do not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 is effective for public smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has adopted ASU 2020-06 effective as of January 1, 2024. The adoption of ASU 2020-06 did not have a material effect on the Company’s consolidated financial statements.

NOTE 3 - RECAPITALIZATION

As discussed in Note 1, following the Closing of the Business Combination, TMTG was deemed the accounting acquirer and the transaction was accounted for as a reverse recapitalization.

Transaction Proceeds

Upon the Closing, the Company received gross proceeds of $233,017.5. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity (deficit) for the period ended March 31, 2024:

Cash-trust and cash, net of redemptions	233,017.5
Add: other assets	-
Less: accrued expenses	(3,292.9)
Less: notes payable	(10,103.0)
Reverse recapitalization, net	219,621.6

In connection with the Merger, TMTG incurred $1,640.2 in one-time direct and incremental transaction costs, consisting of legal and other professional fees, recorded in general and administration expenses. TMTG also issued $6,130.0 of bonus payments to employees of the Company and a director of Private TMTG that were triggered by the Merger.  The Company recorded $5,530.0 and $600.0 in general and administration expense and sales and marketing expense, respectively, for the three months ended March 31, 2024. TMTG deems these to be non-recurring expenses that are not direct and incremental to the Merger.

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

Digital World common stock, outstanding prior to the Business Combination	39,636,904
Shares issued to Digital World convertible noteholders, converted immediately prior to Business Combination	1,709,145
Predecessor TMTG Shares (1)	87,500,000
Shares Issued to TMTG convertible noteholders	7,854,534
Common stock immediately after the Business Combination (2)	136,700,583

(1)	Includes 614,640 shares outstanding and held in escrow.
(2)	Excludes 4,667,033 shares not outstanding and held in escrow.

The number of Predecessor TMTG shares was determined as follows:

	Predecessor TMTG Shares	Shares issued to shareholders of Predecessor TMTG
Common stock	100,000,000	87,500,000
	100,000,000	$87,500,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Public and private placement warrants

In connection with Digital World’s initial public offering in 2021, 14,375,000 public warrants were issued (the “Public Warrants”) and 566,742 warrants were issued in a private placement (the “Private Placement Warrants”; and the Private Placement Warrants together with the Public Warrants, collectively the “Warrants”) all of which warrants remained outstanding and became warrants for the Common Stock in the Company.

Additionally, pursuant to warrant subscription agreements (each a “Warrant Subscription Agreement”) entered into by and between Digital World and certain institutional investors on February 7, 2024, Digital World has agreed to issue an aggregate of 3,055,000 warrants (“Post-IPO Warrants”), each warrant entitling the holder thereof to purchase one share of the Company’s Class A common stock for $11.50 per share. The Post-IPO Warrants were issued concurrently with the closing of the Business Combination, and have substantially the same terms as the public warrants issued by Digital World in connection with its initial public offering, except that such Post-IPO Warrants may only be transferred to the applicable holder’s affiliates.

TMTG Earnout Shares

As noted in Note 1, in connection with the Merger, TMTG shareholders are entitled to up to 40,000,000 shares if certain post merger per share market prices are achieved.

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Earnout Shares at the date of the merger, which included the following assumptions:

The Monte Carlo simulation conclusion for each tranche of the Earnout Shares is the result of the average of 1,000,000 trial outcomes. Within each trial of the simulation:

1.	The stock price is simulated for the defined term (1.5 years, 2 years, and 3 years) after the Merger date.
2.	The vest date is determined as the date the stock price achieves the different stock price thresholds, which are $12.50, $15.00, and $17.50.
3.
The payoff is calculated as the number of shares issued per tranche (15 million, 15 million, and 10 million) multiplied by the simulated stock price at the vest date, which varies with each simulation.

4.	The payoff is discounted to the present value using the interpolated risk-free rate ranging from 4.31% to 4.70%.

Volatility is calculated as the annualized standard deviation of daily returns from a set of Guideline Public Companies (GPC) over the expected term for each tranche. The 75th percentile of GPC volatilities was selected given the Company’s early stage life cycle relative to the GPC set. The accounting for the Earnout Shares was first evaluated under ASC 718 to determine if the arrangement represents a share-based payment arrangement. Because there are no service conditions nor any requirement of the participants to provide goods or services, the Company determined that the Earnout Shares are not within the scope of ASC 718.

Next, the Company determined that the Earnout Shares represent a freestanding equity-linked financial instrument to be evaluated under ASC 480 and ASC 815-40. Based upon the analysis, the Company concluded that the Earnout Shares should not be classified as a liability under ASC 480.

The Company next considered the equity classification conditions in ASC 815-40-25 and concluded that all of the conditions were met. Therefore, the Earnout Share arrangement is appropriately classified in equity.

As the merger has been accounted for as a reverse recapitalization, the fair value of the Earnout Shares arrangement has been accounted for as an equity transaction as of the closing date of the merger.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Property and equipment
Furniture and equipment	$34.5	$34.5
Computer equipment	120.8	120.8
Accumulated depreciation	(131.7)	(126.1)
Property and equipment, net	$23.7	$29.2

Total depreciation expense was $5.6 and $16.5 for the three months ended March 31, 2024 and 2023, respectively

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accounts payable	$1,147.7	$1,600.7
Other accrued expenses	5,526.1	-
Income tax payable	2,522.7	-
Franchise tax payable	508.2	-
Accounts payable and accrued expenses	$9,704.7	$1,600.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - LEASES

Operating leases are included in the unaudited condensed consolidated Balance Sheets as follows:

(in thousands)	Classification	March 31, 2024	December 31, 2023
Lease assets
Operating lease cost ROU assets, net	Assets	$313.8	$353.2
Total lease assets		$313.8	$353.2

Lease liabilities
Operating lease liabilities, current	Current liabilities	$163.1	$160.3
Operating lease liabilities, non-current	Liabilities	159.8	201.6
Total lease liabilities		$322.9	$361.9

The components of lease costs, which are included in loss from operations in our unaudited condensed consolidated Statement of Operations we as follows:

	Three Month Period Ended

(in thousands)	March 31, 2024	March 31, 2023
Lease costs
Operating lease costs	44.8	44.8
Total lease costs	$44.8	$44.8

(in thousands)	March 31, 2024
2024 (remainder of)	$136.1
2025	185.8
2026	31.3
Total future minimum lease payments	$353.2
Amount representing interest	30.3
Present value of net future minimum lease payments	322.9

NOTE 7 - INCOME TAXES

The estimated annual effective tax rate applied to the three month periods ended March 31, 2023 is 0%, which differs from the US federal statutory rate of 21% principally due to the projection of U.S. net operating loss for fiscal 2024 with full application of a valuation allowance. As of March 31, 2024, TMTG had US Federal net operating loss carryforwards (“NOLs”) with a tax benefit of approximately $9,400.0  from December 31, 2023.

NOTE 8 – OTHER INCOME – RELATED PARTY, RELATED PARTY RECEIVABLE AND PAYABLE

Administrative Services Arrangement

An affiliate of the Digital World sponsor ARC agreed, commencing from the date when Digital World’s Registration Statement was declared effective through the earlier of Digital World’s consummation of a Business Combination and its liquidation, to make available to the Digital World certain general and administrative services, including office space, utilities and administrative services, as Digital World required from time to time. Digital World agreed to pay the affiliate of the Sponsor $15.0 per month for these services. The agreement with the Sponsor was terminated on April 5, 2023. $221.0 was unpaid as of March 31, 2024.

Advances – related party

During 2022 and the year ended December 31, 2023, the Digital World Sponsor paid, on behalf of Digital World, $470.8 to a vendor for costs incurred by Digital World  and $41.0 directly to Digital World. As of March 31, 2024, the Company’s obligation to the Sponsor for such payments was outstanding in the amount of $41.0.

Effective June 13, 2022, Private TMTG entered into a Consulting Services Agreement with Trishul, LLC (“Trishul”). Pursuant to such agreement and subsequent performance by the parties thereto, Trishul provided consulting services to Private TMTG until the consulting relationship was terminated by Private TMTG effective March 25, 2024, upon the Closing of the Business Combination. During the three months ended March 31, 2024 and 2023, TMTG paid $30.0 and $40.0, respectively, to Trishul. As of March 31, 2024 and 2023,  TMTG had an outstanding payable balance of zero and $10.0, respectively to Trishul. The outstanding payable balance at December 31, 2023 was zero. Trishul is owned by Kashyap “Kash” Patel, a director of TMTG since March 25, 2024, and previously a director of Private TMTG from March 11, 2022, until March 26, 2024.

In August 2021, Private TMTG entered into a Consulting Services Agreement with Hudson Digital, LLC (“Hudson Digital”). Pursuant to the agreement, which as amended expires December 31, 2024, Hudson Digital provides consulting services to TMTG. Hudson Digital also received a TMTG Executive Promissory Note in the principal amount of $4,000.0, which converted into common shares immediately before the Closing (along with all other Private TMTG Convertible Notes), and a $600.0 retention bonus following the Closing. During the three months ended March 31, 2024 and 2023, we paid $60.0 to Hudson Digital. As of March 31, 2024 and 2023, TMTG had an outstanding payable balance of $600.0 and zero, respectively to Hudson Digital, recorded within accounts payable and accrued liabilities on the condensed consolidated balance sheet. Hudson Digital is owned by Daniel Scavino, who served as a director of Private TMTG from February 16, 2023, until March 25, 2024. Mr. Scavino has not served as an officer or director of TMTG.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES AND WARRANTS

Notes 1 to 7 were Convertible Promissory Notes issued from May 2021 through October 2021 with a cumulative face value of $5,340.0, maturity of 24 months from each respective issuance date and interest was accrued at 5% based on the simple interest method (365 days year) for each note. Each of Notes 1-7 contemplated multiple plausible outcomes that include conversion upon a Qualified SPAC Business Combination (“SPAC”) and at least one of the following conversion triggers: Qualified Initial Public Offering (“IPO”), private equity transaction and/or change of control. All outstanding principal of these Notes, together with all accrued but unpaid interest on such principal, will convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes in the event of a completed SPAC transaction would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding, divided by $4.00. In other, non-SPAC conversion scenarios, the number of shares of Company stock to be issued to the Lender upon conversion of the Notes was variable based on the application of an automatic discounted share-settlement feature. For Notes 1 and 2, the number of shares of Company stock to be issued to the Lender upon a non-SPAC conversion event would be the number of shares of Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by 40% of the initial public offering price per share of a qualified initial public offering. For Notes 3-7, the number of shares of Company stock to be issued to the Lender upon a non-SPAC conversion event would be the number of shares of Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by 40% of (i) the initial public offering price per share of a qualified initial public offering, (ii) the price per share as determined by the valuation of the  Company in connection with a qualified private equity raise, or (iii) in the case of a change of control, the price per share determined in accordance with the Company’s then current fair value determined by an independent valuation firm.

Notes 8 to 12 were Convertible Promissory Notes issued from November 2021 through December 2021 with a cumulative face value of  $17,500.0, maturity of between 18 months and 36 months and interest was accrued at a range between 5%  and 10% based on the simple interest method (365 days year) for each note. Notes  8 to 12 were convertible simultaneously with the completion of a  SPAC merger agreement or IPO. All outstanding principal of these Notes, together with all accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by either US$25, US$21 or US$20 subject to the respective conditions of the individual Notes; provided, however, in the event that the stock price quoted for the Company on NASDAQ or The New York Stock Exchange (as applicable) at the time of the closing of the Qualified SPAC Business Combination (the “TMTG Stock Price”) is less than either $50 per share, $42 per share, $40 per share subject to the respective conditions of the individual Notes, then the Conversion Price would be reset to 50% of the then current TMTG Stock Price subject to a floor of $10 per share.

Notes 13 to 18 were Convertible Promissory Notes issued from January 2022 through March 2022.  Note 19 was issued on August 23, 2023.  Notes 13 to 19 were Convertible Promissory Notes issued with a cumulative face value of  $18,360.0, maturity of 18 months and interest will be accrued at a range between 5%  and 10% based on the simple interest method (365 days year) for each note. Notes 13 to 19 were convertible simultaneously with the completion of a Qualified SPAC Business Combination (“SPAC”) merger agreement or Qualified Initial Public Offering (“IPO”). All outstanding principal of these Notes, together with all accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by either US$25 or US$21 subject to the respective conditions of the individual notes.

Notes 20 to 23 were Convertible Promissory Notes issued from November 2023 through March 2024 with a cumulative face value of  $7,955.0, maturity of 18 months and interest will be accrued at 10% based on the simple interest method (365 days year) for each note. Notes 20 to 23 were convertible with the completion of a Qualified SPAC Business Combination (“SPAC”) merger agreement or Qualified Initial Public Offering (“IPO”). The outstanding principal of the Notes, accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes in the event of a SPAC transaction shall be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by US$10.  The number of shares of Company stock to be issued to the Lender upon conversion of the Notes in the event of an IPO would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by 50% of the IPO price per share.

Convertible notes and warrants - February 8, 2024 - Pursuant to a note purchase agreement entered into by and between Digital World and certain institutional investors on February 8, 2024 (the “Note Purchase Agreement”), Digital World agreed to issue up to $50,000.0 in convertible promissory notes (the “Convertible Notes”). The Convertible Notes: (a) accrue interest at an annual rate of 8.00% and are payable on the earlier of (i) the date that is 12 months after the date on which the Company consummates the Business Combination, which interest is not payable to the extent the holder exercises the conversion right and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”); (b) are convertible (i) at any time following the consummation of the Business Combination, but prior to the Maturity Date, redemption or otherwise the repayment in full of the Convertible Notes, at each holder’s option, in whole or in part, and subject to the terms and conditions of the Convertible Notes, including any required shareholders’ approval upon the consummation of the Business Combination and (ii) into that number of Digital World Class A common stock and warrants included in the units, each unit consisting of one share of Class A common stock of the Company and one-half of one warrant of the Company (the “Conversion Units”), equivalent to (A) the portion of the principal amount of the applicable Convertible Note (excluding any accrued interest, which shall not be payable with respect to the Convertible Note that was converted) being converted, divided by (B) $8.00 (the “Conversion Price”); (c) may be redeemed by Digital World, in whole or in part, commencing on the date on which all Digital World Class A common stock issuable to the holders has been registered with the SEC, by providing a 10-day notice of such redemption (the “Redemption Right”), which Redemption Right is contingent upon the trading price of the Digital World Class A common stock exceeding 130% of the applicable conversion price on at least 3 trading days, whether consecutive or not, within the 15 consecutive trading days ending on the day immediately preceding the day on which a redemption notice is issued by Digital World; (d) are initially drawable for 20% of the applicable investor’s commitment amount and a final drawdown for the remaining 80% to occur upon the closing of the Business Combination, with the proceeds of such final drawdown to be deposited into a control account as indicated by the Company (the “Control Account”). The proceeds from such final drawdown deposited into the Control Account shall remain therein and may not be withdrawn by the Company until such time as (i) the Company exercises the Redemption Rights using the proceeds in the Control Account, (ii) any portion of the applicable Convertible Note has been converted, at which time such portion shall be released from the Control Account or (iii) if prior to the conversion, a resale registration statement of the Company covering all common stock issued pursuant to the Convertible Note has been declared effective by the Commission;  (e) are subject to specified events of default; and (f) have registration rights pursuant to the registration rights agreement entered into by the Company and the parties thereto as of September 2, 2021.

In addition, pursuant to warrant subscription agreements (each a “Warrant Subscription Agreement”) entered into by and between Digital World and certain institutional investors on February 7, 2024, Digital World has agreed to issue an aggregate of 3,055,000 warrants (“Post-IPO Warrants”), each warrant entitling the holder thereof to purchase one share of Digital World Class A common stock for $11.50 per share. The Post-IPO Warrants were issued concurrently with the closing of the Business Combination, and have substantially the same terms as the public warrants issued by Digital World in connection with its initial public offering, except that such Post-IPO Warrants may only be transferred to the applicable holder’s affiliates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investors funded $10,000.0 of the $50,000.0 available under the Note Purchase Agreement before the closing of the merger and $40,000.0 immediately after Closing. The $40,000.0 of proceeds is held in a restricted account and will be released upon satisfaction of certain conditions, including the registration of the underlying shares.

Conversion into Paid in Capital

At the closing of the merger, certain Digital World and TMTG convertible notes were converted into common stock of the Company. The carrying value of the Digital World notes converted was $8,228.6 and the carrying value of the TMTG notes converted was $300,426.0, including the derivative liability.

The Company determined the automatic discounted share-settlement feature upon certain events (e.g., SPAC, IPO, change in control, etc.) is an embedded derivative requiring bifurcation accounting as (1) the feature is not clearly and closely related to the debt host and (2) the feature meets the definition of a derivative under ASC 815 (Derivative and Hedging). Subsequent changes to the fair value of the embedded derivative flows through the Statement of Operations. The Debt (net of initial debt discount and any related debt issuance costs recorded) is accreted using the effective interest rate method under ASC 835 (Interest) until maturity. The Convertible Promissory Notes (debt host) are not subject to Subtopic 480-10.

(in thousands)	March 31, 2024	December 31, 2023
Convertible Promissory Notes
Notes 1 to 7	$5,340.0	$5,340.0
Notes 8 to 12	17,500.0	17,500.0
Notes 13 to 20	17,860.0	17,860.0
Notes 21 to 23	7,455.0	-
Digital World Convertible Notes	50,103.0	-
Total	98,258.0	40,700.0
Debt Issuance costs	(240.0)	(240.0)
Carrying value of Convertible Promissory Notes	98,018.0	40,460.0
Less: Derivative liability component	(37,234.8)	(37,234.8)
Liability component at date of issue	60,783.2	3,225.2
Interest charged	44,939.4	42,121.8
Loss on extinguishment of debt	542.3	-
Total Liability component	$106,264.9	$45,347.0
Less: Conversion to Paid in Capital	(56,107.1)	-
Less: Short-term liability component	(50,157.8)	(42,415.5)
Liability component at March 31, 2024 and December 31, 2023	$-	$2,931.5

Embedded feature component
Derivative liability component	$37,234.8	$37,234.8
Change in fair value of embedded derivative	207,084.1	(18,832.0)
Total Derivative Liability Component	244,318.9	18,402.8
Less: Conversion to Paid in Capital	(244,318.9)	-
Less: Short-term derivative liability component	-	(17,282.5)
Derivative Liability Component at March 31, 2024 and December 31, 2023	$-	$1,120.3

The interest charged for the periods is calculated by applying the effective interest rate range of between 16.3% to 100%+ to the liability component for the period since the respective notes were issued.

As of March 31, 2024, our future minimum payment of our note payable in the amount of $50,157.8 is due in March 2025.

NOTE 10 - FAIR VALUE MEASUREMENT

The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.

Level 3. Significant unobservable inputs which are supported by little or no market activity.

The derivative liability component of Convertible promissory notes are classified as Level 3 due to significant unobservable inputs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2024
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current Liabilites
Derivative liability			-

Liabilities
Derivative liability			-

	As of December 31, 2023
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current Liabilites
Derivative liability			17,282.5

Liabilities
Derivative liability			1,120.3

The estimated fair value of the conversion feature of the Derivative liability is based on traditional valuation methods including Black-Scholes option pricing models and Monte Carlo simulations.

NOTE 11 – LOSS PER SHARE

Basic loss per share is calculated by dividing net income by the weighted average number of shares of stock outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares from convertible notes and warrants. There were no dilutive potential common shares for three months ended March 31, 2024 and 2023, because the Company incurred a net loss and the potential dilutive shares are anti-dilutive. As such, basic and diluted losses per common share are the same.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	March 31, 2024	March 31, 2023
Convertible notes	6,250,000	-
Warrants	21,491,229	-
Total common stock equivalents excluded from dilutive loss per share	27,741,229	-

As noted in Note 14, in connection with the litigation initiated by ARC against DWAC in the Delaware Court of Chancery  and the Closing of the Business Combination, the Company deposited 4,667,033 shares into an escrow account, to be held until the action concludes.  While in escrow, such shares are generally not considered by the Company to be issued and outstanding. For purposes of basic and diluted loss per share (and the table above), these shares are not included until the contingency (litigation) is resolved.

NOTE 12 – STOCKHOLDERS’ EQUITY

At inception, the total number of shares of all classes of capital stock that the Company was authorized to issue was 11,000 shares of  Company Stock, each having a par value of $0.000001, of which 10,000 shares were issued and outstanding, and an additional 1,000 shares were authorized for issuance in connection with the Company’s Equity Incentive Plan.

In October 2021, the total number of shares of Common Stock authorized was increased to 110,000,000, each having a par value of $0.000001. Each share of the Company’s Common Stock, automatically and without any action on the part of the Company or any respective holders thereof, was reclassified into ten thousand (10,000) shares of the Company’s Common Stock, $0.000001 par value per share, resulting in 110,000,000 shares authorized, of which 100,000,000 shares were issued and outstanding, and an additional 7,500,000 shares were authorized for issuance in connection with the Company’s Equity Incentive Plan.

In January 2022, the total number of shares of the Company’s Common Stock authorized was increased to 120,000,000, each having a par value of $0.000001, of which 100,000,000 shares were issued and outstanding, and an additional 7,500,000 shares were authorized for issuance in connection with the Company’s Equity Incentive Plan.

In January 2024, the total number of shares of the Company’s Common Stock authorized was increased to 1,000,000,000, each having a par value of $0.000001, of which 100,000,000 shares were issued and outstanding. 100,000,000 of the additional authorized but unissued shares were classified as non-voting.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 25, 2024, in connection with the merger, Digital World amended (the second amendment) and restated its certification of incorporation. Amoung other matters, Digital World’s name was changed to Trump Media and Technology Group Corp. Additionally, the Company changed its authorized capital stock to 1,000,000,000 shares, each with a par value of $0.0001 per share, consisting of (a) 999,000,000 shares of common stock and (b) 1,000,000 shares of preferred stock.

NOTE 13 – STOCK BASED COMPENSATION

2024 Equity Incentive Plan

In connection with the Business Combination, TMTG’s Board adopted, and our stockholders approved, the Digital World Acquisition Corp. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), which became effective on March 25, 2024.  The total number of shares of our common stock reserved and available for delivery under the 2024 Equity Incentive Plan at any time during the term of the 2024 Equity Incentive Plan will be equal to 13,252,544  No activity pursuant to the 2024 Equity Incentive Plan occurred for the three months ended March 31, 2024.

Executive Promissory Notes

In March 2024, we issued unsecured Executive Promissory Notes to certain executives, including each of our Named Executive Officers (“NEOs”) in an aggregate amount of $10,900.0, as consideration for their service to the Company through the Merger. The Executive Promissory Notes bore a zero-coupon interest rate, and became payable at the earlier of September 30, 2024, an Event of Default, or upon a Change in Control Event.  The Maturity Date of the Executive Promissory Notes could be extended at the sole discretion of each executive individually for any reason, including for the purpose of allowing the Executive Promissory Notes to convert to stock or other securities upon a Change of Control Event.

Upon a Change of Control Event, the Executive Promissory Notes automatically converted into either (a) shares of common stock at a fixed conversion price of $10.00 per share upon consummating a merger with DWAC, or (b) a share amount equal to the quotient of the principal amount divided by the price per share based upon the current fair value of the common stock of TMTG, for any other Change of Control Events.

On March 25, 2024, we consummated a merger between DWAC and TMTG at which time the Executive Promissory Notes automatically converted into an aggregate of 1,090,000 shares of our common stock.  We accounted for the Executive Promissory Notes as a liability award under ASC 718 as the Executive Promissory Notes could be converted into a variable number of shares upon a Change of Control event and the executives had the sole discretion to extend the Maturity Date which could result in the Company being required to settle the Executive Promissory Notes in cash.  We remeasured the fair value of the Executive Promissory Notes at their settlement date and recorded stock-based compensation expense for these awards, within general and administration expense in the Statement of Operations, totaling $54,445.5 for the three months ended March 31, 2024.

Vendor Convertible Notes

In March 2024, we issued unsecured convertible notes to certain vendors in exchange for research and development services provided.  These Vendor Convertible Notes were issued with an aggregate face value of $7,500.0, bore a zero-coupon interest rate, and had a maturity date in March 2027.

The Vendor Convertible Notes were automatically convertible in to shares of our common stock upon consummating a merger between DWAC and TMTG at a conversion price of $10.00 per share.  We measured the fair value of these Vendor Convertible Notes on their date of grant and recorded $30,142.5 of stock based compensation expense, within research and development expense in the Statement of Operations for the three months ended March 31, 2024.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

From time-to-time, we are a party to litigation and subject to claims, suits, regulatory and government investigations, other proceedings and consent decrees in the ordinary course of business, and other unasserted claims.  We investigate claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and reasonably estimable. Based on current known facts and circumstances, the Company currently believes that any liabilities ultimately resulting from ordinary course claims, and proceedings will not individually or in aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.  However, the outcomes of claims legal proceedings or investigations are inherently unpredictable and subject to uncertainty, and may have an adverse effect on us because of defense costs, diversion of management resources and other factors that are not known to us or cannot be quantified at this time.  We may also receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.  The final outcome of any current or future claims or lawsuits could adversely affect our business, financial position, results of operations or cash flows.  We periodically evaluate developments in our legal matters that could affect the amount of liability that has previously been accrued or the reasonably possible losses that we have disclosed, and make adjustments as appropriate.

In connection with the litigation initiated by ARC against DWAC in the Delaware Court of Chancery  (see below) and the Closing of the Business Combination, the Company deposited 4,667,033 shares into an escrow account, to be held until the action concludes.  While in escrow, such shares are generally not considered by the Company to be issued and outstanding.  On March 22, 2024, the Chancery Court entered a Scheduling Order setting the case for a single-day trial on June 26, 2024.

Except as indicated below, to the knowledge of our management team, there is no litigation currently pending or contemplated against us or against any of our property.

We have cooperated with a FINRA inquiry concerning events (specifically, a review of trading) that preceded the public announcement of the Merger Agreement and the consummation of the Business Combination. According to FINRA’s request, the inquiry should not be construed as an indication that FINRA has determined that any violations of Nasdaq rules or federal securities laws have occurred, or as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.

Settlement in Principle

Digital World was the subject of an investigation by the SEC with respect to certain statements, agreements and the timing thereof included in Digital World’s registration statements on Form S-1 in connection with its IPO and Form S-4 relating to the Business Combination (the “Investigation”).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 3, 2023, Digital World reached an agreement in principle (the “Settlement in Principle”) in connection with the Investigation. The Settlement in Principle was subject to approval by the SEC.

On July 20, 2023, the SEC approved the Settlement in Principle, announcing it settled its dispute with Digital World and entered an order (the “Order”) finding that Digital World violated certain antifraud provisions of the Securities Act and the Exchange Act, in connection with Digital World’s IPO filings on Form S-1 and the Form S-4 concerning certain statements, agreements and omissions relating to the timing and discussions Digital World had with Private TMTG regarding the proposed business combination. In the Order, Digital World agreed (i) that any amended Form S-4 filed by Digital World would be materially complete and accurate with respect to certain statements, agreements and omissions relating to the timing and discussions that Digital World had with Private TMTG regarding the proposed business combination and (ii) to pay a civil money penalty in an amount of $18 million to the SEC promptly after the closing of any merger or a comparable business combination or transaction, whether with Private TMTG or any other entity.

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

On March 1, 2024, Digital World filed a motion to dismiss the claims against Digital World. On March 15, 2024, the Plaintiff filed an opposition to Digital World’s motion to dismiss. On March 22, 2024, Digital World filed a reply in support of its motion to dismiss the claims against Digital World. The case is Lowinger v. Rocket One Capital, LLC, et al., No. 1:23-cv-9243 (S.D.N.Y. Oct. 20, 2023).

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

On each of January 18, 2024 and February 9, 2024, Digital World received letters from counsel to UAV, a party to the Services Agreement. The letters contained certain assertions and enclosed a copy of the Services Agreement that had been declared void two and a half years earlier. Specifically, counsel for UAV claims that the Services Agreement grants UAV rights to (1) appoint two directors to TMTG and its successors (i.e., TMTG after the Business Combination), (2) approve or disapprove of the creation of additional TMTG shares or share classes and anti-dilution protection for future issuances, and (3) a $1.0 million expense reimbursement claim. In addition, UAV asserts that the Services Agreement is not void ab initio and claims that certain events following the July 30, 2021 notification support its assertion that such Services Agreement was not void.

On February 6, 2024, a representative of UAV sent a text message to a representative of a noteholder of TMTG suggesting that UAV might seek to enjoin the Business Combination. On February 9, 2024, Private TMTG received from counsel to UAV a letter similar to those letters received by Digital World, which also threatened Private TMTG with legal action regarding UAV’s alleged rights in Private TMTG, including, if necessary, an action to enjoin consummation of the Business Combination.

On February 28, 2024, UAV filed a verified complaint against Private TMTG in the Chancery Court seeking declaratory and injunctive relief relating to the authorization, issuance, and ownership of stock in Private TMTG and filed a motion for expedited proceedings. On March 4, 2024, UAV filed an amended complaint, converting their action from a direct action to a purported derivative action, and adding members of the Private TMTG board as defendants.

On March 6, 2024, Private TMTG filed an opposition to UAV’s motion to expedite, and UAV filed its response on March 8, 2024. On March 9, 2024, the Chancery Court held a hearing to decide UAV’s motion to expedite proceedings. During the oral argument, Private TMTG agreed that any additional shares of Private TMTG issued prior to or upon the consummation of the Business Combination would be placed in escrow pending a resolution of the dispute between the parties. The Chancery Court entered an order consistent with the foregoing on March 15, 2024, and scheduled a status conference for April 1, 2024. On March 18, 2024, Private TMTG and the former board filed a motion to dismiss the amended complaint for, among other things, failure to state a claim.

On April 2, 2024, UAV filed a motion for leave to file a second amended complaint together with a motion for preliminary injunction and a motion for contempt and anti-suit injunction related to Private TMTG’s filing of a separate litigation against UAV and others in Florida state court. Private TMTG maintains that the contempt claims are meritless. Additionally, UAV filed a motion for a case scheduling order seeking to expedite discovery in advance of a hearing scheduled for April 30, 2024. On April 3, 2024, Defendants (Private TMTG and its former board) filed an opposition to the motion for scheduling order. On April 5, 2024, Defendants filed an opposition to the motion for leave to file a second amended complaint. On April 8, 2024, Defendants filed a motion to stay discovery and for protective order. The Chancery Court granted the motion for leave to file a second amended complaint on April 9, 2024, but the Chancery Court also re-assigned the case to a new judicial officer.

On April 11, 2024, UAV filed its second amended complaint, naming the prior Defendants together with five new defendants—TMTG and the current directors on the TMTG Board who were not on Private TMTG’s board of directors.

On April 22, 2024, all of the Defendants moved to vacate the Chancery Court’s prior order expediting the matter.  Additionally, all of the Defendants moved to dismiss the second amended complaint.  Following briefing and oral argument on the motion to vacate, the Chancery Court vacated the prior provisions of the March 15 order expediting the matter. On May 8, 2024, the Chancery Court stayed discovery.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

This matter—including Defendants’ Motion to Dismiss and UAV’s Renewed Motion for Contempt—remains pending.

Lawsuit Against ARC and Patrick Orlando

On February 26, 2024, representatives of ARC Global Investments II, LLC (“ARC”) claimed to Digital World that after a “more comprehensive” review, the conversion ratio for Digital World Class B common stock into Digital World Class A common stock upon the completion of the Business Combination was approximately 1.8:1. ARC’s new claim also contradicted the previous assertion by Patrick Orlando, the managing member of ARC, that the conversion ratio was 1.68:1. Digital World’s board of directors viewed these claims as an attempt by Mr. Orlando to secure personal benefits, breaching his fiduciary duty to Digital World and its shareholders.

Digital World and Private TMTG initiated a lawsuit against ARC (Case No. 192862534) in the Civil Division for the Twelfth Judicial Circuit Court in Sarasota County, Florida, on February 27, 2024. The complaint sought a declaratory judgment affirming the appropriate conversion ratio as 1.34:1, as previously disclosed, damages for tortious interference with the contractual and business relationship between Private TMTG and Digital World, and damages for conspiracy with unnamed co-conspirators to interfere with the same. The complaint also sought damages for Mr. Orlando’s breach of fiduciary duty, which exposed Digital World to regulatory liability and resulted in an $18 million penalty, and for his continuous obstruction of Digital World’s merger with Private TMTG to extort various concessions that benefited only him and harmed Digital World and its shareholders. Furthermore, the complaint sought damages for the wrongful assertion of dominion over Digital World’s assets inconsistent with Digital World’s possessory rights over those assets. On March 8, 2024, Digital World voluntarily dismissed its declaratory judgment claim against ARC. On March 17, 2024, Digital World and Private TMTG filed an amended complaint, adding a claim for violation of Florida’s Deceptive and Unfair Trade Practices Act. Digital World further alleged breach of fiduciary duty of loyalty, breach of fiduciary duty of care, and conversion claims against Mr. Orlando. With respect to ARC, Digital World alleged aiding and abetting a breach of fiduciary duty. Defendants ARC and Mr. Orlando filed motions to dismiss the amended complaint and stay discovery in the action on April 3, 2024. No hearing has been set on the motions, and a case management conference is scheduled for June 17, 2024.

On the afternoon of February 28, 2024, ARC’s registered agent in Wilmington, Delaware, and Mr. Orlando were served with the complaint filed by Digital World and Private TMTG. Later that day, ARC’s counsel electronically mailed Digital World’s counsel a lawsuit, filed in the Court of Chancery of the State of Delaware, alleging an impending violation of the Digital World Charter for failure to commit to issue the number of conversion shares to ARC that ARC claims it is owed upon the consummation of the Business Combination (the “Delaware Lawsuit”). The complaint claims a new conversion ratio of 1.78:1 and seeks specific performance and damages for the alleged breach of the Digital World Charter, a declaratory judgment that the certain derivative securities of Digital World should be included in the calculation of the conversion ratio, a finding that the directors of Digital World breached their fiduciary duties, and a preliminary injunction to enjoin the Business Combination until Digital World “corrected” the conversion ratio.

We do not believe ARC’s 1.78:1 conversion ratio and related claims are supported by the terms of the Digital World Charter. As a result, we intend to vigorously defend Digital World’s calculation of the conversion ratio and related rights. In addition to its complaint filed on February 28, 2024, ARC also filed a motion with the Chancery Court requesting that the case schedule be expedited to enable the Chancery Court to conduct an injunction hearing prior to the March 22, 2024 shareholder vote. On March 3, 2024, Digital World filed an opposition to ARC’s motion to expedite, and ARC filed a reply on March 4, 2024. On March 5, 2024, the Chancery Court conducted a hearing to consider ARC’s request to expedite the case schedule. After hearing arguments from both sides, the Vice Chancellor denied ARC’s motion, stating that the court would not conduct a merits or injunction hearing before March 22, 2024. Consequently, the Vice Chancellor also denied ARC’s request to postpone the vote until after a merits hearing.

The Chancery Court ruled that Digital World’s proposal to deposit disputed shares into an escrow account at the close of the Business Combination was adequate to prevent potential irreparable harm related to ARC’s share conversion. The court also found that Digital World’s public disclosures about ARC’s claims and possible conversion scenarios at the close of the Business Combination further mitigated the risk of irreparable harm due to insufficient disclosure for the March 22, 2024 vote. In its ruling, the Chancery Court ordered ARC and Digital World to propose a schedule by March 8, 2024, for resolving the action within 150 days following the Business Combination. The court also asked the parties to provide a stipulation by March 8, 2024, regarding ARC’s ability to maintain standing over its claim after voting in favor of the Business Combination. The court further requested the parties to agree to the creation of an escrow account for the deposit of disputed shares after the Business Combination, to be held until the action concludes. Lastly, the court asked Digital World’s counsel to submit a letter by March 8, 2024, outlining how this litigation will proceed alongside the Florida litigation filed by Digital World on February 27, 2024, in the Circuit Court of Sarasota County, Florida. On March 8, 2024, Digital World submitted a letter to the Chancery Court, stating that it voluntarily had dismissed its claim for declaratory judgment in the Circuit Court of Sarasota County, Florida. On March 22, 2024, the Chancery Court entered a Scheduling Order setting the case for a single-day trial on June 26, 2024. Discovery is ongoing.

In relation to the Delaware Lawsuit, Digital World notified its shareholders on March 14, 2024, of its intention to apply a conversion ratio to all Digital World Class B common stock shares to ensure that ARC and the Non-ARC Class B Shareholders receive an equal number of common stock shares in the Company per share of Digital World Class B common stock. Accordingly, on March 21, 2024, Digital World entered into the Disputed Shares Escrow Agreements with the Escrow Agent, pursuant to which TMTG deposited into escrow the number of shares of TMTG Common Stock representing the difference between the actual conversion ratio, determined by Digital World’s board of directors upon closing of the Business Combination (which was determined to be 1.348:1), and a conversion ratio of 2.00. Any release of shares is subject to the terms and conditions of the Disputed Shares Escrow Agreements.

The ultimate resolution as to whether none, a portion or all of the disputed conversion shares will be issued is not determinable at this time. As a general matter, the pursuit of the claims may be costly and time consuming and could have a material adverse effect on TMTG’s reputation and its existing stockholders and may result in counterclaims.

Litigation With Patrick Orlando in Delaware

On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Chancery Court seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”). Mr. Orlando’s allegations relate to certain provisions in the Digital World Charter, Digital World’s bylaws, and an indemnity agreement allegedly entered into between Mr. Orlando and Digital World. Mr. Orlando alleges that those certain provisions require Digital World to pay the legal fees Mr. Orlando incurred and will incur in connection with legal proceedings in which he is involved by reason of the fact that he is or was a director or officer of Digital World. Mr. Orlando seeks a court order that (i) declares that he is entitled to legal fees for certain proceedings described in the complaint, (ii) requires Digital World to pay for legal fees incurred and future legal fees to be incurred for those proceedings, (iii) requires Digital World to pay the fees incurred to bring the Advancement Lawsuit, and (iv) requires Digital World to pay pre- and post-judgment interest on the amounts owed to Mr. Orlando.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 3, 2024, the Chancery Court entered a Stipulation and Advancement Order (“Stipulation”), stating that Mr. Orlando is entitled to advancement of attorneys’ fees and costs incurred with legal proceedings described in the Stipulation, subject to Digital World’s right to challenge the reasonableness of those attorneys’ fees and costs. The Stipulation further states that Mr. Orlando is entitled to fees incurred in connection with enforcement of advancement rights and sets forth procedures that will govern future requests for advancement of attorneys’ fees and costs.  As of May, 10, 2024, TMTG had paid or agreed to pay a total of $235.1 thousand to Mr. Orlando’s attorneys pursuant to such Stipulation.

On April 23, 2024, Mr. Orlando filed a motion for leave to supplement the Advancement Lawsuit to add a claim for advancement of legal fees and expenses Mr. Orlando has incurred and will incur in connection with his defense of an action for declaratory judgment brought by members of ARC regarding Mr. Orlando’s removal as the managing member of ARC.  Mr. Orlando also seeks reimbursement for the legal fees and expenses incurred in connection with his supplement to the Advancement Lawsuit, and he seeks pre-judgment and post-judgment interest on the amounts he claims are owed to him.

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

Lawsuit Against UAV, Litinksy, Moss, and Orlando in Florida

On March 24, 2024, Private TMTG filed a lawsuit in the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (Case No. 2024 CA 001545 NC) against UAV, Andrew Litinsky, Wesley Moss, and Patrick Orlando. In view of UAV’s repeated demands concerning its alleged stock ownership and director appointment rights, the complaint alleges claims for a declaratory judgment against UAV determining that the Services Agreement is unenforceable against Private TMTG. The complaint also asserts a claim for unjust enrichment against UAV based on its failure to competently provide services to the company. Finally, the complaint asserts claims for damages for (a) breach of the fiduciary duty of loyalty against Mr. Litinsky and Mr. Moss based on their dealings with Orlando, (b) aiding and abetting and conspiracy to breach fiduciary duty against Mr. Orlando based on the same events, and (c) breach of the fiduciary duty of care against Mr. Litinsky and Mr. Moss for their gross negligence in managing the company.

On April 25, 2024, Private TMTG filed a motion to consolidate this lawsuit with the Lawsuit Against ARC and Patrick Orlando in Sarasota County, Florida described above for purposes of discovery and pretrial proceedings. That motion is currently pending before the court, as is Mr. Moss, Mr. Litinsky, and UAV’s motion to stay proceedings—which is set for a hearing on June 5, 2024.

Litigation with Orlando and Benessere in Miami, Florida

On April 2, 2024, Patrick Orlando and Benessere Investment Group, LLC filed suit against TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County, Florida. Orlando and Benessere seek a declaratory judgment that TMTG is restricted from disclosing material exchanged with Orlando and Benessere pursuant to a joint defense agreement previously entered into by the Parties in addition to a request for damages for any breach of the joint defense agreement. Also on April 2, 2024, Orlando and Benessere filed a motion for preliminary injunction for enforcement of the joint defense agreement. As of May 2, 2024, the motion for preliminary injunction had not been set for hearing.

Litigation with ARC Noteholders in Miami, Florida

On May 8, 2024, a group of ARC noteholders (Edwin B. Tucker et al.) filed suit against ARC and DWAC n/k/a TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County, Florida.  The noteholders seek specific performance and compensatory damages from both defendants or, in the alternative, damages for breach of contract from ARC, in connection with shares of TMTG to which the ARC noteholders assert they are entitled.  As of May 10, 2024, TMTG had not been served in this action.

NOTE 15 – SUBSEQUENT EVENTS

On April 15, 2024, TMTG filed a registration statement on form S-1, which, as of May 20, 2024, had not yet been declared effective and remained subject to amendment and completion.

On April 16, 2024, TMTG announced that it had finished the research and development phase of its new live TV streaming platform and would begin scaling up its own content delivery network. On May 16 and 17, 2024, respectively, the Company signed agreements to obtain data center services and purchase servers and related equipment for the project.

On April 26, 2024, in accordance with the terms of the Merger Agreement, the Company officially determined that 40,000,000 Earnout Shares had been earned, after which such shares were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “TMTG,” “we,” “us” or the “Company” refer to Trump Media & Technology Group Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. All amounts are in thousands, except per share data.  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “aim,” “plan,” “may,” “will,” “continue,” “should,” “seek” and variations and similar words and expressions identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024, as amended by Amendment Number 1 to Form 10-K filed with the SEC on April 3, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

TMTG aspires to build a media and technology powerhouse to rival the liberal media consortium and promote free expression. TMTG was founded to fight back against the big tech companies-Meta (Facebook, Instagram, and Threads), X (formerly Twitter), Netflix, Alphabet (Google), Amazon and others-that it believes collude to curtail debate in America and censor voices that contradict their “woke” ideology. TMTG aims to safeguard public debate and open dialogue, and to provide a platform for all users to freely express themselves.

TMTG Sub Inc. (formerly known as Trump Media & Technology Group Corp.) (“Private TMTG”) was incorporated on February 8, 2021, and launched its first product, Truth Social, which is a social media platform aiming to end big tech’s assault on free speech by opening up the internet and giving the American people their voices back. It is a public, real-time platform where any user can create content, follow other users, and engage in an open and honest global conversation without fear of being censored or cancelled due to their political viewpoints. TMTG does not restrict whom a user can follow, which it believes will greatly enhance the breadth and depth of available content. Additionally, users can be followed by other users without requiring a reciprocal relationship, enhancing the ability of TMTG users to reach a broad audience.

Truth Social was generally made available in the first quarter of 2022. TMTG prides itself on operating its platform, to the best of its ability, without relying on big tech companies. Partnering with pro-free-speech alternative technology firms, Private TMTG fully launched Truth Social for iOS in April 2022. Private TMTG debuted the Truth Social web application in May 2022, and the Truth Social Android App became available in the Samsung Galaxy and Google Play stores in October 2022. Private TMTG introduced direct messaging to all versions of Truth Social in 2022, released a “Groups” feature for users in May 2023, and announced the general availability of Truth Social internationally in June 2023. Since its launch, Truth Social has experienced substantial growth, from zero to an aggregate of approximately 9.0 million signups for Truth Social via iOS, Android and the web as of mid-February 2024. However, investors should be aware that since its inception, TMTG has not relied on any specific key performance metric to make business or operating decisions. Consequently, it has not been maintaining internal controls and procedures for periodically collecting such information, if any. While many mature industry peers may gather and analyze certain metrics, given the early development stage of the Truth Social platform, TMTG’s management team believes that such metrics are not critical in the near future for the business and operation of the platform. This stance is due to TMTG’s long-term commitment to implementing a robust business plan, which may involve introducing innovative features and potentially incorporating new technologies, such as advanced video streaming services on its platform. These initiatives may enhance the range of services and experiences TMTG can offer on its Truth Social platform.

At this juncture in its development, TMTG believes that adhering to traditional key performance indicators, such as signups, average revenue per user, ad impressions and pricing, or active user accounts including monthly and daily active users, could potentially divert its focus from strategic evaluation with respect to the progress and growth of its business. TMTG believes that focusing on these KPIs might not align with the best interests of TMTG or its stockholders, as it could lead to short-term decision-making at the expense of long-term innovation and value creation. Therefore, TMTG believes that this strategic evaluation is critical and aligns with its commitment to a robust business plan that includes introducing innovative features and new technologies.

To foster a flourishing digital public forum, TMTG seeks to prevent illegal and other prohibited content from contaminating its platform. In accordance with Truth Social’s terms of service, illegal and prohibited content includes, but is not limited to a) sexual content or language; b) content that includes sexual activity, sexual intercourse or any type of sexual act; c) any content that portrays or suggest explicit sexual acts or sexually suggestive positions or poses; d) sexually suggestive (explicit or vague) statements, texts or phrases; or e) content in which sexual acts are requested or offered, including pornography, prostitution, sugar babies, sex trafficking or sexual fetishes. Using human moderators and an artificial intelligence vendor known as HIVE, Truth Social has developed what TMTG believes is a robust, fair, and viewpoint-neutral moderation system and that its moderation practices are consistent with, and indeed help facilitate, TMTG’s objective of maintaining “a public, real-time platform where any user can create content, follow other users, and engage in an open and honest global conversation without fear of being censored or cancelled due to their political viewpoints.”

Prior to the Closing (as hereinafter defined) Private TMTG relied primarily on bridge financing, in the form of convertible promissory notes, to build the Truth Social platform. TMTG aims to use the funds available as a result of the Business Combination (as hereinafter defined) to catalyze growth, including through strategic investments in marketing, advertising sales, and the technology described below, while continuing to prioritize feature development and user experience. Private TMTG has historically incurred operating losses and negative cash flows from operating activities. For the reasons described below, TMTG expects to continue to incur operating losses and negative cash flows from operating activities for the foreseeable future, as it works to expand its user base, attracting more platform partners and advertisers. TMTG’s ability to become profitable and generate positive cash flow depends on TMTG’s success in growing its user base, platform partners, and advertisers. This growth is expected to come from the overall appeal of the Truth Social Platform. TMTG may enhance this appeal through new initiatives or by acquiring new technologies. Private TMTG conducted extensive technological due diligence regarding, and has begun testing, a particular, state-of-the-art technology that supports video streaming and provides a “home” for cancelled content creators, and which TMTG aims to acquire and incorporate into its product offerings and/or services as soon as practicable. On April 16, 2024, TMTG announced that, after six months of testing on its Web and iOS platforms, the Company has finished the research and development phase of a new live TV streaming platform and expects to begin scaling up its own content delivery network (“CDN”).

TMTG plans to roll out its streaming content in three phases:
•	Phase 1: Introduce Truth Social’s CDN for streaming live TV to the Truth Social app for Android, iOS, and Web.
•	Phase 2: Release stand-alone Truth Social over-the-top streaming apps for phones, tablets, and other devices.
•	Phase 3: Release Truth Social streaming apps for home TV.

Such initiatives and potential acquisitions are still preliminary and subject to material changes and risks, some of which are beyond TMTG’s control. Given these uncertainties, TMTG believes it is premature for TMTG to predict when it will attain profitability and positive cash flows from its operations.

In order to fund its operations prior to Closing, Private TMTG issued approximately two dozen convertible promissory notes in the aggregate principal amount of $48,155.0 (net of repayments) from May 2021 through March 2024. All Private TMTG convertible promissory notes (the “Private TMTG Convertible Notes”), including the foregoing, converted to shares of TMTG common stock immediately before the Closing of the Business Combination. See the section titled “— Liquidity and Capital Resources” below.

The mailing address of TMTG’s principal executive office is 401 N. Cattlemen Rd., Suite 200, Sarasota, Florida 34232.

Recent Developments

Business Combination

On October 20, 2021, Digital World Acquisition Corp. (now known as Trump Media & Technology Group Corp.) (prior to the Closing, “Digital World”), Merger Sub, Private TMTG, ARC Global Investments II, LLC (which was replaced and succeeded by RejuveTotal LLC, a New Mexico limited liability company effective as of March 14, 2024), in the capacity as the representative of the stockholders of Digital World, and Private TMTG’s General Counsel in his capacity as the representative of the stockholders of Private TMTG, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which, among other transactions, Merger Sub merged with and into Private TMTG, with Private TMTG continuing as the surviving corporation and as a wholly owned subsidiary of TMTG (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). On March 25, 2024 (the “Closing Date”), the Business Combination was consummated (the “Closing”).

In connection with the Business Combination, all shares of Private TMTG common stock issued and outstanding immediately prior to the Effective Time (other than those properly exercising any applicable dissenters rights under Delaware law) were exchanged for the Merger Consideration (as defined in the Merger Agreement) (or, as applicable, the separate and additional consideration received by former holders of Private TMTG Convertible Notes issued by Private TMTG). Each Private TMTG Convertible Note that was outstanding immediately prior to the effective time of the Closing (the “Effective Time”) was automatically converted immediately prior to the Effective Time into a number of shares of Private TMTG common stock, in accordance with each such Private TMTG Convertible Note as set forth therein. At the Closing, Digital World Acquisition Corp. changed its name to “Trump Media & Technology Group Corp.” and Private TMTG changed its name to “TMTG Sub Inc.”

Notwithstanding the legal form of the Merger pursuant to the Merger Agreement, the Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP because Private TMTG was determined to be the accounting acquirer under ASC 805. The determination was primarily based on the evaluation of the following facts and circumstances taking into consideration:
•	The pre-combination equity holders of Private TMTG hold the majority of voting rights in TMTG;
•	The pre-combination equity holders of Private TMTG have the right to appoint the majority of the directors on TMTG’s Board;
•	Private TMTG senior management (executives) are the senior management (executives) of TMTG; and
•	Operations of Private TMTG comprise the ongoing operations of TMTG.

Under the reverse recapitalization model, the Merger is treated as Private TMTG issuing equity for the net assets of Digital World, with no goodwill or intangible assets recorded.

As of the Closing, (i) President Donald J. Trump beneficially held approximately 57.6% of the outstanding shares of TMTG common stock and (ii) the public stockholders of TMTG held approximately 21.9% of the outstanding shares of TMTG common stock.  As of the date of this Quarterly Report, President Donald J. Trump beneficially holds approximately 64.9% of the outstanding shares of TMTG common stock, including 36,000,000 Earnout Shares (as defined in the Merger Agreement). President Trump’s entitlement to the Earnout Shares was officially determined by TMTG on April 26, 2024 in accordance with the Merger Agreement, after which President Trump was issued the Earnout Shares.

Convertible Promissory Notes

Through March 31, 2024, Private TMTG issued Private TMTG Convertible Notes in the aggregate principal amount of $48,155.0 (net of repayments) that accrued interest at a range between 5% and 10% per annum until converted. See “Note 10 – Convertible Promissory Notes And Warrants,” in the accompanying financial statements for details. Immediately prior to the Closing, all Private TMTG Convertible Notes were converted into Private TMTG common stock.

Key Factors Affecting Results of Operations

Executive Promissory Notes

Private TMTG issued TMTG Executive Promissory Notes to certain executives prior to the Closing Date. The principal amounts of such notes were as follows: $1,150,000 for Devin Nunes, our Chief Executive Officer, $4,900,000 for Phillip Juhan, our Chief Financial Officer, and $200,000 for Andrew Northwall, our Chief Operating Officer, and the aggregate amount of such notes for other executives was $650,000. Private TMTG was not required to pay any interest pursuant to such notes. Upon the closing of the Merger, such notes automatically converted in whole, without any further action by the holders thereof, into 625,000 shares of TMTG common stock.

Inflation and the Global Supply Chain

Currently the U.S. economy is experiencing a bout of increased inflation, resulting in rising prices. The U.S. Federal Reserve, as well as its counterparts in other countries, have engaged in a series of interest rate hikes in an effort to combat rising inflation. Although inflation did not have a significant impact on our results of operations for the periods ended March 31, 2024 and 2023, we anticipate that inflation will have an impact on our business going forward, including through a material increase in our cost of revenue and operating expenses in the coming years, if not permanently. Continued or permanent rises in core costs could impact our growth negatively.

Current Economic Conditions

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts, including, but not limited to, the COVID-19 pandemic, the Russian invasion of Ukraine, the Israel-Hamas war, and actions taken to counter inflation. Supply chain constraints, labor shortages, inflation, and rising interest rates and reduced consumer confidence have caused advertisers in a variety of industries to be cautious in their spending and to either pause or slow their campaigns.

In order to manage our cost structure in light of the current macroeconomic environment and pending TMTG’s access to additional capital via the Business Combination, we sought opportunities to reduce our expense growth. Following the elimination of several positions in March 2023, we paused hiring in the second quarter of 2023. We were subsequently more selective about the roles that we filled, resulting in some attrition. We also reduced non-labor spend in areas such as travel, rent, consulting fees, and professional services.

The extent of the ongoing impact of these macroeconomic events on our business and on global economic activity is uncertain and may continue to adversely affect our business, operations and financial results. Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially.

Private TMTG’s Former Chairman President Donald J. Trump

TMTG’s success depends in part on the popularity of our brand and the reputation and popularity of President Donald J. Trump. The value of TMTG’s brand may diminish if the popularity of President Donald J. Trump were to suffer. Adverse reactions to publicity relating to President Donald J. Trump, or the loss of his services, could adversely affect TMTG’s revenues, results of operations and its ability to maintain or generate a consumer base. President Donald J. Trump is involved in numerous lawsuits and other matters that could damage his reputation. Additionally, TMTG’s business plan relies on President Donald J. Trump bringing his former social media followers to TMTG’s platform. In the event any of these, or other events, cause his followers to lose interest in his messages, the number of users of our platform could decline or not grow as we have assumed. To the extent users prefer a platform that is not associated with President Donald J. Trump, TMTG’s ability to attract users may decrease.

Growth in User Base

We currently rely on the sale of advertising services for all of our revenue. If we experience a decline in the number of users or a decline in user engagement, including as a result of the loss of high-profile individuals and entities who generate content on Truth Social, advertisers may not view Truth Social as attractive for their marketing expenditures, and may reduce their spending with us, which would harm our business and operating results.

Truth Social is being developed as a global platform for public self-expression and conversation in real time and our business depends on continued and unimpeded access to Truth Social on the internet by our users and advertisers. We face strong competition to attract and engage users, including other social media platforms that focus on the same audience that Truth Social focuses on, competitors that develop products, features, or services that are similar to ours or that achieve greater market acceptance, companies which have greater financial resources and substantially larger user bases, which offer a variety of internet and mobile device-based products, services and content.

The growth of our user base depends upon many factors both within and beyond our control, including the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors; the amount, quality and timeliness of content generated by our users; the frequency and relative prominence of the ads displayed by us or our competitors; the safety and security of Truth Social; and whether there is improper access to or disclosure of our users’ information, which could harm our reputation.

Prior to the Closing, Private TMTG relied primarily on bridge financing, in the form of convertible promissory notes, to build the Truth Social platform. TMTG intends to use the funds available as a result of the Business Combination to catalyze growth, including through strategic investments in marketing, advertising sales, and new technologies as described above, while continuing to prioritize feature development and user experience. Private TMTG has historically incurred operating losses and negative cash flows from operating activities. For the reasons described below, TMTG expects to continue to incur operating losses and negative cash flows from operating activities for the foreseeable future, as it works to expand its user base, attracting more platform partners and advertisers.

Attract, Retain and Motivate Talented Employees

Our results of operations rely on the leadership and experience of our relatively small number of key executive management personnel, and the loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business. We have experienced management departures and may continue to experience management departures. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations. The loss of the services of these key employees or our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs.

Furthermore, although the risk is somewhat mitigated by the non-competition agreements signed by certain key employees in connection with the Closing of the Business Combination, if we lose or terminate the services of one or more of our key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to hire qualified replacements for our executive and other key positions in a timely fashion, our ability to execute our business plan would be harmed. Even if we can quickly hire qualified replacements, we could experience operational disruptions and inefficiencies during any such transition. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. In addition, many of our key technologies and systems will be custom-made for our business by our personnel. The loss of key engineering, product development, marketing and sales personnel could disrupt our operations and have an adverse effect on our business.

Expansion into New Geographic Markets

We plan to continue expanding our business operations by offering our products around the globe, and Truth Social is generally available internationally. As a result, we have entered new international markets where we have limited or no experience in marketing, selling, and deploying our products and may be subject to increased business and economic risks. We may not be able to monetize our products and services internationally as a result of competition, advertiser demand, differences in the digital advertising market and digital advertising conventions, as well as differences in the way that users in different countries access or utilize our products and services. Differences in the competitive landscape in international markets may impact our ability to monetize our products and services. It is possible that governments of one or more countries may seek to censor content available on Truth Social in their country or impose other restrictions that may affect the accessibility of Truth Social in their country for an extended period of time or indefinitely.

In addition, governments in other countries may seek to restrict access to Truth Social from their country entirely if they consider us to be in violation of their laws. In the event that access to Truth Social is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to retain or increase our user base and user engagement may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected. We may be subject to greater risks than typical social media platforms because of the focus of our offerings and the involvement of President Donald J. Trump. If we fail to deploy or manage our operations in international markets successfully, our business may suffer.

Key Operating Metrics

From its inception through the Closing, Private TMTG focused on developing Truth Social by enhancing features and user interface rather than relying on traditional performance metrics like average revenue per user, ad impressions and pricing, or active user accounts, including monthly and daily active users. While many industry peers may gather and report on these or similar metrics, given the early development stage of the Truth Social platform, TMTG’s management team has not relied on any particular key performance metric to make business or operating decisions. TMTG believes that this evaluation is critical and in line with its commitment to implement a robust business plan that may involve introducing innovative features and potentially incorporating new technologies. At this juncture in its development, TMTG believes that adhering to traditional key performance indicators, such as signups, average revenue per user, ad impressions and pricing, or active user accounts including monthly and daily active users, could potentially divert its focus from strategic evaluation with respect to the progress and growth of its business. TMTG believes that focusing on these KPIs might not align with the best interests of TMTG or its stockholders, as it could lead to short-term decision-making at the expense of long-term innovation and value creation. Therefore, TMTG believes that this strategic evaluation is critical and aligns with its commitment to a robust business plan that includes introducing innovative features and new technologies.

In connection with such an evaluation, and consistent with SEC guidance, TMTG will consider the relevant key performance indicators for its then-current business operations and determine whether it has effective controls and procedures in place to process information related to the disclosure of key performance indicators and metrics. Should this be the case, TMTG may decide to collect and report such metrics if they are deemed to significantly enhance investors’ understanding of TMTG’s financial condition, cash flows, and other aspects of its financial performance. However, TMTG may find it challenging or cost-prohibitive to implement such effective controls and procedures and may never collect, monitor, or report any or certain key operating metrics. As the platform evolves and new technologies and features are added, TMTG’s management team expects to reevaluate whether TMTG will gather and monitor one or more metrics and rely on such information in making management decisions. If TMTG determines to do so, TMTG expects to present such material key operating metrics appropriately in its periodic reports to enhance investors’ understanding of its financial condition, cash flows, and any other changes in financial condition and results of operations.

Components of Results of Operations

Revenue

As of the period ended March 31, 2024, all revenue has been derived from the advertising of products and services on the Truth Social platform. Advertising revenue is generated by displaying advertisements as posts (attributable to “Truth Ads”) in users’ Truth Social feeds.

On August 19, 2022, TMTG entered into an Advertising Publisher Agreement (“Rumble Agreement”) with Rumble USA, Inc. (“Rumble”), pursuant to which Rumble was engaged to sell advertising space for the placement of advertisements on Truth Social by making Truth Social Ad units (“Ad Unit” or “Ad Units”) available for advertisers on an advertising manager service maintained by Rumble. TMTG and Rumble executed a minimum guarantee advertising publisher agreement on October 30, 2023 (the “Minimum Guarantee Rumble Agreement”), which replaced the Rumble Agreement. While TMTG determines the number of Ad Units available on our Truth Social platform, the prices for the Ad Units are set by an auction operated and managed by Rumble. Under the current agreement, 70% of the total aggregate gross revenues from the sale of Ad Units are allocated to TMTG, and the Ad Units will comprise at least 85% of the aggregate number of paid advertisements directly into Truth Social feeds by TMTG each month. We recognize advertising revenue during the period in which we satisfy our performance obligation by displaying advertisements in users’ Truth Social feeds. We reimburse Rumble for the direct out-of-pocket costs incurred by Rumble in the performance of the service covered by the Rumble Agreement, including processing fees and chargebacks/refunds paid to advertisers in relation to an Ad Unit.

On October 3, 2022, TMTG entered into a Publisher Agreement (the “TAME Agreement”) with The Affinity Media Exchange, Inc. (“TAME”), pursuant to which TMTG engaged TAME as its non-exclusive agent and representative for the sale of Digital Advertising Inventory on Truth Social. “Digital Advertising Inventory” means all advertising opportunities on the Truth Social platform which are inserted or added to the TMTG website, app, ad stacks, or video exchange players of Truth Social. Within 25 days of the end of each calendar month, TAME is required to provide TMTG with month end sales reporting by platform and to pay TMTG the net revenues actually paid to TAME by the advertisers, after deducting TAME’s commissions equal to 10% of the Digital Advertising Inventory revenue actually collected on behalf of TMTG for Truth Social. The Rumble Agreement grants to Rumble a worldwide, non-exclusive, royalty-free license to use any and all trademarks, service marks, trade names, symbols, logos and other branding identifiers of TMTG and Truth Social solely for purposes of performing the services covered by the Rumble Agreement, provided, however, that such license does not include permission to alter, modify, edit, denigrate, or distort Donald J. Trump’s name, photograph, likeness (including caricature), voice, and biographical information, or any reproduction or simulation thereof.

The TAME Agreement does not contain a license to intellectual property.

Neither the Rumble Agreement nor the TAME Agreement provide for access to TMTG’s platform or services.

For a description of TMTG’s revenue recognition policies, see Note 2, Significant Accounting Policies and Practices, in TMTG’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023, included in this Quarterly Report.

Cost of Revenue

Cost of revenue primarily encompasses expenses associated with generating advertising revenue. These costs are determined by allocating staff direct and indirect costs proportionately, based on the time spent managing the agency relationships with external vendors. These costs are mainly in connection with activities related to coordinating with these third-party vendors as the third-party vendors are responsible to control and facilitate the delivery of advertising services.

TMTG expects cost of revenue to increase in absolute dollars in the future and as a percentage of revenue as it expands its Truth Social platform. Such increases will likely include investment in infrastructure costs, other direct costs, including revenue share expenses, allocated facility costs as well as traffic acquisition costs (“TAC”).

Infrastructure costs allocated may include data center costs related to TMTG’s co-located facilities, lease and hosting costs, related support and maintenance costs and energy and bandwidth costs, public cloud hosting costs; and personnel-related costs, including salaries, benefits and stock-based compensation, for our operations teams.
TAC costs may include costs TMTG incurs with third parties in connection with the sale to advertisers of its advertising products that it places on third-party publishers’ websites and applications or other offerings collectively resulting from acquisitions.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for TMTG’s executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include fees and costs for professional services, including consulting, third-party legal and accounting services and facilities costs and other supporting overhead costs that are not allocated to other departments.

We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel-related costs, including salaries, commissions, benefits and stock-based compensation, for our employees engaged in sales, sales support, business development and media, marketing, corporate communications and customer service functions. In addition, marketing and sales-related expenses also include advertising costs, market research, trade shows, branding, marketing, public relations costs, allocated facilities costs, and other supporting overhead costs.

Research and Development Expenses

Research and development expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for TMTG’s engineers and other employees engaged in the research and development of its products and services. In addition, research and development expenses include allocated facilities costs and other supporting overhead costs.

Depreciation Expense

Depreciation expense consists primarily of depreciation of furniture, fixtures, and equipment.

Non-Operating Income and Other Items

Change in Fair Value of Derivative Liabilities

Private TMTG determined the automatic discounted share-settlement feature of its convertible promissory notes was an embedded derivative requiring bifurcation accounting as (1) the feature was not clearly and closely related to the debt host and (2) the feature met the definition of a derivative under ASC 815 (Derivative and Hedging).

The bifurcated embedded features of the Private TMTG Convertible Notes were initially recorded on the balance sheet at their fair value on the date of issuance. After the initial recognition, the fair value of the embedded derivative feature changed over time due to changes in market conditions. The change in fair market value has been included in the statement of operations through the date the debt was derecognized.

Interest Expense

Interest expense consists of accreted interest expense on Private TMTG’s outstanding convertible promissory note obligations, amortization of deferred financing costs, other related financing expenses and the post-merger interest expense related to DWAC’s Note Purchase Agreements. The convertible promissory notes (net of any related debt issuance costs) accreted interest using the respective effective interest rate method until the debt was extinguished.

Interest Income

Interest income consists of interest earned from banking institutions.

Income Tax Expense

TMTG is subject to income taxes in the United States. The Company maintains a net operating loss (“NOL”) position but has not recognized a benefit in future years. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. TMTG has established a full valuation allowance to offset its U.S. net deferred tax assets due to the uncertainty of realizing future tax benefits from our NOL carryforwards and other deferred tax assets. The utilization of the net operating losses prior to the merger will be limited as per IRC Section 382.

Results of Operations

The results of operations presented below should be reviewed in conjunction with TMTG’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023, together with the related notes thereto, included elsewhere in this Quarterly Report.

The following table sets forth TMTG’s unaudited statements of operations for the three months ended March 31, 2024 and 2023, and the dollar and percentage change between the two periods:

(in thousands)	For the three months ended March 31, 2024	For the three months ended March 31, 2023	Variance, $	Variance, %
	(unaudited)
Revenue	$770.5	$1,116.2	$(345.7)	(31%)
Cost of revenue	93.4	41.3	52.1	126%
Gross profit	677.1	1,074.9	(397.8)	(37%)
Costs and expenses:
General and administrative	64,795.1	1,836.3	62,958.8	3,429%
Sales and marketing	1,070.4	256.1	814.3	318%
Research and development	33,158.6	2,812.1	30,346.5	1,079%
Depreciation	5.6	16.3	(10.7)	(66%)

Total costs and expenses	99,029.7	4,920.8	94,108.9	1,912%

(in thousands)	For the three months ended March 31, 2024	For the three months ended March 31, 2023	Variance, $	Variance, %
	(unaudited)
Operating income/(loss)	(98,352.6)	(3,845.9)	(94,506.7)	2,457%
Other income:
Interest expense	(2,817.6)	(2,024.3)	(793.3)	39%
Interest income	28.8	-	28.8	-
Loss on the extinguishment of debt	(542.3)	-	(542.3)	-
Change in fair value of derivative liabilities	(225,916.0)	5,659.9	(231,575.9)	(4,092%)
Income/(loss) before income tax expense	(327,599.7)	(210.3)	(327,389.4)	155,677%
Income tax expense	-	-

Net income/(loss)	$(327,599.7)	$(210.3)	$(327,389.4)	155,677%

Revenues

Revenues decreased by approximately $345.7, or 31%, for the three months ended March 31, 2024 compared to revenue of approximately $1,116.2 for the three months ended March 31, 2023. A significant portion of the decrease was attributable to a change in the revenue share with one of our advertising partners, in connection with an agreement intended to improve the Company’s short-term, pre-merger financial position. Additionally, revenue has varied as we selectively test a nascent advertising initiative on the Company’s Truth Social platform. This very early-stage initiative resulted in advertising revenues of $770.5 for the three months ended March 31, 2024.

Cost of Revenue

Cost of revenue increased by approximately $52.1, or 126%, to $93.4 for the three months ended March 31, 2024 compared to approximately $41.3 for the three months ended March 31, 2023. The increase was mainly due to an increase in personnel-related expenses of $52.1, which primarily reflects the allocation of a portion of salary and bonus expense for three TMTG employees who contributed to the early-stage testing of Truth Social’s nascent advertising initiative.

General and Administrative Expense

General and administrative expense increased by approximately $62,958.8, or 3,429%, for the three months ended March 31, 2024 compared to $1,836.3 for the three months ended March 31, 2023. The increase was primarily due to $54,445.5 of non-cash stock-based compensation expense recorded in connection with the issuance of Private TMTG Promissory Notes issued to Company executives (and one consultant) that converted into shares of our common stock upon execution of the Merger.

Sales and Marketing Expense

Sales and marketing expense increased by approximately $814.3, or 318%, to $1,070.4 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by a $600.0 bonus paid to an entity owned by a former director of and consultant to Private TMTG, as further described herein, and a $200.0 increase in marketing expense.

Research and Development Expense

Research and development expense increased by approximately $30,346.5, or 1,079%, for the three months ended March 31, 2024 compared to $2,812.1 for the three months ended March 31, 2023. The increase was primarily due to $30,142.5 of non-cash stock-based compensation expense related to the issuance in March 2024 of convertible notes to certain vendors engaged in the development of our planned live TV streaming platform.

Depreciation

Depreciation expense decreased by $10.7, or 66%, to $5.6 for the three months ended March 31, 2024 compared to $16.3 for the three months ended March 31, 2023.

Change in the Fair Value of Derivative Liabilities

Change in the fair value of the derivative liabilities of the Private TMTG Convertible Notes increased by approximately $231,575.9, or 4,092%, for the three months ended March 31, 2024. The Private TMTG Convertible Notes conversion features were accounted for as liability classified derivatives under ASC 815, which were subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of its derivative liabilities were recognized in the condensed consolidated statements of operations.

All Private TMTG Convertible Notes were automatically converted into shares of our common stock at closing of the Merger, and pursuant to ASC 815, the derivative liabilities were revalued immediately prior to the conversion of the Private TMTG Convertible Notes on March 25, 2024, when our closing share price was $49.95 per share. The substantial increase in the value of our common stock when combined with the certainty of our execution of the Merger were primarily responsible for the increase in the change in fair value of the derivative liabilities. The increase in the fair value of the derivative liabilities is a non-cash expense and the issuance of Private TMTG common stock upon conversion of the Private TMTG Convertible Notes extinguished the derivative liabilities immediately prior to the Closing. Therefore, there were no derivative liability as of March 31, 2024 and there will no longer be future earnings adjustments pertaining to the Private TMTG Convertible Notes derivative liabilities.

Interest Expense

Interest expense increased by approximately $793.3, or 39%, to $2,817.6 for the three months ended March 31, 2024 compared to $2,024.3 for the three months ended March 31, 2023. The increase was due primarily to accreted interest related to Private TMTG convertible promissory notes issued after March 31, 2023, with an aggregate principal amount of $10,955.0, and an increase in the contractual interest rate on several Private TMTG convertible promissory notes from 5% to 10%.

Income Tax Expense

TMTG did not record an income tax benefit for the three months ended March 31, 2024 and 2023 as no net credit was recognized due to the uncertainty of realizing future tax benefits emanating from the NOL carryforwards and other deferred tax assets. TMTG has established a full valuation allowance to offset its net deferred tax assets due to these uncertainties.

Liquidity and Capital Resources

Historically, Private TMTG financed operations primarily through cash proceeds from the Private TMTG Convertible Notes. Our primary short-term requirements for liquidity and capital are to fund general working capital. TMTG’s principal long-term working capital uses include increasing its advertising and marketing exposure, expanding its internal marketing, engineering and product teams, and developing and launching new products.

In connection with the development of TMTG’s first product, Truth Social, TMTG intends to continue funding initial app development requirements with cash on hand and advertising revenues. Longer term, TMTG’s expected liquidity and capital requirements will likely consist of business investments in strategic marketing initiatives as well as research and development needed to identify and launch additional product opportunities. TMTG expects to devote substantial resources to expand users for Truth Social and to maintain and enhance the systems necessary to support its growth. Although TMTG anticipates that the net proceeds from the Business Combination will be sufficient to fund its activities for the foreseeable future, TMTG cannot guarantee that it will not be required to obtain additional financing, or that additional financing, if needed, will be available on terms acceptable to TMTG, or at all. In addition, although there are no present binding understandings, commitments, or agreements with respect to any acquisition of other businesses, products, or technologies, TMTG will, from time to time, evaluate acquisitions of other businesses, products, and technologies. If TMTG is unable to raise additional equity or debt financing, as and when needed, it could be forced to forego such acquisitions or significantly curtail its operations.

As of March 31, 2024 and December 31, 2023, the cash and cash equivalents balance was approximately $273,729.2 and $2,572.7, respectively. The $271,156.5 increase in the Comapny’s cash and cash equivalents in the first quarter of 2024 is primarily due to $280,472.5 of aggregate cash proceeds from the Business Combination and the issuance of Private TMTG Convertible Notes. Cash and cash equivalents consist of interest-bearing deposits held at financial institutions. Cash deposits are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) limitations.

Cash Flows

The following table shows our cash flows provided by (used in) operating activities, investing activities and financing activities for the stated periods:

(in thousands)	For the three months ended March 31, 2024	For the three months ended March 31, 2023	Variance	Variance %
	(unaudited)
Net cash used in operating activities	(9,316.0)	(3,774.5)	(5,541.5)	147%
Net cash used in investing activities	-	-	-	-
Net cash provided by financing activities	280,472.5	-	280,472.5	-

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was approximately $9,316.0 compared to $3,774.5 used in operating activities during the three months ended March 31, 2023. The increase in cash used in operating activities was driven by $2,410.0 of cash bonuses and $3,419.3 of higher operating expenses related to the following expense categories: legal, insurance, accounting and finance, IT consulting costs, server costs, and marketing expenses.

Net Cash Used in Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2024 or 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was approximately $280,472.5 compared to $0 provided by financing activities for the three months ended March 31, 2023. The increase was due to $7,455.0 of proceeds from the issuance of Private TMTG convertible notes and $273,017.5 of Merger proceeds.

Convertible Promissory Notes

Notes 1 to 7 were Convertible Promissory Notes issued from May 2021 through October 2021 with a cumulative face value of $5,340.0, maturity of 24 months from each respective issuance date and interest was accrued at 5% based on the simple interest method (365 days year) for each note. Each of Notes 1-7 contemplated multiple plausible outcomes that include conversion upon a Qualified SPAC Business Combination (“SPAC”) and at least one of the following conversion triggers: Qualified Initial Public Offering (“IPO”), private equity transaction and/or change of control. All outstanding principal of these Notes, together with all accrued but unpaid interest on such principal, will convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes in the event of a completed SPAC transaction would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding, divided by $4.00. In other, non-SPAC conversion scenarios, the number of shares of Company stock to be issued to the Lender upon conversion of the Notes was variable based on the application of an automatic discounted share-settlement feature. For Notes 1 and 2, the number of shares of Company stock to be issued to the Lender upon a non-SPAC conversion event would be the number of shares of Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by 40% of the initial public offering price per share of a qualified initial public offering. For Notes 3-7, the number of shares of Company stock to be issued to the Lender upon a non-SPAC conversion event would be the number of shares of Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by 40% of (i) the initial public offering price per share of a qualified initial public offering, (ii) the price per share as determined by the valuation of the  Company in connection with a qualified private equity raise, or (iii) in the case of a change of control, the price per share determined in accordance with the Company’s then current fair value determined by an independent valuation firm.

Notes 8 to 12 were Convertible Promissory Notes issued from November 2021 through December 2021 with a cumulative face value of $17,500.0, maturity of between 18 months and 36 months and interest was accrued at a range between 5%  and 10% based on the simple interest method (365 days year) for each note. Notes  8 to 12 were convertible simultaneously with the completion of a  SPAC merger agreement or IPO. All outstanding principal of these Notes, together with all accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by either US$25, US$21 or US$20 subject to the respective conditions of the individual Notes; provided, however, in the event that the stock price quoted for the Company on NASDAQ or The New York Stock Exchange (as applicable) at the time of the closing of the Qualified SPAC Business Combination (the “TMTG Stock Price”) is less than either $50 per share, $42 per share, $40 per share subject to the respective conditions of the individual Notes, then the Conversion Price would be reset to 50% of the then current TMTG Stock Price subject to a floor of $10 per share.

Notes 13 to 18 were Convertible Promissory Notes issued from January 2022 through March 2022.  Note 19 was issued on August 23, 2023.  Notes 13 to 19 were Convertible Promissory Notes issued with a cumulative face value of  $18,360.0, maturity of 18 months and interest will be accrued at a range between 5%  and 10% based on the simple interest method (365 days year) for each note. Notes 13 to 19 were convertible simultaneously with the completion of a Qualified SPAC Business Combination (“SPAC”) merger agreement or Qualified Initial Public Offering (“IPO”). All outstanding principal of these Notes, together with all accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by either US$25 or US$21 subject to the respective conditions of the individual.

Notes 20 to 23 were Convertible Promissory Notes issued from November 2023 through March 2024 with a cumulative face value of  $7,955.0, maturity of 18 months and interest will be accrued at 10% based on the simple interest method (365 days year) for each note. Notes 20 to 23 were convertible with the completion of a Qualified SPAC Business Combination (“SPAC”) merger agreement or Qualified Initial Public Offering (“IPO”). The outstanding principal of the Notes, accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes in the event of a SPAC transaction would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by US$10.  The number of shares of Company stock to be issued to the Lender upon conversion of the Notes in the event of an IPO would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by 50% of the IPO price per share.

Several of the Private TMTG Convertible Notes were amended, extended, and/or restated after their initial issuance and prior to their conversion.

Each Private TMTG Convertible Note that was issued and outstanding immediately prior to the Closing automatically converted immediately prior to the effective time of the Closing into a number of shares of Private TMTG common stock as such Private TMTG Convertible Note would automatically have been converted into upon the Closing, in accordance with the Merger Agreement.

Additionally, pursuant to a note purchase agreement entered into by and between Digital World and certain institutional investors on February 8, 2024 (the “Note Purchase Agreement”), Digital World agreed to issue up to $50,000.0 in convertible promissory notes (the “DWAC Convertible Notes”). The DWAC Convertible Notes: (a) accrue interest at an annual rate of 8.00% and are payable on the earlier of (i) the date that is 12 months after the date on which the Digital World consummates the Business Combination, which interest is not payable to the extent the holder exercises the conversion right and (ii) the date that the winding up of Digital World is effective (such date, the “Maturity Date”); (b) are convertible (i) at any time following the consummation of the Business Combination, but prior to the Maturity Date, redemption or otherwise the repayment in full of the DWAC Convertible Notes, at each holder’s option, in whole or in part, and subject to the terms and conditions of the DWAC Convertible Notes, including any required shareholders’ approval upon the consummation of the Business Combination and (ii) into that number of common stock of the Company and warrants included in the units, each unit consisting of one share of common stock of the Company and one-half of one warrant of the Company (the “Conversion Units”), equivalent to (A) the portion of the principal amount of the applicable DWAC Convertible Note (excluding any accrued interest, which shall not be payable with respect to the DWAC Convertible Note that was converted) being converted, divided by (B) $8.00 (the “Conversion Price”); (c) may be redeemed by the Company, in whole or in part, commencing on the date on which all common stock of the Company issuable to the holders has been registered with the SEC, by providing a 10-day notice of such redemption (the “Redemption Right”), which Redemption Right is contingent upon the trading price of the common stock of the Company exceeding 130% of the applicable conversion price on at least 3 trading days, whether consecutive or not, within the 15 consecutive trading days ending on the day immediately preceding the day on which a redemption notice is issued by the Company; (d) are initially drawable for 20% of the applicable investor’s commitment amount and a final drawdown for the remaining 80% to occur upon the closing of the Business Combination , with the proceeds of such final drawdown to be deposited into a control account as indicated by the Company (the “Control Account”). The proceeds from such final drawdown deposited into the Control Account will remain therein and may not be withdrawn by the Company until such time as (i) the Company exercises the Redemption Rights using the proceeds in the Control Account, (ii) any portion of the applicable DWAC Convertible Note has been converted, at which time such portion shall be released from the Control Account or (iii) if prior to the conversion, a resale registration statement of the Company covering all common stock issued pursuant to the DWAC Convertible Note has been declared effective by the SEC; (e) are subject to specified events of default; and (f) have registration rights pursuant to the registration rights agreement entered into by the Company and the parties thereto as of September 2, 2021.

In addition, pursuant to warrant subscription agreements (each a “Warrant Subscription Agreement”) entered into by and between Digital World and certain institutional investors on February 7, 2024, Digital World agreed to issue an aggregate of 3,055,000 warrants (“Post-IPO Warrants”), each warrant entitling the holder thereof to purchase one share of common stock of the Company for $11.50 per share. The Post-IPO Warrants were issued concurrently with the closing of the Business Combination, and have substantially the same terms as the public warrants issued by Digital World in connection with its initial public offering, except that such Post-IPO Warrants may only be transferred to the applicable holder’s affiliates.

Liquidity and Going Concern

Private TMTG commenced operations on February 8, 2021, and began the initial launch of its social media platform in the first quarter of 2022.  In October of 2021, Private TMTG entered into a definitive merger agreement with Digital World.  The companies consummated the merger on March 25, 2024.

Company operations consumed $47,048.0 of cash from February 8, 2021 (inception) through March 31, 2024, primarily funded by $48,155.0 of proceeds (net of repayments) from the issuance of the Private TMTG Convertible Notes. The March 25, 2024 Closing triggered the automatic conversion of the Private TMTG Convertible Notes to Private TMTG common stock immediately prior to such closing, thus eliminating the liability.

Concurrently, Private TMTG received $273,017.5 of net cash proceeds from the Business Combination, comprised of $233,017.5 of cash and $40,000.0 of restricted cash. Prior to Closing, on February 8, 2024, Digital World agreed to issue up to $50,000.0 of  DWAC Convertible Notes to certain institutional investors pursuant to the Note Purchase Agreements. Principal plus accrued interest on the DWAC Convertible Notes is due in March 2025, if the DWAC Convertible Notes have not been converted to common stock of the Company. In accordance with the Note Purchase Agreement, Digital World received $10,000.0 of proceeds (from these notes) prior to Closing, and the Company received the remaining $40,000.0 immediately after Closing. The $40,000.0 of post-merger cash proceeds is held in a restricted account and will be released upon satisfaction of certain conditions, including the registration of the underlying shares. As a result, the Company had a total of $273,729.2 in cash (including restricted cash) and $50,157.8 of convertible promissory notes outstanding as of March 31, 2024.

Private TMTG has experienced operating losses in preceding years and in the first quarter of 2024. On average, Private TMTG operations consumed approximately $12,577.3 of cash per year from its inception (February 8, 2021) through year-end 2023. In addition, for the three months ended March 31, 2024, and 2023, the Company had negative operating cash flows of $9,316.0 and $3,774.5, respectively. As of December 31, 2023, Private TMTG had a negative working capital position, primarily due to the short-term nature of the Private TMTG Convertible Notes, which converted to Private TMTG common stock immediately prior to the Closing. Based upon receipt of proceeds from the Business Combination detailed above, and the resulting positive working capital position (i.e., $274,101.1 of current assets less $60,284.8 of current liabilities, including $50,157.8 of convertible notes as of March 31, 2024), management believes there is not substantial doubt regarding the Company’s ability to continue as a going concern as of March 31, 2024, and the substantial doubt as of December 31, 2023, has been mitigated. The Company believes it has sufficient working capital to fund operations for at least the next twelve months from the date of issuance of the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2024, TMTG did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with TMTG is a party, under which it has any obligation arising under a guaranteed contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily interest rates, access to credit and funds to run day-to-day operations, and the result of fluctuations in foreign currency exchange rates if we expand internationally. Failure to mitigate these risks could have a negative impact on revenue growth, gross margin, and profitability.

Interest Rate Risk

Our cash and cash equivalents are comprised of demand deposits in bank accounts held at financial institutions. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Credit Risk

As of March 31, 2024 and 2023, effectively all of our cash and cash equivalents were maintained with a large financial institution. We have reviewed the financial statements of our banking institution and believe it currently has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

As of March 31, 2024 and 2023, two advertising partners each individually represented in excess of 5% of accounts receivable.

Emerging Growth Company Status

In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. TMTG has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, TMTG will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.

Critical Accounting Policies and Significant Management Estimates

TMTG prepares its financial statements in accordance with GAAP. The preparation of financial statements also requires TMTG to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. TMTG bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by TMTG’s management team. To the extent that there are differences between TMTG’s estimates and actual results, its future financial statement presentation, balance sheet, results of operations and cash flows will be affected. TMTG believes that the accounting policies discussed below are critical to understanding its historical and future performance, as these policies relate to the more significant areas involving our management team’s judgments and estimates. Critical accounting policies and estimates are those that TMTG considers the most important to the portrayal of its balance sheet and results of operations because they require its most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The preparation of TMTG’s financial statements in conformity with GAAP requires it to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although TMTG believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. TMTG’s significant accounting policies are described in Note 2 to TMTG’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023, included in this Quarterly Report. TMTG’s critical accounting policies are described below.

Revenue Recognition. TMTG records revenue in accordance with ASC 606. TMTG determines the amount of revenue to be recognized through application of the following steps – Identification of the contract, or contracts with a customer; - Identification of the performance obligations in the contract; - Determination of the transaction price; - Allocation of the transaction price to the performance obligations in the contract; - Determining whether TMTG is the principal or the agent in arrangements where another party is involved in providing specified services to a customer; and - Recognition of revenue when or as TMTG satisfies the performance obligations.

Private TMTG entered into advertising contractual arrangements with advertising manager service companies. The advertising manager service companies provide advertising services to customers that facilitate the placement of ads on the Truth Social platform. TMTG determines the number of Ad Units available on its Truth Social platform. The advertising manager service companies have sole discretion over the terms of the auction and all payments and actions associated therewith. Prices for the Ad Units are set by an auction operated and managed by these third-party companies. TMTG has the right to block specific advertisers at its sole reasonable discretion, consistent with applicable laws, rules, regulations, statutes, and ordinances. TMTG is an agent in these arrangements, and recognizes revenue for its share in exchange for arranging for the specified advertising to be provided by the advertising manager service companies. The advertising revenues are recognized in the period when the advertising services are provided.

TMTG determined that the contractual arrangements with Rumble and TAME, respectively, are agency arrangements as determined by ASC 606-10-55.

Rumble is an advertising manager service involved in providing advertising services through its Ad Manager Service Platform on the Truth Social website to customers. Rumble will make Truth Social Ad Units available for purchase by advertisers on the Ad Manager Service. TMTG determines the number of Ad Units available on its Truth Social website. TMTG determined that the nature of its promise is to arrange for advertising services to be provided by Rumble. The distinct service is selling advertising space for the placement of advertisements (“Ads”) on Truth Social and not combined with any other service as contemplated in paragraph ASC 606-10-55-36.

In evaluating the nature of its promise (as described in paragraph 606-10-55-36), TMTG determined that Rumble has sole discretion over the terms of the auction and all payments and actions associated therewith. Prices for the Ad Units will be set by an auction operated and managed by Rumble. Rumble therefore controls (as described in paragraph ASC 606 -10-25-25) each specified Ad unit used by the customer. The services are not combined with any other services as contemplated in paragraph ASC 606-10-25-21(a).

ASC 606-10-55-38 is applicable as TMTG is an agent, its performance obligation is to arrange for the provision of advertising by Rumble. TMTG does not control the advertising provided by Rumble to satisfy the customer’s requirements. TMTG therefore recognizes revenue in the amount of its share in exchange for arranging for the specified advertising to be provided by Rumble. The share is reduced by any costs incurred by Rumble. The requirements of ASC 606-10-55-37 are not applicable as TMTG does not obtain control as outlined in this section. Also refer to the analysis of control indicators in ASC 606-10-55-39. ASC 606-10-55-39 (indicator of control before advertising is sold to customers) is not applicable due to: Rumble and not TMTG is primarily responsible for fulfilling the promise to provide the specified advertising; the Company has no inventory risk related to advertising used by a customer or TMTG has no discretion in establishing the price for the specified advertising. ASC 606-10-55-40 is not applicable as no principal obligations were transferred.

The TAME contractual arrangement is significantly smaller in financial scope than the Rumble arrangement; however, the nature of the promise is similar for both vendors. TAME also has discretion over the terms of the auction and all payments and actions associated therewith. ASC 606-10-55-38 is therefore applicable, and the Company recognizes revenue in the amount of its share in exchange for arranging for the specified advertising to be provided by TAME. ASC 606-10-55-39 is not applicable for similar reasons as outlined in the preceding paragraph.

Software Development Costs. We expense software development costs, including costs to develop software products or the software component products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility typically is reached shortly before the release of such products. As a result, development costs that meet the criteria for capitalization were not material for the three months ended March 31, 2024.

Software development costs also include costs to develop software to be used solely to meet internal needs and cloud-based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the three months ended March 31, 2024.

Stock Based Compensation. TMTG measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date for equity classified instruments, and liability classified awards are subject to remeasurement in accordance with ASC 718. Awards granted to directors are treated on the same basis as awards granted to employees.

Income Taxes. TMTG is subject to income taxes in the United States. Significant judgment is required in determining its provision (benefit) for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. TMTG recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Income tax amounts are therefore recognized for all situations where the likelihood of realization is greater than 50%. Changes in recognition or measurement are reflected in income tax expense in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in income tax expense.

Convertible Promissory Notes. Private TMTG issued the Private TMTG Convertible Notes, which contained a range of fixed rate conversion features, whereby the outstanding principal and accrued interest would be converted into common shares at a fixed discount to the market price of the Common Stock at the time of conversion. The Private TMTG Convertible Notes represented a financial instrument other than an outstanding share that embodies a conditional obligation that Private TMTG must or may have settled by issuing a variable number of its equity shares. The bifurcated embedded features of the convertible promissory notes were initially recorded on the balance sheet at their fair value on the date of issuance. After the initial recognition, the fair value of the convertible promissory notes (derivative feature component) may have changed over time due to changes in market conditions. The change in fair market value was included in the statement of operations. The liability component of the bifurcated convertible promissory notes (net of any related debt issuance costs) accreted interest using the respective effective interest rate method until maturity.

Fair Value of Financial Instruments. TMTG uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.

Level 3. Significant unobservable inputs which are supported by little or no market activity.

The derivative liability component of Private TMTG Convertible Notes were classified as Level 3 due to significant unobservable inputs. Historically, the estimated fair value of the conversion feature of the derivative liability has been based on traditional valuation methods including Black-Scholes option pricing models and Monte Carlo simulations.

Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires TMTG to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates include assumptions used in the fair value of equity instruments, the valuation allowance against deferred tax assets, and the estimates of fair value of derivative liabilities.

Recent Accounting Pronouncements

See Note 2 to TMTG’s unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Internal Control over Financial Reporting

The TMTG management team is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. These controls are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as applicable in the United States. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect TMTG’s transactions, provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that expenditures are made only in accordance with authorizations of our management team as determined by our chart of authority.

TMTG fosters a strong control environment by the management team’s tone at the top, clearly defined organizational structure, robust communication channels, and assignment of authority and responsibilities. TMTG has also implemented specific procedures and policies which include both preventive (e.g., approvals and authorizations) and detective (e.g., reconciliations and reviews) control activities. TMTG performs monitoring activities which involve ongoing reviews and evaluations to ensure that controls are working as intended. Due to its inherent limitations, internal control over financial reporting may not prevent or detect all errors or acts of fraud. We regularly review our system of internal control over financial reporting to ensure compliance and to address any deficiencies or weaknesses that may arise.

Private TMTG’s management identified a material weakness in its internal control over financial reporting in Private TMTG’s financial statements for the years ended December 31, 2021 and 2022. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by Private TMTG management related to material errors over its financial reporting, which required the restatement of its financial statements for the years ended December 31, 2021 and 2022. Specifically, Private TMTG’s management determined the material weaknesses related to a material error in classifying income from a licensing arrangement in 2021 as net sales from related parties rather than the proper classification as other income from related parties. Private TMTG’s management determined that the restatement matters primarily related to its failure to design and maintain formal accounting policies, processes, and controls to analyze, account for and properly disclose income recordation as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

TMTG is committed to remediating the material weaknesses described above and continuing remediation efforts during 2024. TMTG intends to initiate and implement several remediation measures including, but not limited to hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions as well as adding personnel to assist TMTG with formalizing its business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management team, and evaluating the effectiveness of its internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Although TMTG intends to pursue the remediation efforts mentioned above, all identified material weaknesses continue to exist as of the date of this Quarterly Report.

Interest Rate Fluctuation Risk

TMTG’s investment portfolio may consist of short-term and long-term interest-bearing obligations, including government and investment-grade debt securities and money market funds. These securities may be classified as available-for-sale and, consequently, would be recorded on the unaudited condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. TMTG’s investment policy and strategy will be focused on the preservation of capital and supporting its liquidity requirements. TMTG does not intend to enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

Transaction Exposure

TMTG may transact business in various foreign currencies and have international revenue, as well as costs denominated in foreign currencies. This may expose us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, could negatively affect our revenue and other operating results as expressed in U.S. dollars.

Financial Market Risk

The primary objective of any investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. Some of the securities TMTG may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if TMTG holds a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of its investment will decline. To minimize this risk in the future, TMTG may maintain its portfolio of cash equivalents and investments in a variety of securities, including (but not limited to): commercial paper, money market funds, government and non-government debt securities and certificates of deposit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, upon the Closing, TMTG's Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of Private TMTG’s management, including its Certifying Officers, Private TMTG carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with the preparation of our financial statements as of and for the nine months ended September 30, 2023, Private TMTG’s management identified a material weakness in its internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected on a timely basis. Private TMTG’s management determined that there were errors related to the classification of income in the previously issued financial statements for the years ended December 31, 2021 and 2022. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” Private TMTG determined that the errors were material to its previously issued financial statements. Therefore, Private TMTG concluded that the previously issued financial statements should be restated.

The material weaknesses identified by Private TMTG’s management related to material errors over financial reporting, which required the restatement of its financial statements for the years ended December 31, 2021 and 2022. Specifically, Private TMTG’s management determined the material weaknesses related to a material error in classifying income from a licensing arrangement in 2021 as net sales from related parties rather than the proper classification as other income from related parties. Private TMTG’s management determined that the restatement matters primarily related to its failure to design and maintain formal accounting policies, processes, and controls to analyze, account for and properly disclose income recordation as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

TMTG is committed to remediating the material weaknesses described above and continuing remediation efforts during 2024. We intend to initiate and implement several remediation measures including, but not limited to hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions as well as adding personnel to assist with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. While our efforts are ongoing, we plan to continue to take additional steps to remediate the material weaknesses, improve our financial reporting systems, and implement new policies, procedures, and controls; however, we cannot guarantee those measures will prevent or detect material weaknesses in the future.

Although we intend to pursue the remediation efforts mentioned above, all identified material weaknesses continue to exist as of the date of this Quarterly Report and we cannot provide any assurance that we, or our independent registered public accounting firm, will not identify new material weaknesses in our internal controls over financial reporting in the future. While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded through testing, that the newly implemented and enhanced controls are designed and operating effectively. We are working to remediate the material weaknesses as efficiently and effectively as possible but expect that full remediation could potentially go beyond December 31, 2024. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, incur significant costs, and place significant demands on our financial and operational resources.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Except as indicated below, to the knowledge of our management team, there is no litigation currently pending or contemplated against us or against any of our property.

We have cooperated with a FINRA inquiry concerning events (specifically, a review of trading) that preceded the public announcement of the Merger Agreement and the consummation of the Business Combination. According to FINRA’s request, the inquiry should not be construed as an indication that FINRA has determined that any violations of Nasdaq rules or federal securities laws have occurred, or as a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.

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

On July 20, 2023, the SEC approved the Settlement in Principle, announcing it settled its dispute with Digital World and entered an order (the “Order”) finding that Digital World violated certain antifraud provisions of the Securities Act and the Exchange Act, in connection with Digital World’s IPO filings on Form S-1 and the Form S-4 concerning certain statements, agreements and omissions relating to the timing and discussions Digital World had with Private TMTG regarding the proposed business combination. In the Order, Digital World agreed (i) that any amended Form S-4 filed by Digital World would be materially complete and accurate with respect to certain statements, agreements and omissions relating to the timing and discussions that Digital World had with Private TMTG regarding the proposed business combination and (ii) to pay a civil money penalty in an amount of $18 million to the SEC promptly after the closing of any merger or a comparable business combination or transaction, whether with Private TMTG or any other entity.

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

On March 1, 2024, Digital World filed a motion to dismiss the claims against Digital World. On March 15, 2024, the Plaintiff filed an opposition to Digital World’s motion to dismiss. On March 22, 2024, Digital World filed a reply in support of its motion to dismiss the claims against Digital World. The case is Lowinger v. Rocket One Capital, LLC, et al., No. 1:23-cv-9243 (S.D.N.Y. Oct. 20, 2023).

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

On each of January 18, 2024 and February 9, 2024, Digital World received letters from counsel to UAV, a party to the Services Agreement. The letters contained certain assertions and enclosed a copy of the Services Agreement that had been declared void two and a half years earlier. Specifically, counsel for UAV claims that the Services Agreement grants UAV rights to (1) appoint two directors to TMTG and its successors (i.e., TMTG after the Business Combination), (2) approve or disapprove of the creation of additional TMTG shares or share classes and anti-dilution protection for future issuances, and (3) a $1.0 million expense reimbursement claim. In addition, UAV asserts that the Services Agreement is not void ab initio and claims that certain events following the July 30, 2021 notification support its assertion that such Services Agreement was not void.

On February 6, 2024, a representative of UAV sent a text message to a representative of a noteholder of TMTG suggesting that UAV might seek to enjoin the Business Combination. On February 9, 2024, Private TMTG received from counsel to UAV a letter similar to those letters received by Digital World, which also threatened Private TMTG with legal action regarding UAV’s alleged rights in Private TMTG, including, if necessary, an action to enjoin consummation of the Business Combination.

On February 28, 2024, UAV filed a verified complaint against Private TMTG in the Chancery Court seeking declaratory and injunctive relief relating to the authorization, issuance, and ownership of stock in Private TMTG and filed a motion for expedited proceedings.

On March 4, 2024, UAV filed an amended complaint, converting their action from a direct action to a purported derivative action, and adding members of the Private TMTG board as defendants.

On March 6, 2024, Private TMTG filed an opposition to UAV’s motion to expedite, and UAV filed its response on March 8, 2024. On March 9, 2024, the Chancery Court held a hearing to decide UAV’s motion to expedite proceedings. During the oral argument, Private TMTG agreed that any additional shares of Private TMTG issued prior to or upon the consummation of the Business Combination would be placed in escrow pending a resolution of the dispute between the parties. The Chancery Court entered an order consistent with the foregoing on March 15, 2024, and scheduled a status conference for April 1, 2024. On March 18, 2024, Private TMTG and the former board filed a motion to dismiss the amended complaint for, among other things, failure to state a claim.

On April 2, 2024, UAV filed a motion for leave to file a second amended complaint together with a motion for preliminary injunction and a motion for contempt and anti-suit injunction related to Private TMTG’s filing of a separate litigation against UAV and others in Florida state court. Private TMTG maintains that the contempt claims are meritless. Additionally, UAV filed a motion for a case scheduling order seeking to expedite discovery in advance of a hearing scheduled for April 30, 2024. On April 3, 2024, Defendants (Private TMTG and its former board) filed an opposition to the motion for scheduling order. On April 5, 2024, Defendants filed an opposition to the motion for leave to file a second amended complaint. On April 8, 2024, Defendants filed a motion to stay discovery and for protective order. The Chancery Court granted the motion for leave to file a second amended complaint on April 9, 2024, but the Chancery Court also re-assigned the case to a new judicial officer.

On April 11, 2024, UAV filed its second amended complaint, naming the prior Defendants together with five new defendants—TMTG and the current directors on the TMTG Board who were not on Private TMTG’s board of directors.

On April 22, 2024, all of the Defendants moved to vacate the Chancery Court’s prior order expediting the matter.  Additionally, all of the Defendants moved to dismiss the second amended complaint.  Following briefing and oral argument on the motion to vacate, the Chancery Court vacated the prior provisions of the March 15 order expediting the matter. On May 8, 2024, the Chancery Court stayed discovery.

This matter—including Defendants’ Motion to Dismiss and UAV’s Renewed Motion for Contempt—remains pending.

Lawsuit Against ARC and Patrick Orlando in Florida

On February 26, 2024, representatives of ARC Global Investments II, LLC (“ARC”) claimed to Digital World that after a “more comprehensive” review, the conversion ratio for Digital World Class B common stock into Digital World Class A common stock upon the completion of the Business Combination was approximately 1.8:1. ARC’s new claim also contradicted the previous assertion by Patrick Orlando, the managing member of ARC, that the conversion ratio was 1.68:1. Digital World’s board of directors viewed these claims as an attempt by Mr. Orlando to secure personal benefits, breaching his fiduciary duty to Digital World and its shareholders.

Digital World and Private TMTG initiated a lawsuit against ARC (Case No. 192862534) in the Civil Division for the Twelfth Judicial Circuit Court in Sarasota County, Florida, on February 27, 2024. The complaint sought a declaratory judgment affirming the appropriate conversion ratio as 1.34:1, as previously disclosed, damages for tortious interference with the contractual and business relationship between Private TMTG and Digital World, and damages for conspiracy with unnamed co-conspirators to interfere with the same. The complaint also sought damages for Mr. Orlando’s breach of fiduciary duty, which exposed Digital World to regulatory liability and resulted in an $18 million penalty, and for his continuous obstruction of Digital World’s merger with Private TMTG to extort various concessions that benefited only him and harmed Digital World and its shareholders. Furthermore, the complaint sought damages for the wrongful assertion of dominion over Digital World’s assets inconsistent with Digital World’s possessory rights over those assets. On March 8, 2024, Digital World voluntarily dismissed its declaratory judgment claim against ARC. On March 17, 2024, Digital World and Private TMTG filed an amended complaint, adding a claim for violation of Florida’s Deceptive and Unfair Trade Practices Act. Digital World further alleged breach of fiduciary duty of loyalty, breach of fiduciary duty of care, and conversion claims against Mr. Orlando. With respect to ARC, Digital World alleged aiding and abetting a breach of fiduciary duty. Defendants ARC and Mr. Orlando filed motions to dismiss the amended complaint and stay discovery in the action on April 3, 2024. No hearing has been set on the motions, and a case management conference is scheduled for June 17, 2024.

Litigation with ARC in Delaware

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

We do not believe ARC’s 1.78:1 conversion ratio and related claims are supported by the terms of the Digital World Charter. As a result, we intend to vigorously defend Digital World’s calculation of the conversion ratio and related rights. In addition to its complaint filed on February 28, 2024, ARC also filed a motion with the Chancery Court requesting that the case schedule be expedited to enable the Chancery Court to conduct an injunction hearing prior to the March 22, 2024 shareholder vote. On March 3, 2024, Digital World filed an opposition to ARC’s motion to expedite, and ARC filed a reply on March 4, 2024. On March 5, 2024, the Chancery Court conducted a hearing to consider ARC’s request to expedite the case schedule. After hearing arguments from both sides, the Vice Chancellor denied ARC’s motion, stating that the court would not conduct a merits or injunction hearing before March 22, 2024. Consequently, the Vice Chancellor also denied ARC’s request to postpone the vote until after a merits hearing.

The Chancery Court ruled that Digital World’s proposal to deposit disputed shares into an escrow account at the close of the Business Combination was adequate to prevent potential irreparable harm related to ARC’s share conversion. The court also found that Digital World’s public disclosures about ARC’s claims and possible conversion scenarios at the close of the Business Combination further mitigated the risk of irreparable harm due to insufficient disclosure for the March 22, 2024 vote. In its ruling, the Chancery Court ordered ARC and Digital World to propose a schedule by March 8, 2024, for resolving the action within 150 days following the Business Combination. The court also asked the parties to provide a stipulation by March 8, 2024, regarding ARC’s ability to maintain standing over its claim after voting in favor of the Business Combination. The court further requested the parties to agree to the creation of an escrow account for the deposit of disputed shares after the Business Combination, to be held until the action concludes. Lastly, the court asked Digital World’s counsel to submit a letter by March 8, 2024, outlining how this litigation will proceed alongside the Florida litigation filed by Digital World on February 27, 2024, in the Circuit Court of Sarasota County, Florida. On March 8, 2024, Digital World submitted a letter to the Chancery Court, stating that it voluntarily had dismissed its claim for declaratory judgment in the Circuit Court of Sarasota County, Florida. On March 22, 2024, the Chancery Court entered a Scheduling Order setting the case for a single-day trial on June 26, 2024. Discovery is ongoing.

In relation to the Delaware Lawsuit, Digital World notified its shareholders on March 14, 2024, of its intention to apply a conversion ratio to all Digital World Class B common stock shares to ensure that ARC and the Non-ARC Class B Shareholders receive an equal number of common stock shares in the Company per share of Digital World Class B common stock. Accordingly, on March 21, 2024, Digital World entered into the Disputed Shares Escrow Agreements with the Escrow Agent, pursuant to which TMTG deposited into escrow the number of shares of TMTG Common Stock representing the difference between the actual conversion ratio, determined by Digital World’s board of directors upon closing of the Business Combination (which was determined to be 1.348:1), and a conversion ratio of 2.00. Any release of shares is subject to the terms and conditions of the Disputed Shares Escrow Agreements.

The ultimate resolution as to whether none, a portion or all of the disputed conversion shares will be issued is not determinable at this time. As a general matter, the pursuit of the claims may be costly and time consuming and could have a material adverse effect on TMTG’s reputation and its existing stockholders and may result in counterclaims.

Lawsuit With Patrick Orlando in Delaware

On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Chancery Court seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”). Mr. Orlando’s allegations relate to certain provisions in the Digital World Charter, Digital World’s bylaws, and an indemnity agreement allegedly entered into between Mr. Orlando and Digital World. Mr. Orlando alleges that those certain provisions require Digital World to pay the legal fees Mr. Orlando incurred and will incur in connection with legal proceedings in which he is involved by reason of the fact that he is or was a director or officer of Digital World. Mr. Orlando seeks a court order that (i) declares that he is entitled to legal fees for certain proceedings described in the complaint, (ii) requires Digital World to pay for legal fees incurred and future legal fees to be incurred for those proceedings, (iii) requires Digital World to pay the fees incurred to bring the Advancement Lawsuit, and (iv) requires Digital World to pay pre- and post-judgment interest on the amounts owed to Mr. Orlando.

On April 3, 2024, the Chancery Court entered a Stipulation and Advancement Order (“Stipulation”), stating that Mr. Orlando is entitled to advancement of attorneys’ fees and costs incurred with legal proceedings described in the Stipulation, subject to Digital World’s right to challenge the reasonableness of those attorneys’ fees and costs. The Stipulation further states that Mr. Orlando is entitled to fees incurred in connection with enforcement of advancement rights and sets forth procedures that will govern future requests for advancement of attorneys’ fees and costs.  As of May 10, 2024, TMTG had paid or agreed to pay a total of $235,148 to Mr. Orlando’s attorneys pursuant to such Stipulation.

On April 23, 2024, Mr. Orlando filed a motion for leave to supplement the Advancement Lawsuit to add a claim for advancement of legal fees and expenses Mr. Orlando has incurred and will incur in connection with his defense of an action for declaratory judgment brought by members of ARC regarding Mr. Orlando’s removal as the managing member of ARC.  Mr. Orlando also seeks reimbursement for the legal fees and expenses incurred in connection with his supplement to the Advancement Lawsuit, and he seeks pre-judgment and post-judgment interest on the amounts he claims are owed to him.

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

Lawsuit Against UAV, Litinksy, Moss, and Orlando in Florida

On March 24, 2024, Private TMTG filed a lawsuit in the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (Case No. 2024 CA 001545 NC) against UAV, Andrew Litinsky, Wesley Moss, and Patrick Orlando. In view of UAV’s repeated demands concerning its alleged stock ownership and director appointment rights, the complaint alleges claims for a declaratory judgment against UAV determining that the Services Agreement is unenforceable against Private TMTG. The complaint also asserts a claim for unjust enrichment against UAV based on its failure to competently provide services to the company. Finally, the complaint asserts claims for damages for (a) breach of the fiduciary duty of loyalty against Mr. Litinsky and Mr. Moss based on their dealings with Orlando, (b) aiding and abetting and conspiracy to breach fiduciary duty against Mr. Orlando based on the same events, and (c) breach of the fiduciary duty of care against Mr. Litinsky and Mr. Moss for their gross negligence in managing the company.

On April 25, 2024, Private TMTG filed a motion to consolidate this lawsuit with the Lawsuit Against ARC and Patrick Orlando in Sarasota County, Florida described above for purposes of discovery and pretrial proceedings. That motion is currently pending before the court, as is Mr. Moss, Mr. Litinsky, and UAV’s motion to stay proceedings—which is set for a hearing on June 5, 2024.

Lawsuit By Orlando and Benessere in Miami, Florida

On April 2, 2024, Patrick Orlando and Benessere Investment Group, LLC filed suit against TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County, Florida. Orlando and Benessere seek a declaratory judgment that TMTG is restricted from disclosing material exchanged with Orlando and Benessere pursuant to a joint defense agreement previously entered into by the Parties in addition to a request for damages for any breach of the joint defense agreement. Also on April 2, 2024, Orlando and Benessere filed a motion for preliminary injunction for enforcement of the joint defense agreement. As of May 2, 2024, the motion for preliminary injunction has not been sent for hearing.

Litigation with ARC Noteholders in Miami, Florida

On May 8, 2024, a group of ARC noteholders (Edwin B. Tucker et al.) filed suit against ARC and DWAC n/k/a TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County, Florida.  The noteholders seek specific performance and compensatory damages from both defendants or, in the alternative, damages for breach of contract from ARC, in connection with shares of TMTG to which the ARC noteholders assert they are entitled.  As of May 10, 2024, TMTG had not been served in this action.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 1, 2024, as amended by Amendment Number 1 to Form 10-K filed with the SEC on April 3, 2024  (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended March 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) As previously reported, on September 8, 2021, Digital World completed its initial public offering (the “IPO”) of 28,750,000 units (“Units”), which included 3,750,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option. Each Unit consisted of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $287,500,000. EF Hutton LLC acted as sole book-running manager of the IPO. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-256472). The SEC declared the registration statements effective on September 2, 2021.

Simultaneously with the closing of Digital World’s IPO, Digital World completed the private sale of an aggregate of 1,133,484 private placement units (the “Placement Units”) to the Sponsor at a purchase price of $10.00 per Placement Unit, generating gross proceeds to Digital World of $11,334,840. The Placement Units are identical to the Units sold in the IPO, except that the Placement Units are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

No payments for our expenses were made in the Offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except in connection with the repayment of outstanding loans and pursuant to the administrative support agreement disclosed herein which we entered into with our Sponsor. There has been no material change in the planned use of proceeds from our Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the IPO.

The underwriters were paid a cash underwriting discount of $0.125 per Unit, or $13,656,250 in the aggregate, upon the closing of the IPO. In addition, $0.35 per unit, or $10,062,500 in the aggregate was payable to the underwriters for deferred underwriting commissions. Upon the closing of the Business Combination, the Company paid $10,062,500 of the deferred underwriting fee. In addition, 143,750 shares were issued to EF Hutton LLC upon the closing of the IPO.

The consummation of the Business Combination resulted in gross proceeds of approximately $313,891.1. The funds from the Business Combination were used for: (i) redemptions to public shareholders – reflected in the gross proceeds of the Business Combination and (ii) payment of fees and expenses of $80,873.6.
(c) None.

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

3.2
Amended and Restated Bylaws of Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on March 5, 2024).

10.1+
Trump Media & Technology Group Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

10.2
Form of Lock-up Agreement by and among Digital World Acquisition Corp., Trump Media & Technology Group Corp. and Certain Stockholders, Directors and Officers of Trump Media & Technology Group Corp. thereto (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

10.3
Second Amended & Restated License, Likeness, Exclusivity and Restrictive Covenant Agreement, dated February 2, 2024, by and among President Donald J. Trump, DTTM Operations, LLC, and TMTG (incorporated by reference to Exhibit 10.17 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.4
Form of Digital World Acquisition Corp. Compensation Program Convertible Note (incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.5
Form of Warrant Subscription Agreement, dated as of February 7, 2024, by and among Digital World Acquisition Corp. and certain accredited investors 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on February 8, 2024).

10.6
Form of Note Purchase Agreement, dated February 8, 2024, by and among Digital World Acquisition Corp. and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on February 8, 2024).

10.7
Form of Convertible Promissory Note, issued February 8, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on February 8, 2024).

10.8
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

10.9
Letter Agreement, dated February 8, 2024, between Digital World Acquisition Corp. and Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 10.34 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.10
Amendment to the Warrant Agreement, dated March 15, 2024, by and among Digital World Acquisition Corp., Continental Stock Transfer & Trust Company and Odyssey Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on March 18, 2024).

10.11
Share Escrow Agreement, dated March 21, 2024, by and among Digital World Acquisition Corp., Trump Media & Technology Group Corp. and Odyssey Transfer & Trust Company (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

10.12
ARC Escrow Agreement, dated March 21, 2024, between Digital World Acquisition Corp. and Odyssey Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on March 26, 2024).

10.13
Non-ARC Class B Shareholders Escrow Agreement, dated March 21, 2024, by and among Digital World Acquisition Corp., Arc Global Investments II, LLC and Odyssey Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on March 26, 2024).

10.14	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File.

*	Filed herewith.
**	Furnished herewith
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

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Date: May 20, 2024	By:	/s/ Devin Nunes
	Name:	Devin Nunes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Phillip Juhan
	Name:	Phillip Juhan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)