Form 10-Q
period 2024-06-30
Trump Media & Technology Group Corp.
filed 2024-08-09
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, there were 194,715,772 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets as of June 30, 2024 and December 31, 2023 and Statements of Operations, Stockholders’ (Deficit)/Equity and Cash Flows for the three and six months ending June 30th, 2024 and June 30th, 2023

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Balance Sheets

(in thousands except share data)	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$343,954.4	$2,572.7
Prepaid expenses and other current assets	9,553.4	327.5
Accounts receivable, net	17.5	81.0
Total current assets	353,525.3	2,981.2

Property and equipment, net	2,161.9	29.2
Right-of-Use Assets, net	806.6	353.2
Total Assets	356,493.8	3,363.6

Liabilities and Stockholders’ Equity/ (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	10,831.7	1,600.7
Convertible promissory notes	-	41,818.8
Related party payables	262.0	-
Derivative liability	-	17,282.5
Unearned revenue	2,924.6	4,413.1
Current portion of operating lease liability	276.9	160.3
Total Current Liabilities	14,295.2	65,275.4

Long-term operating lease liability	530.3	201.6
Convertible promissory notes	-	3,528.2
Derivative liability	-	1,120.3
Total liabilities	14,825.5	70,125.5
Commitments and contingencies (Note 14)
Stockholders’ Equity/(Deficit):
Preferred Stock $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Common Stock $0.0001 par value – 999,000,000 shares authorized, 191,477,375 and 87,500,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	19.2	8.8
Paid in Capital	3,229,937.7	-
Accumulated Deficit	(2,888,288.6)	(66,770.7)
Total stockholders’ equity/(deficit)	341,668.3	(66,761.9)
Total liabilities and stockholders’ equity/(deficit)	$356,493.8	$3,363.6

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Month		Six Month
	Period Ended		Period Ended
(in thousands except share and per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$836.9	$1,192.1	$1,607.4	$2,308.3
Cost of revenue	36.2	41.2	129.6	82.5
Gross profit	800.7	1,150.9	1,477.8	2,225.8
Operating costs and expenses(1)
Research and development	4,861.6	2,197.4	38,020.2	5,009.5
Sales and marketing	1,175.3	388.4	2,245.7	644.5
General and administration	13,418.6	2,321.4	78,213.7	4,157.7
Depreciation	3.7	16.6	9.3	32.9
Total costs and operating expenses	19,459.2	4,923.8	118,488.9	9,844.6
Loss from operations	(18,658.5)	(3,772.9)	(117,011.1)	(7,618.8)
Interest income	2,132.7	-	2,161.5	-
Interest expense	157.8	(20,606.3)	(2,659.8)	(22,630.6)
Change in fair value of derivative liabilities	-	1,611.1	(225,916.0)	7,271.0
Loss on the convertion of convertible debt	-	-	(542.3)	-
Loss from operations before income taxes	(16,368.0)	(22,768.1)	(343,967.7)	(22,978.4)
Income tax expense	-	-	-	-
Net loss	$(16,368.0)	$(22,768.1)	$(343,967.7)	$(22,978.4)
Loss per Share attributable to common stockholders:
Basic	(0.10)	(0.26)	(2.67)	(0.26)
Diluted*	(0.10)	(0.26)	(2.67)	(0.26)
Weighted Average Shares used to compute net loss per share attributable to common stockholders:
Basic	166,726,512	87,500,000	128,735,253	87,500,000
Diluted	166,726,512	87,500,000	128,735,253	87,500,000

(1)Costs of operating expenses include stock based compensation expense as follows:
Research and development	$-	$-	$30,142.5	$-
General and administration	-	-	54,445.5	-
Total stock based compensation expense	$-	$-	$84,588.0	$-

*Loss per share attributable to common stockholders for diluted calculation is based on the Basic weighted shares as these are not dilutive. The Basic and diluted loss per share attributable to common stockholders are therefore the same.

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Stockholders’ (Deficit)/Equity
(Unaudited)

(in thousands, except share data)	Common Stock Number of Shares	Par Value $0.0001	Preferred Stock Number of Shares	Par Value $0.0001	Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)/ Equity
Retroactive application of recapitalization to January 1, 2023	87,500,000	$8.8	-	$-	$-	$(8,581.3)	$(8,572.5)
Net Profit/(Loss)	-	-	-	-	-	(210.3)	(210.3)
Balance at March 31, 2023	87,500,000	8.8	-	-	-	(8,791.6)	(8,782.8)
Net Profit/(Loss)		-	-	-	-	(22,768.1)	(22,768.1)
Balance at June 30, 2023	87,500,000	$8.8	-	$-	$-	$(31,559.7)	$(31,550.9)

Balance as December 31, 2023	87,500,000	$8.8	-	$-	$-	$(66,770.7)	$(66,761.9)
Net Loss		-	-	-	-	(327,599.7)	(327,599.7)
Fair value of TMTG earnout shares					2,477,550.2	(2,477,550.2)	-
Conversion of convertible notes into common stock upon Business Combination	6,014,534	0.6	-	-	300,425.4	-	300,426.0
Stock Based Compensation	1,840,000	0.2	-	-	84,587.8		84,588.0
Issuance of common stock upon Business Combination	41,346,049	4.1	-	-	219,617.5		219,621.6
Balance as of March 31, 2024	136,700,583	13.7	-	-	3,082,180.9	(2,871,920.6)	210,274.0
Exercise of Warrants	8,526,792	0.9			97,761.4		97,762.3
Issuance of Earnout Shares	40,000,000	4.0			(4.0)		-
Conversion of convertible notes in common stock	6,250,000	0.6			49,999.4		50,000.0
Net loss						(16,368.0)	(16,368.0)
Balance as of June 30, 2024	191,477,375	$19.2	-	$-	$3,229,937.7	$(2,888,288.6)	$341,668.3

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Month Periods Ended

(in thousands)	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net loss	$(343,967.7)	$(22,978.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on debt	2,659.8	22,630.6
Change in fair value of derivative liability	225,916.0	(7,271.1)
Depreciation	9.3	33.3
Loss on extinguishment of debt	542.3	-
Stock based compensation	84,588.0	-
Non-cash charge for operating lease	(7.9)	3.2
Prepaid expenses and other current assets	(5,269.1)	6.0
Accounts receivable	63.4	94.5
Unearned revenue	(1,488.5)	-
Accounts payable	6,200.1	111.0
Net cash used in operating activities	(30,754.3)	(7,370.9)

Cash flows used in investing activities
Purchases of property and equipment	(2,141.9)	(2.2)
Net cash used in investing activities	(2,141.9)	(2.2)

Cash flows provided by financing activities
Proceeds from convertible promissory notes	47,455.0	-
Proceeds from merger	233,017.5	-
Proceeds from warrant conversion	93,805.4	-
Net cash provided by financing activities	374,277.9	-

Net change in cash and cash equivalents	341,381.7	(7,373.1)
Cash and cash equivalents, beginning of period	2,572.7	9,808.4
Cash and cash equivalents, end of period	$343,954.4	$2,435.3

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$1,897.7	$-

Non cash investing and financing activities
Shares issued for conversion of convertible notes	$350,426.0	$-
Operating lease assets obtained in exchange for operating lease obligations	$542.3	$-

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

Merger

On March 25, 2024, TMTG consummated the Merger Agreement dated October 20, 2021, between Digital World Acquisition Corp. (“Digital World” or “DWAC”), DWAC Merger Sub, TMTG, ARC Global Investments II (“ARC”), LLC and TMTG’s General Counsel, as amended on May 11, 2022, August 9, 2023 and September 29, 2023. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, upon the Closing, Merger Sub merged with and into TMTG, with TMTG surviving as a wholly owned subsidiary of Digital World, and with TMTG’s stockholders receiving 87,500,000 shares of Digital World Class A common stock (excluding 40,000,000 Earnout Shares), subject to certain adjustments and earnout provisions, in exchange for TMTG common stock, which is in substance, a continuation of the TMTG shareholders’ equity interests in the TMTG business, plus up to an additional 7,854,534 shares of New Digital World common stock to be issued upon conversion of outstanding TMTG Convertible Notes immediately prior to the Closing.

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

While Digital World was the legal acquirer in the Business Combination, because Predecessor TMTG was deemed the accounting acquirer, the historical financial statements of Predecessor TMTG became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements reflect (i) the historical operating results of Predecessor TMTG prior to the Business Combination; (ii) the combined results of Digital World and Predecessor TMTG following the closing of the Business Combination; (iii) the assets and liabilities of Predecessor TMTG at their historical cost; and (iv) the Company’s equity structure for all periods presented.  In connection with the consummation of the Business Combination, Digital World was renamed “Trump Media & Technology Group Corp.” and TMTG was renamed “TMTG Sub Inc.”

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

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented.  The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2024.  These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2023.

Reclassifications

Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates and assumptions reflected in the unaudited condensed  consolidated financial statements relate to and include, but are not limited to, the valuation of convertible promissory notes, derivative liabilities, earn-out shares and stock-based compensation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany transactions have been eliminated. In October 2021, the Company acquired 100% of the ownership in T Media Tech LLC for a nominal value. The results of T Media Tech LLC since October 13, 2021 are included in the Company’s Condensed Consolidated Statements of Operations.

Cash and cash equivalents

Cash and cash equivalents represents bank accounts and demand deposits held at financial institutions. Cash and cash equivalents are held at major financial institutions with an original maturity of 90 days or less and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) limitations. No losses were incurred for those balances exceeding the limitations.

Prepaid expenses and other current assets

Other current assets consist of receivables for proceeds from warrant exercises, prepaid rent, insurance and prepaid data costs. Included in the prepaid expenses and other current assets are receivables related to warrant conversion of $3,956.9 as of June 30, 2024 and $0.0 as of June 30, 2023.  This balance reflects proceeds from warrant exercises in transit from the transfer agent.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Useful lives for property and equipment are as follows:

Asset Type	Range
Furniture and equipment	2 - 5 years
Computer equipment	3 years

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

Software development cost also includes costs to develop software to be used solely to meet internal needs and cloud-based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended.  Costs capitalized for developing such software applications were not material for the periods presented.

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

Unearned revenue

Unearned revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Unearned revenue of $1,488.5 was recognized as revenue for the six months ended June 30, 2024, which was included in the deferred revenue balance as of December 31, 2023. As June 30, 2024, deferred revenue is expected to be recognized during the succeeding 12-month period and is therefore presented as current liability on the unaudited condensed balance sheet.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Selling, general and administration expenses

General and administration expenses consist primarily of personnel-related costs, including salaries, benefits, and stock-based compensation for our executive, finance, legal, information technology, corporate communications, human resources, and other administration employees. In addition, general and administration expenses include fees and costs for professional services (including third-party consulting, legal, and accounting services), facilities costs, and other supporting overhead costs that are not allocated to other departments.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Recently issued accounting standards

In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our unaudited condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We do not expect the adoption of ASU 2023-07 to have a material impact on our unaudited condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 is effective for public smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has adopted ASU 2020-06 effective as of January 1, 2024. The adoption of ASU 2020-06 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3 - RECAPITALIZATION

As discussed in Note 1, following the Closing of the Business Combination, TMTG was deemed the accounting acquirer and the transaction was accounted for as a reverse recapitalization.

Transaction Proceeds

Upon the Closing, the Company received gross proceeds of $233,017.5. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of changes in stockholders’ equity (deficit) for the period ended June 30, 2024:

Cash-trust and cash, net of redemptions	233,017.5
Add: other assets	-
Less: accrued expenses	(3,292.9)
Less: notes payable	(10,103.0)
Reverse recapitalization, net	219,621.6

In connection with the Merger, TMTG incurred $1,640.2 in one-time direct and incremental transaction costs, consisting of legal and other professional fees, recorded in general and administration expenses. TMTG also issued $6,130.0 of bonus payments to employees of the Company and a director of Private TMTG that were triggered by the Merger.  The Company recorded $5,530.0 and $600.0 in general and administration expense and sales and marketing expense, respectively, for the three and six months ended June 30, 2024. TMTG deems these to be non-recurring expenses that are not direct and incremental to the Merger.

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

Digital World common stock, outstanding prior to the Business Combination	39,636,904
Shares issued to Digital World convertible noteholders, converted immediately prior to Business Combination	1,709,145
Predecessor TMTG Shares (1)	87,500,000
Shares issued to former TMTG convertible noteholders	7,854,534
Common stock immediately after the Business Combination (2)	136,700,583

(1)	Includes 614,640 shares outstanding and held in escrow.
(2)	Excludes 4,667,033 shares not outstanding and held in escrow.

The number of Predecessor TMTG shares was determined as follows:

	Predecessor TMTG Shares	Shares issued to shareholders of Predecessor TMTG
Common stock	100,000,000	87,500,000
	100,000,000	$87,500,000

Public and private placement warrants

In connection with Digital World’s initial public offering in 2021, 14,374,976 public warrants were issued (the “Public Warrants”) and 566,742 warrants were issued in a private placement (the “Private Placement Warrants”; and the Private Placement Warrants together with the Public Warrants, collectively the “Warrants”) all of which warrants remained outstanding and became warrants for the Common Stock in the Company.

Additionally, pursuant to warrant subscription agreements (each a “Warrant Subscription Agreement”) entered into by and between Digital World and certain institutional investors on February 7, 2024, Digital World has agreed to issue an aggregate of 3,424,510 warrants (“Convertible Note Post IPO Warrants and “Post-IPO Warrants”), each warrant entitling the holder thereof to purchase one share of the Company’s Class A common stock for $11.50 per share. The Convertible Note Post IPO Warrants and Post-IPO Warrants were issued concurrently with the closing of the Business Combination, and have substantially the same terms as the public warrants issued by Digital World in connection with its initial public offering, except that such Post-IPO Warrants may only be transferred to the applicable holder’s affiliates.

TMTG Earnout Shares

As noted in Note 1, in connection with the Merger, TMTG shareholders were entitled to up to 40,000,000 shares if certain post merger per share market prices were achieved.

The Company utilized a Monte Carlo simulation analysis to determine the fair value of the Earnout Shares at the date of the merger, which included the following assumptions:

The Monte Carlo simulation conclusion for each tranche of the Earnout Shares was the result of the average of 1,000,000 trial outcomes. Within each trial of the simulation:

1.	The stock price was simulated for the defined term (1.5 years, 2 years, and 3 years) after the Merger date.
2.	The vest date was determined as the date the stock price achieved the different stock price thresholds, which were $12.50, $15.00, and $17.50.
3.
The payoff was calculated as the number of shares issued per tranche (15 million, 15 million, and 10 million) multiplied by the simulated stock price at the vest date, which varied with each simulation.

4.	The payoff was discounted to the present value using the interpolated risk-free rate ranging from 4.31% to 4.70%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Volatility was calculated as the annualized standard deviation of daily returns from a set of Guideline Public Companies (GPC) over the expected term for each tranche. The 75th percentile of GPC volatilities was selected given the Company’s early stage life cycle relative to the GPC set. The accounting for the Earnout Shares was first evaluated under ASC 718 to determine if the arrangement represents a share-based payment arrangement. Because there were no service conditions nor any requirement of the participants to provide goods or services, the Company determined that the Earnout Shares were not within the scope of ASC 718.

Next, the Company determined that the Earnout Shares represent a freestanding equity-linked financial instrument to be evaluated under ASC 480 and ASC 815-40. Based upon the analysis, the Company concluded that the Earnout Shares should not be classified as a liability under ASC 480.

The Company next considered the equity classification conditions in ASC 815-40-25 and concluded that all of the conditions were met. Therefore, the Earnout Share arrangement were appropriately classified in equity.

As the merger has been accounted for as a reverse recapitalization, the fair value of the Earnout Shares arrangement has been accounted for as an equity transaction as of the closing date of the merger.

On April 26, 2024, the Earnout Shares had been earned and such shares were issued.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Property and equipment
Furniture and equipment	$34.5	$34.5
Computer equipment	123.6	120.8
Computer equipment - work in progress	2,139.2	-
Accumulated depreciation	(135.4)	(126.1)
Property and equipment, net	$2,161.9	$29.2

Total depreciation expense was $3.7 and $16.8 for the three months ended June 30, 2024 and 2023, respectively. Total depreciation expense was $9.3 and $33.3 for the six months ended June 30, 2024 and 2023, respectively

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accounts payable	$1,948.0	$1,600.7
Other accrued expenses	7,642.9	-
Income tax payable	732.6	-
Franchise tax payable	508.2	-
Accounts payable and accrued expenses	$10,831.7	$1,600.7

NOTE 6 - LEASES

Operating leases are included in the unaudited condensed consolidated Balance Sheets as follows:

(in thousands)	Classification	June 30, 2024	December 31, 2023
Lease assets
Operating lease cost ROU assets, net	Assets	$806.6	$353.2
Total lease assets		$806.6	$353.2

Lease liabilities
Operating lease liabilities, current	Current liabilities	$276.9	$160.3
Operating lease liabilities, non-current	Liabilities	530.3	201.6
Total lease liabilities		$807.2	$361.9

The components of lease costs, which are included in loss from operations in our unaudited condensed consolidated Statements of Operations we as follows:

	Three Month Period Ended

(in thousands)	June 30, 2024	June 30, 2023
Lease costs
Operating lease costs	$66.7	$44.9
Short-term lease costs	43.2	38.7
Total lease costs	$109.9	$83.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
	Six Month Period Ended

(in thousands)	June 30, 2024	June 30, 2023
Lease costs
Operating lease costs	$111.6	$89.7
Short-term lease costs	81.8	75.7
Total lease costs	$193.4	$165.4

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following June 30, 2024 were as follows:

(in thousands)
2024 (remainder of)	$159.3
2025	338.7
2026	189.2
2027	159.3
2028	66.3
Total future minimum lease payments	912.8
Amount representing interest	105.6
Present value of net future minimum lease payments	$807.2

NOTE 7 - INCOME TAXES

The estimated annual effective tax rate applied to the six month period ended June 30, 2024 is 0%, which differs from the US federal statutory rate of 21% principally due to the projection of U.S. net operating loss for fiscal 2024 with full application of a valuation allowance. As of June 30, 2024, TMTG had US Federal net operating loss carryforwards (“NOLs”) with a tax benefit of approximately $9,400.0  from December 31, 2023.

NOTE 8 - OTHER INCOME - RELATED PARTY, RELATED PARTY RECEIVABLE AND PAYABLE

Administrative Services Arrangement

An affiliate of the Digital World sponsor ARC agreed, commencing from the date when Digital World’s Registration Statement was declared effective through the earlier of Digital World’s consummation of a Business Combination and its liquidation, to make available to the Digital World certain general and administrative services, including office space, utilities and administrative services, as Digital World required from time to time. Digital World agreed to pay the affiliate of the Sponsor $15.0 per month for these services. The agreement with the Sponsor was terminated on April 5, 2023, $221.0 was unpaid as of June 30, 2024.

Advances – related party

During 2022 and the year ended December 31, 2023, the Digital World Sponsor paid, on behalf of Digital World, $470.8 to a vendor for costs incurred by Digital World  and $41.0 directly to Digital World. As of June 30, 2024, the Company’s obligation to the Sponsor for such payments was outstanding in the amount of $41.0.

Effective June 13, 2022, Private TMTG entered into a Consulting Services Agreement with Trishul, LLC (“Trishul”). Pursuant to such agreement and subsequent performance by the parties thereto, Trishul provided consulting services to Private TMTG until the consulting relationship was terminated by Private TMTG effective March 25, 2024, upon the Closing of the Business Combination. During the three months ended June 30, 2024 and 2023, TMTG paid $8.3 and $30.5, respectively, and during the six months ended June 30, 2024 and 2023 paid $38.3 and $70.5, respectively, to Trishul. As of June 30, 2024 and December 31, 2023,  TMTG had an outstanding payable balance of zero to Trishul. Trishul is owned by Kashyap “Kash” Patel, a director of TMTG since March 25, 2024, and previously a director of Private TMTG from March 11, 2022, until March 26, 2024.

In August 2021, Private TMTG entered into a Consulting Services Agreement with Hudson Digital, LLC (“Hudson Digital”). Pursuant to the agreement, which as amended expires December 31, 2024, Hudson Digital provides consulting services to TMTG. Hudson Digital also received a TMTG Executive Promissory Note in the principal amount of $4,000.0, which converted into common shares immediately before the Closing (along with all other Private TMTG Convertible Notes), and a $600.0 retention bonus following the Closing. During the three months ended June 30, 2024 and 2023, we paid $60.0 and $60.0, respectively, and for the six months ended June 30, 2024, we paid $120.0 and $120.0, respectively, to Hudson Digital. As of June 30, 2024 and December 31, 2023, TMTG had an outstanding payable balances of zero to Hudson Digital. Hudson Digital is owned by Daniel Scavino, who served as a director of Private TMTG from February 16, 2023, until March 25, 2024. Mr. Scavino has not served as an officer or director of TMTG.

In June 2024, in connection with a company event, TMTG paid $78.2 to Mar-a-Lago Club LLC, which is owned by the Donald J. Trump Revocable Trust, dated April 7, 2014.  At the time of such transaction, Donald J. Trump owned more than 5% of TMTG’s common stock.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Notes 13 to 18 were Convertible Promissory Notes issued from January 2022 through March 2022.  Note 19 was issued on August 23, 2023.  Notes 13 to 19 were Convertible Promissory Notes issued with a cumulative face value of  $18,360.0, maturity of 18 months and interest will be accrued at a range between 5%  and 10% based on the simple interest method (365 days year) for each note. Notes 13 to 19 were convertible simultaneously with the completion of a SPAC merger agreement or IPO. All outstanding principal of these Notes, together with all accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by either US$25 or US$21 subject to the respective conditions of the individual notes.

Notes 20 to 23 were Convertible Promissory Notes issued from November 2023 through March 2024 with a cumulative face value of  $7,955.0, maturity of 18 months and interest will be accrued at 10% based on the simple interest method (365 days year) for each note. Notes 20 to 23 were convertible with the completion of a SPAC merger agreement or IPO. The outstanding principal of the Notes, accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes in the event of a SPAC transaction shall be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by US$10.  The number of shares of Company stock to be issued to the Lender upon conversion of the Notes in the event of an IPO would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by 50% of the IPO price per share.

On March 25, 2024, immediately before the Closing, Notes 1 to 23, and their accrued, but unpaid interest, automatically converted into an aggregate 7,854,534 shares of TMTG common stock.

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

In addition, pursuant to warrant subscription agreements (each a “Warrant Subscription Agreement”) entered into by and between Digital World and certain institutional investors on February 7, 2024, Digital World has agreed to issue an aggregate of 3,424,510 warrants (“Convertible Note Post IPO Warrants and “Post-IPO Warrants”), each warrant entitling the holder thereof to purchase one share of the Company’s Class A common stock for $11.50 per share. The Convertible Note Post IPO Warrants and Post-IPO Warrants were issued concurrently with the closing of the Business Combination, and have substantially the same terms as the public warrants issued by Digital World in connection with its initial public offering, except that such Post-IPO Warrants may only be transferred to the applicable holder’s affiliates.

Investors funded $10,000.0 of the $50,000.0 available under the Note Purchase Agreement before the closing of the merger and $40,000.0 immediately after Closing. The $40,000.0 of proceeds was held in a restricted account and was released upon the registration of the underlying shares on June 18, 2024.

On June 18 and 20, the face value of the Note Purchase Agreement was converted into 6,250,000 shares of TMTG common stock and warrants to purchase up to 3,125,000 shares of TMTG common stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Conversion into Paid in Capital

At the closing of the merger, certain Digital World and TMTG convertible notes were converted into common stock of the Company. The carrying value of the Digital World notes converted was $8,228.6 and the carrying value of the TMTG notes converted was $300,426.0, including the derivative liability.

The Company determined the automatic discounted share-settlement feature upon certain events (e.g., SPAC, IPO, change in control, etc.) is an embedded derivative requiring bifurcation accounting as (1) the feature is not clearly and closely related to the debt host and (2) the feature meets the definition of a derivative under ASC 815 (Derivative and Hedging). Subsequent changes to the fair value of the embedded derivative flows through the Statements of Operations. The Debt (net of initial debt discount and any related debt issuance costs recorded) is accreted using the effective interest rate method under ASC 835 (Interest) until maturity. The Convertible Promissory Notes (debt host) are not subject to Subtopic 480-10.

(in thousands)	June 30, 2024	December 31, 2023
Convertible Promissory Notes
Notes 1 to 7	$5,340.0	$5,340.0
Notes 8 to 12	17,500.0	17,500.0
Notes 13 to 20	17,860.0	17,860.0
Notes 21 to 23	7,455.0	-
Digital World Convertible Notes	50,103.0	-
Total	98,258.0	40,700.0
Debt Issuance costs	(240.0)	(240.0)
Carrying value of Convertible Promissory Notes	98,018.0	40,460.0
Less: Derivative liability component	(37,234.8)	(37,234.8)
Liability component at date of issue	60,783.2	3,225.2
Interest charged	44,781.6	42,121.8
Loss on extinguishment of debt	542.3	-
Total liability component	106,107.1	45,347.0
Less: Conversion to Paid in Capital	(106,107.1)	-
Less: Short-term liability component	-	(41,818.8)
Liability component at June 30, 2024 and December 31, 2023	$-	$3,528.2

Embedded feature component
Derivative liability component	$37,234.8	$37,234.8
Change in fair value of embedded derivative	207,084.1	(18,832.0)
Total Derivative Liability Component	244,318.9	18,402.8
Less: Conversion to Paid in Capital	(244,318.9)	-
Less: Short-term derivative liability component	-	(17,282.5)
Derivative Liability Component at June 30, 2024 and December 31, 2023	$-	$1,120.3

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

The derivative liability component of Convertible promissory notes are classified as Level 3 due to significant unobservable inputs. The Company had no assets or liabilities requiring classification as of June 30, 2024.

	As of December 31, 2023
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current Liabilites
Derivative liability	-	-	17,282.5

Liabilities
Derivative liability	-	-	1,120.3

The estimated fair value of the conversion feature of the Derivative liability is based on traditional valuation methods including Black-Scholes option pricing models and Monte Carlo simulations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - LOSS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of stock outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares from convertible notes and warrants. There were no dilutive potential common shares for the three and six months ended June 30, 2024 and 2023, because the Company incurred a net loss and the potential dilutive shares are anti-dilutive. As such, basic and diluted losses per common share are the same.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	June 30, 2024	December 31, 2023
Convertible notes	-	-
Warrants	12,964,436	-
Total common stock equivalents excluded from dilutive loss per share	12,964,436	-

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

NOTE 12 - STOCKHOLDERS’ EQUITY

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

Warrant Activity Summary – Issued and Outstanding

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	18,366,228	$11.50	5.40	-
Granted	3,125,000	11.50	-	-
Exercised	(8,526,792)	11.50	-	-
Expired or cancelled	-	-	-	-
Outstanding at June 30, 2024	12,964,436	$11.50	4.82	$275,494,265
Exercisable at June 30, 2024	12,964,436	$11.50	4.82	$275,494,265

NOTE 13 - STOCK BASED COMPENSATION

2024 Equity Incentive Plan

In connection with the Business Combination, TMTG’s Board adopted, and our stockholders approved, the Digital World Acquisition Corp. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), which became effective on March 25, 2024.  The total number of shares of our common stock reserved and available for delivery under the 2024 Equity Incentive Plan at any time during the term of the 2024 Equity Incentive Plan will be equal to 13,252,544.  No activity pursuant to the 2024 Equity Incentive Plan occurred for the six months ended June 30, 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

On March 25, 2024, we consummated a merger between DWAC and TMTG at which time the Executive Promissory Notes automatically converted into an aggregate of 1,090,000 shares of our common stock.  We accounted for the Executive Promissory Notes as a liability award under ASC 718 as the Executive Promissory Notes could be converted into a variable number of shares upon a Change of Control event and the executives had the sole discretion to extend the Maturity Date which could result in the Company being required to settle the Executive Promissory Notes in cash.  We remeasured the fair value of the Executive Promissory Notes at their settlement date and recorded stock-based compensation expense for these awards, within general and administration expense in the Statement of Operations, totaling $54,445.5 for the six months ended June, 2024.

Vendor Convertible Notes

In March 2024, we issued unsecured convertible notes to certain vendors in exchange for research and development services provided.  These Vendor Convertible Notes were issued with an aggregate face value of $7,500.0, bore a zero-coupon interest rate, and had a maturity date in March 2027.

The Vendor Convertible Notes were automatically convertible in to shares of our common stock upon consummating a merger between DWAC and TMTG at a conversion price of $10.00 per share.  We measured the fair value of these Vendor Convertible Notes on their date of grant and recorded $30,142.5 of stock based compensation expense, within research and development expense in the Statement of Operations for the six months ended June 30, 2024.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

From time-to-time, we are a party to litigation and subject to claims, suits, regulatory and government investigations, other proceedings and consent decrees in the ordinary course of business, and other unasserted claims.  We investigate claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and reasonably estimable. Based on current known facts and circumstances, the Company currently believes that any liabilities ultimately resulting from ordinary course claims, and proceedings will not individually or in aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.  However, the outcomes of claims legal proceedings or investigations are inherently unpredictable and subject to uncertainty, and may have an adverse effect on us because of defense costs, diversion of management resources and other factors that are not known to us or cannot be quantified at this time.  We may also receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.  The final outcome of any current or future claims or lawsuits could adversely affect our business, financial position, results of operations or cash flows.  We periodically evaluate developments in our legal matters that could affect the amount of liability that has previously been accrued or the reasonably possible losses that we have disclosed, and make adjustments as appropriate.

Consistent with the practice of many companies, we have entered into, and continue to enter into indemnity agreements with our executive officers and certain members of our board of directors. These indemnity agreements broadly provide for us to advance expenses (including attorneys’ fees) incurred in connection with any legal proceeding, as well as indemnification for any and all expenses, actually and reasonably incurred, in connection with the investigation, defense, settlement or appeal of such a proceeding, in connection with matters related to their position. These indemnity agreements provide that the indemnitee shall repay all amounts so advanced if it shall ultimately be determined by final judicial decision from where there is no further right of appeal that the indemnitee is not entitled to be indemnified.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

On March 1, 2024, Digital World filed a motion to dismiss the claims against Digital World. On June 5, 2024, the U.S. District Court for the Southern District of New York granted a motion by Defendants Michael Shvartsman and Bruce Garelick to transfer the action to the U.S. District Court for the Southern District of Florida. In transferring the action, the U.S. District Court for the Southern District of New York held that pending motions to dismiss, including the motion filed by Digital World, will be decided by the U.S. District Court for the Southern District of Florida (C.A. No. 24-CV-22429).  On July 17, 2024, Defendants Rocket One, Mr. Shvartsman, and Mr. Garelick moved to stay the case during the pendency of SEC v. Garelick, et al., No. 23-CV-05567 (S.D.N.Y.) and USA v. Shvartsman, et al., No. 1:23-CR-00307 (S.D.N.Y.).

Litigation with United Atlantic Ventures (“UAV”) in Delaware

On July 30, 2021, an attorney for the Trump Organization, on behalf of President Trump, declared void ab initio a services agreement that had granted Private TMTG, among other things, extensive intellectual property and digital media rights related to President Trump for purposes of commercializing the various Private TMTG initiatives (the “Services Agreement”). Neither Private TMTG nor Digital World was a party to such agreement.

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

On February 28, 2024, UAV filed a verified complaint against Private TMTG in the Chancery Court seeking declaratory and injunctive relief relating to the authorization, issuance, and ownership of stock in Private TMTG and filed a motion for expedited proceedings (C.A. No. 2024-0184-MTZ). On March 4, 2024, UAV filed an amended complaint, converting their action from a direct action to a purported derivative action, and adding members of the Private TMTG board as defendants.

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

On April 2, 2024, UAV filed a motion for leave to file a second amended complaint together with a motion for preliminary injunction and a motion for contempt and anti-suit injunction related to Private TMTG’s filing of a separate litigation against UAV and others in Florida state court. Private TMTG maintains that the contempt claims are meritless. On April 9, 2024, the Chancery Court granted the motion for leave to file a second amended complaint on April 9, 2024 and re-assigned the case to a new judge.

On April 11, 2024, UAV filed its second amended complaint, naming the prior defendants together with five new defendants—TMTG and the current directors on the TMTG Board who were not on Private TMTG’s board of directors.

On April 22, 2024, all of the defendants moved to vacate the Chancery Court’s prior order expediting the matter. Additionally, all of the defendants moved to dismiss the second amended complaint. Following briefing and oral argument on the motion to vacate, on April 30, 2024, the Chancery Court vacated the prior provisions of the March 15 order expediting the matter.

On May 6, 2024, UAV filed its Renewed Motion for Contempt of the March 15, 2024 Order against Private TMTG (“First Contempt Motion”) seeking, among other things, to enjoin Private TMTG and related parties from prosecuting certain claims in Florida state court. A hearing on this motion, which was previously set for July 12, 2024, was cancelled by the Chancery Court after UAV failed to timely submit a reply brief. On May 8, 2024, the Chancery Court stayed discovery and granted a protective order with respect to all discovery served on defendants and all other persons from whom discovery was being sought.

On June 5, 2024, UAV filed for leave to again amend its complaint.  The Chancery Court granted the motion for leave to amend on July 8, 2024, and UAV filed its Third Amended Complaint on July 9, 2024. The Third Amended Complaint dismissed as defendants three current TMTG directors (W. Kyle Green, Linda McMahon, and Robert Lighthizer) and added four former Digital World directors (Frank J. Andrews, Patrick F. Orlando, Edward J. Preble, and Jeffrey A. Smith).

On July 17, 2024, UAV filed a second contempt motion against Private TMTG and TMTG (“Second Contempt Motion”) alleging additional violations of the March 15 Order.

On July 23, 2024, all of the defendants with the exception of Patrick F. Orlando moved to dismiss the Third Amended Complaint.

This matter remains pending.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Digital World and Private TMTG initiated a lawsuit against ARC in the Civil Division for the Twelfth Judicial Circuit Court in Sarasota County, Florida, on February 27, 2024 (Docket No. 2024-CA-001061-NC). The complaint sought a declaratory judgment affirming the appropriate conversion ratio as 1.34:1, as previously disclosed, damages for tortious interference with the contractual and business relationship between Private TMTG and Digital World, and damages for conspiracy with unnamed co-conspirators to interfere with the same. The complaint also sought damages for Mr. Orlando’s breach of fiduciary duty, which exposed Digital World to regulatory liability and resulted in an $18 million penalty, and for his continuous obstruction of Digital World’s merger with Private TMTG to extort various concessions that benefited only him and harmed Digital World and its shareholders. Furthermore, the complaint sought damages for the wrongful assertion of dominion over Digital World’s assets inconsistent with Digital World’s possessory rights over those assets. On March 8, 2024, Digital World voluntarily dismissed its declaratory judgment claim against ARC.

On March 17, 2024, Digital World and Private TMTG filed an amended complaint, adding a claim for violation of Florida’s Deceptive and Unfair Trade Practices Act. Digital World further alleged breach of fiduciary duty of loyalty, breach of fiduciary duty of care, and conversion claims against Mr. Orlando. With respect to ARC, Digital World alleged aiding and abetting a breach of fiduciary duty.

On April 3, 2024, Defendants ARC and Mr. Orlando filed a joint motion to dismiss the amended complaint or, in the alternative, to stay the proceeding pending the Delaware Action. Defendants ARC and Mr. Orlando also filed that same day a motion to stay discovery in the action. On May 29, 2024, TMTG f/k/a Digital World moved to compel discovery from ARC and Mr. Orlando. On July 15, 2024, the Court entered an order denying the foregoing discovery motions.  In an order dated July 29, 2024, the Court denied the motion to dismiss or, in the alternative, stay the proceeding.  On July 30, 2024, Defendants ARC and Mr. Orlando filed a notice of appeal regarding the Court’s denial of their joint motion to dismiss, and filed a motion for stay pending appeal on August 2, 2024.

On July 31, 2024, TMTG filed a motion for leave to file a second amended complaint, which has been set for a hearing on September 10, 2024.

At a June 17, 2024, status hearing, the Court set a proposed trial date of August 2025.

Litigation with ARC in Delaware

On February 29, 2024, ARC filed a lawsuit in the Court of Chancery of the State of Delaware (C.A. No. 2024-0186-LWW) against Digital World and its directors, alleging an impending violation of the Digital World Charter for failure to commit to issue the number of conversion shares to ARC that ARC claims it is owed upon the consummation of the Business Combination. The complaint claimed a new conversion ratio of 1.78:1 and sought specific performance and damages for the alleged breach of the Digital World Charter, a declaratory judgment that the certain derivative securities of Digital World should be included in the calculation of the conversion ratio, a finding that the directors of Digital World breached their fiduciary duties, and a preliminary injunction to enjoin the Business Combination until Digital World “corrected” the conversion ratio.

We do not believe ARC’s 1.78:1 conversion ratio and related claims are supported by the terms of the Digital World Charter. As a result, we have vigorously defended Digital World’s calculation of the conversion ratio and related rights. In addition to its complaint, ARC also filed a motion with the Chancery Court requesting that the case schedule be expedited to enable the Chancery Court to conduct an injunction hearing prior to the March 22, 2024 shareholder vote. On March 5, 2024, the court denied ARC’s motion, stating that it would not conduct a merits or injunction hearing before March 22, 2024. Consequently, the Chancery Court also denied ARC’s request to postpone the vote until after a merits hearing.

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

On May 23, 2024, ARC filed a motion for leave to amend its complaint. ARC requested leave to add new factual allegations and legal theories, in addition to a cause of action for breach of implied covenant of good faith and fair dealing. On June 5, 2024, the Court denied leave to add a cause of action for breach of implied covenant of good faith and fair dealing, but granted leave in part to add new legal theories to existing claims and adjust its claimed conversion ratio from 1.78:1 to 1.81:1.

A one-day trial in this matter took place on July 29, 2024.  The ultimate resolution as to whether none, a portion, or all of the disputed conversion shares will be issued remains to be determined as of August 8, 2024

In relation to the Delaware Lawsuit, Digital World notified its shareholders on March 14, 2024, of its intention to apply a conversion ratio to all Digital World Class B common stock shares to ensure that ARC and the Non-ARC Class B Shareholders receive an equal number of common stock shares in the Company per share of Digital World Class B common stock. Accordingly, on March 21, 2024, Digital World entered into the Disputed Shares Escrow Agreements with the Escrow Agent, pursuant to which TMTG deposited into escrow the number of shares of TMTG Common Stock representing the difference between the actual conversion ratio, determined by Digital World’s board of directors upon closing of the Business Combination (which was determined to be 1.348:1), and a conversion ratio of 2.00. Any release of shares is subject to the terms and conditions of the Disputed Shares Escrow Agreements.

Lawsuit With Patrick Orlando in Delaware

On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Chancery Court seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”) (C.A. No. 2024-0264-LWW).

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

On April 3, 2024, the Chancery Court entered a Stipulation and Advancement Order (“Stipulation”) stating that Mr. Orlando is entitled to advancement of attorneys’ fees and costs incurred with legal proceedings described in the Stipulation, subject to Digital World’s right to challenge the reasonableness of those attorneys’ fees and costs. The Stipulation further states that Mr. Orlando is entitled to fees incurred in connection with enforcement of advancement rights and sets forth procedures that will govern future requests for advancement of attorneys’ fees and costs.  As of August 8, 2024, TMTG had paid or agreed to pay more than $800,000 to Mr. Orlando’s attorneys pursuant to such Stipulation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On April 23, 2024, Mr. Orlando filed a motion for leave to supplement the Advancement Lawsuit to add a claim for advancement of legal fees and expenses Mr. Orlando has incurred and will incur in connection with his defense of an action for declaratory judgment brought by members of ARC regarding Mr. Orlando’s removal as the managing member of ARC. Mr. Orlando also sought reimbursement for the legal fees and expenses incurred in connection with his supplement to the Advancement Lawsuit, as well as pre-judgment and post-judgment interest on the amounts he claims are owed to him.  The Chancery Court granted Mr. Orlando’s motion for leave, adding the additional claim to the Advancement Lawsuit.

A merits hearing in this matter has been scheduled for September 23, 2024.

Lawsuit Against UAV, Litinsky, Moss, and Orlando in Florida

On March 24, 2024, Private TMTG filed a lawsuit in the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (Docket No. 2024-CA-001545-NC) against UAV, Andrew Litinsky, Wesley Moss, and Patrick Orlando. In view of UAV’s repeated demands concerning its alleged stock ownership and director appointment rights, the complaint alleges claims for a declaratory judgment against UAV determining that the Services Agreement is unenforceable against Private TMTG. The complaint also asserts a claim for unjust enrichment against UAV based on its failure to competently provide services to the company. Finally, the complaint asserts claims for damages for (a) breach of the fiduciary duty of loyalty against Mr. Litinsky and Mr. Moss based on their dealings with Mr. Orlando, (b) aiding and abetting and conspiracy to breach fiduciary duty against Mr. Orlando based on the same events, and (c) breach of the fiduciary duty of care against Mr. Litinsky and Mr. Moss for their gross negligence in managing the company.

On April 25, 2024, Private TMTG filed a motion to consolidate this lawsuit with the Lawsuit Against ARC and Patrick Orlando in Sarasota County, Florida described above for purposes of discovery and pretrial proceedings.  The motion to consolidate was denied without prejudice on August 2, 2024.

On June 27, 2024, the court granted Mr. Moss, Mr. Litinsky, and UAV’s motion to stay proceedings pending resolution of the Delaware litigation involving UAV. The court also denied Private TMTG’s motion for an anti-suit injunction.

On July 3, 2024, Mr. Orlando filed a motion to dismiss. On July 15, 2024, UAV, Mr. Litinsky, and Mr. Moss filed a notice of inactive status, stating that the court should place the action on inactive status.

On July 17, 2024, Private TMTG sought review of the court’s order granting UAV’s motion to stay in Florida’s Second District Court of Appeal by filing a petition for a writ of certiorari with that court (Case No. 2D2024-1642).  On August 2, 2024, Private TMTG filed a motion to stay the stay pending certiorari review.

Lawsuit By Orlando and Benessere in Miami, Florida

On April 2, 2024, Patrick Orlando and Benessere Investment Group, LLC filed suit against TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County Florida (Docket No. 2024-005894-CA-01). Orlando and Benessere seek a declaratory judgment that TMTG is restricted from disclosing material exchanged with Orlando and Benessere pursuant to a joint defense agreement previously entered into by the parties in addition to a request for damages for any breach of the joint defense agreement. Also on April 2, 2024, Orlando and Benessere filed a motion for preliminary injunction for enforcement of the joint defense agreement. As of August 8, 2024, the motion for preliminary injunction had not been set for hearing.  On July 10, 2024, the Court scheduled a case management conference for September 16, 2024.

Litigation with ARC Noteholders in Miami, Florida

On May 8, 2024, a group of ARC noteholders (Edwin B. Tucker et al.) filed suit against ARC and Digital World n/k/a TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County, Florida (Docket No. 2024-008668-CA-01). The noteholders seek specific performance and compensatory damages from both defendants or, in the alternative, damages for breach of contract from ARC, in connection with shares of TMTG to which the ARC noteholders assert they are entitled. TMTG was served in this action on June 11, 2024, and filed a motion to dismiss on July 26, 2024.  On July 11, 2024, ARC filed a motion to dismiss for, among other things, improper venue.  The court granted ARC’s motion to dismiss on August 7, 2024, indicating that the noteholders intend to refile in New York County, New York.

Lawsuit filed in Small Claims Court – Pinellas County, Florida

On April 29, 2024, a small claims action (Case No. 24-003593-SC) was filed in Pinellas County by Keith Rossignol and Richard Epp, appearing pro se, against “Digital World Acquisition, Inc.”, demanding the return of one hundred shares in Digital World to each Plaintiff (i.e., 200 shares total) or, alternatively, an $8,000 Judgment, plus court costs, if Digital World “fails to reinstate the 200 shares promptly.” The court granted TMTG’s motion to dismiss the action for lack of subject matter jurisdiction, improper venue, failure to state a claim, failure to include an indispensable party, and failure to sue the right defendant. On June 17, 2024, Rossignol filed an amended statement of claim, demanding that TMTG sell back one hundred shares in Digital World to Rossignol at the original price or, alternatively, an $8,000 Judgment. On July 8, 2024, TMTG filed a motion to dismiss.  A pre-trial conference has been scheduled for August 21, 2024.

Litigation with Odyssey Transfer & Trust Company in Delaware

On June 20, 2024, TMTG’s transfer agent, Odyssey, filed an interpleader action in the U.S. District Court of the District of Delaware (C.A. No. 24-CV-00729). The complaint pertains to a dispute regarding share ownership between Michael Melkersen and ARC and includes TMTG as a nominal defendant. Odyssey is seeking an order from the Court discharging Odyssey of further liability and requiring ARC and TMTG to resolve their competing claims as to 716,140 Class A shares of TMTG and 25,000 TMTG warrants.

On July 22, 2024, TMTG filed a motion for discharge and dismissal. This matter remains pending.

NOTE 15 - SUBSEQUENT EVENTS

On July 3, 2024, TMTG; WorldConnect Technologies, L.L.C. (“WCT”); WorldConnect IPTV Solutions, LLC (“Solutions”); and JedTec, L.L.C. (“JedTec”) entered into an asset acquisition agreement, pursuant to which TMTG is to acquire substantially all of the assets of WCT or its affiliate, which mainly included certain agreements, including an option agreement, dated February 5, 2024, by and between WCT, Perception Group, Inc., Perception TVCDN Ltd., and FORA, FOrum RAčunalništva, d.o.o., as amended and restated (each of the parties thereto other than WCT, collectively, “Perception”), as well as ancillary agreements related to the source code purchase and support and maintenance.  The transaction closed on August 9, 2024.  Pursuant to the asset acquisition agreement, TMTG agreed to issue to Solutions and JedTec as consideration up to 5,100,000 shares of TMTG common stock, 2,600,000 shares of which were issuable on such closing date, and 2,500,000 shares of which will be issuable upon the satisfaction of certain Milestones (as that term is defined in the asset acquisition agreement).

On July 3, 2024, TMTG entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (“Yorkville”). Pursuant to the SEPA, TMTG shall have the right, but not the obligation, to sell to Yorkville up to $2.5 billion of its Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of shares to Yorkville under the SEPA, and the timing of any such sales, are at TMTG’s option, and TMTG is under no obligation to sell any securities to Yorkville under the SEPA. A registration statement filed in accordance with the SEPA was declared effective by the SEC on July 15, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations[2]

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “aim,” “plan,” “may,” “will,” “continue,” “should,” “seek” and variations and similar words and expressions identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024, as amended by Amendment Number 1 to Form 10-K filed with the SEC on April 3, 2024, and other documents filed with the SEC, which describe additional factors that could adversely affect our business, financial condition, or results of operations. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Prior to the Closing (as hereinafter defined), Private TMTG relied primarily on bridge financing, in the form of convertible promissory notes, to build the Truth Social platform. TMTG aims to use the funds available as a result of the Business Combination (as hereinafter defined) to catalyze growth, including through strategic investments in marketing, advertising sales, and the technology described below, while continuing to prioritize feature development and user experience. Private TMTG has historically incurred operating losses and negative cash flows from operating activities. For the reasons described below, TMTG expects to continue to incur operating losses and negative cash flows from operating activities for the foreseeable future, as it works to expand its user base, attracting more platform partners and advertisers. TMTG’s ability to become profitable and generate positive cash flow depends on TMTG’s success in growing its user base, platform partners, and advertisers. This growth is expected to come from the overall appeal of the Truth Social Platform.

TMTG may enhance this appeal through new initiatives or by acquiring new technologies. Private TMTG conducted extensive technological due diligence and testing regarding a particular, state-of-the-art technology that supports video streaming and provides a “home” for cancelled content creators, and which TMTG has worked to acquire and incorporate into its product offerings and/or services as soon as practicable. On April 16, 2024, TMTG announced that, after six months of testing on its Web and iOS platforms, the Company has finished the research and development phase of a new live TV streaming platform and expects to begin scaling up its own content delivery network (“CDN”).

TMTG announced plans to roll out its streaming content in three phases:

•
Phase 1: Introduce Truth Social’s CDN for streaming live TV to the Truth Social app for Android, iOS, and Web.  On August 7, 2024, TMTG announced that TV streaming had become available via all three modalities.

•	Phase 2: Release stand-alone Truth Social over-the-top streaming apps for phones, tablets, and other devices.
•	Phase 3: Release Truth Social streaming apps for home TV.

Such initiatives and acquisitions are subject to material changes and risks, some of which are beyond TMTG’s control. Given these uncertainties, TMTG believes it is premature for TMTG to predict when it will attain profitability and positive cash flows from its operations.

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

In connection with the Business Combination, all shares of Private TMTG common stock issued and outstanding immediately prior to the effective time of the Closing (the “Effective Time”)  (other than those properly exercising any applicable dissenters’ rights under Delaware law) were exchanged for the Merger Consideration (as defined in the Merger Agreement) (or, as applicable, the separate and additional consideration received by former holders of Private TMTG Convertible Notes issued by Private TMTG). Each Private TMTG Convertible Note that was outstanding immediately prior to the Closing was automatically converted immediately prior to the Effective Time into a number of shares of Private TMTG common stock, in accordance with each such Private TMTG Convertible Note as set forth therein. At the Closing, Digital World Acquisition Corp. changed its name to “Trump Media & Technology Group Corp.” and Private TMTG changed its name to “TMTG Sub Inc.”

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

As of the Closing, (i) President Donald J. Trump beneficially held approximately 57.6% of the outstanding shares of TMTG common stock and (ii) the public stockholders of TMTG held approximately 21.9% of the outstanding shares of TMTG common stock.  As of the date of this Quarterly Report, President Donald J. Trump beneficially holds approximately 59.9% of the outstanding shares of TMTG common stock, including 36,000,000 Earnout Shares (as defined in the Merger Agreement). President Trump’s entitlement to the Earnout Shares was officially determined by TMTG on April 26, 2024 in accordance with the Merger Agreement, after which President Trump was issued the Earnout Shares.

Convertible Promissory Notes

Through March 31, 2024, Private TMTG issued Private TMTG Convertible Notes in the aggregate principal amount of $48,155.0 (net of repayments) that accrued interest at a range between 5% and 10% per annum until converted. See “Note 9 – Convertible Promissory Notes And Warrants,” in the accompanying financial statements for details. Immediately prior to the Closing, all Private TMTG Convertible Notes were converted into Private TMTG common stock.

WCT Asset Acquisition

On July 3, 2024, TMTG, WorldConnect Technologies, L.L.C. (“WCT”), WorldConnect IPTV Solutions, LLC (“Solutions”) and JedTec, L.L.C. (“JedTec”) entered into an asset acquisition agreement (the “Asset Acquisition Agreement”), pursuant to which TMTG agreed to acquire substantially all of the assets of WCT or its affiliate, which mainly included certain agreements, including an option agreement (the “Option Agreement”), dated February 5, 2024, by and between WCT, Perception Group, Inc., Perception TVCDN Ltd., and FORA, FOrum RAčunalništva, d.o.o., as amended (each of the parties thereto other than WCT, collectively, “Perception”), as well as ancillary agreements related to the source code purchase (the “Source Code Purchase Agreement”) and support and maintenance (the “Support and Maintenance Agreement”, together with the Source Code Purchase Agreement, the “CDN Agreements”). The transaction closed on August 9, 2024, the date which is business days after the Company implemented the Perception Software and Network (as defined below) with all back-end API services having become generally available on iOS, Google/Android, and web media services and with streaming enabled from at least one data-center (the “Closing Date”).

Pursuant to the Option Agreement, on the Closing Date, WCT assigned to the Company the CDN Agreements, which are expected to be used for the roll out of the CDN technology for the Truth platform (the updated version of the Company’s Truth Social web and mobile application with streaming enabled using intellectual property obtained from Perception, the “Perception Software and Network”). In addition, Perception and its affiliates agreed not to use or permit other parties to use the Source Code (as defined below) until August 9, 2029 for any purpose that competes, in the United States, with the Truth platform or commercialization of such Source Code in the United States. In addition, the Option Agreement grants the (i) option to purchase Perception, subject to a future negotiation of the price and terms of such acquisition and (ii) right of first refusal to purchase Perception in the event of a bona fide written offer from an unaffiliated third party to purchase more than 50% of the assets of Perception. The Company does not have any current intention to exercise those rights.

Pursuant to the Asset Acquisition Agreement, on the Closing Date, the Company agreed to issue to Solutions and JedTec as consideration up to 5,100,000 shares (the “Shares”) of TMTG common stock, 2,600,000 shares of which were issued on the Closing Date and 2,500,000 shares of which will be issuable upon the satisfaction of certain Milestones (as defined in the Asset Acquisition Agreement). In addition, with respect to all of the Shares, for a period of 12 months after the Closing Date, neither JedTec, Solutions nor their respective affiliates will be permitted to collectively sell an amount of the Shares during any consecutive two trading week period (the “Two Week Sale Period”) exceeding the “Set Percentage.” For the purposes of this restriction, the “Set Percentage” means a percentage of the average daily trading volume of the common stock during the immediately preceding two consecutive trading weeks as reported on primary exchange on which the common stock is traded (i.e., currently the NASDAQ) (the “Prior Two Week ADTV”). Unsold amounts from a Two Week Sale Period do not carry over to a subsequent Two Week Sale Period. The “Set Percentage” is 3% for the first six months after the Closing Date and 5% from six to 12 months after the Closing Date. For example, if during the first six months after the Closing date, a Prior Two Week ADTV is 5,000,000 shares, restricted holders cannot sell more than 150,000 shares during the following Two Week Sale Period. Under the same fact pattern during six to 12 months after the Closing Date, restricted holders could not sell more than 250,000 shares during such Two Week Sale Period.

Concurrently with the execution of the Asset Acquisition Agreement, and as a condition and inducement to the willingness of the Company to enter into it, WCT exercised the Option Agreement and entered into the Source Code Purchase Agreement and the Support and Maintenance Agreement, which agreements were assigned to the Company on the Closing Date. Under the Source Code Purchase Agreement, Perception agreed to sell a copy of the source code of the software related to the CDN technology (“Source Code”) and grant the WCT (which grant was assigned under the Asset Acquisition Agreement to the Company) an irrevocable, non-exclusive, worldwide, perpetual right and license to forever retain, copy, reproduce, use, modify, enhance, create modifications and derivative works of, display, distribute, perform, compile, execute, sublicense, and otherwise exploit the Source Code and all resulting compiled software for commercial exploitation. The purchase price of $17,500,000 is payable by the Company in four installments to be completed by the third anniversary of the execution date of the Source Code Purchase Agreement.  Further to supplement the Source Code Purchase Agreement, WCT entered into a Support and Maintenance Agreement, under which Perception is to assist TMTG in commercializing the Source Code to develop, launch, and grow the platform. The acquisition of the Source Code is effective as of the Closing Date. Pursuant to the Asset Acquisition Agreement, TMTG will assume on the Closing Date WCT’s rights and obligations under the Source Code Purchase Agreement and the Support and Maintenance Agreement. In connection with the Source Code Agreement, TMTG entered into a source code escrow agreement related to the sale of the Source Code. Pursuant to such agreement, Perception will deposit a copy of the Source Code into an escrow account. Subject to certain terms and conditions, immediately after the  Closing Date, the escrow agent will hold the Source Code until Perception receives the full purchase price of $17,500,000 for the Source Code. Upon full payment, the Source Code and any modifications will be released to TMTG.

TMTG entered into a registration rights agreement with Solutions and JedTec on the Closing Date, pursuant to which the TMTG will file a registration statement with the SEC to register for resale the Shares within 15 days following the Closing Date upon receiving a demand for registration from WCT. TMTG will use its reasonable best efforts to cause such registration statement to become effective and remain effective until all the Shares covered by such registration statement have been sold.

Key Factors Affecting Results of Operations

Executive Promissory Notes

Private TMTG issued TMTG Executive Promissory Notes to certain executives prior to the Closing Date. The principal amounts of such notes were as follows: $1,150.0 for Devin Nunes, our Chief Executive Officer, $4,900.0 for Phillip Juhan, our Chief Financial Officer, and $200.0 for Andrew Northwall, our Chief Operating Officer, and the aggregate amount of such notes for other executives was $650.0. Private TMTG was not required to pay any interest pursuant to such notes. Upon the closing of the Merger, such notes automatically converted in whole, without any further action by the holders thereof, into 625,000 shares of TMTG common stock.

Inflation and the Global Supply Chain

Currently the U.S. economy is experiencing a bout of increased inflation, resulting in rising prices. The U.S. Federal Reserve, as well as its counterparts in other countries, have engaged in a series of interest rate hikes in an effort to combat rising inflation. Although inflation did not have a significant impact on our results of operations for the periods ended June 30, 2024 and 2023, we anticipate that inflation will have an impact on our business going forward, including through a material increase in our cost of revenue and operating expenses in the coming years, if not permanently. Continued or permanent rises in core costs could impact our growth negatively.

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

Private TMTG’s Former Chairman President Donald J. Trump

TMTG’s success depends in part on the popularity of our brand and the reputation and popularity of President Donald J. Trump. The value of TMTG’s brand may diminish if the popularity of President Donald J. Trump were to suffer. Adverse reactions to publicity relating to President Donald J. Trump, or the loss of his services, could adversely affect TMTG’s revenues, results of operations and its ability to maintain or generate a consumer base. President Donald J. Trump is involved in numerous lawsuits and other matters that could damage his reputation.4 Additionally, TMTG’s business plan relies on President Donald J. Trump bringing his former social media followers to TMTG’s platform. In the event any of these, or other events, cause his followers to lose interest in his messages, the number of users of our platform could decline or not grow as we have assumed. To the extent users prefer a platform that is not associated with President Donald J. Trump, TMTG’s ability to attract users may decrease.

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

4 NTD: To reviewed/updated as necessary by litigation counsel.

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

Key Operating Metrics

From its inception through the Closing, Private TMTG focused on developing Truth Social by enhancing features and user interface rather than relying on traditional performance metrics like average revenue per user, ad impressions and pricing, or active user accounts, including monthly and daily active users. While many industry peers may gather and report on these or similar metrics, given the early development stage of the Truth Social platform, TMTG’s management team has not relied on any particular key performance metric to make business or operating decisions. TMTG believes that this evaluation is critical and in line with its commitment to implement a robust business plan that may involve introducing innovative features and potentially incorporating new technologies. At this juncture in its development, TMTG believes that adhering to traditional key performance indicators, such as signups, average revenue per user, ad impressions and pricing, or active user accounts including monthly and daily active users, could potentially divert its focus from strategic evaluation with respect to the progress and growth of its business. TMTG believes that focusing on these key performance indicators might not align with the best interests of TMTG or its stockholders, as it could lead to short-term decision-making at the expense of long-term innovation and value creation. Therefore, TMTG believes that this strategic evaluation is critical and aligns with its commitment to a robust business plan that includes introducing innovative features and new technologies.

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

Components of Results of Operations

Revenue

As of the period ended June 30, 2024, all revenue has been derived from the advertising of products and services on the Truth Social platform. Advertising revenue is generated by displaying advertisements as posts (attributable to “Truth Ads”) in users’ Truth Social feeds.

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

For a description of TMTG’s revenue recognition policies, see Note 2, Significant Accounting Policies and Practices, in TMTG’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023, included in this Quarterly Report.

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

General and Administration Expenses

General and administration expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation for TMTG’s executive, finance, legal, information technology, human resources and other administration employees. In addition, general and administration expenses include fees and costs for professional services, including consulting, third-party legal and accounting services and facilities costs and other supporting overhead costs that are not allocated to other departments.

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

Non-Operating Income and Other Items

Change in Fair Value of Derivative Liabilities

Private TMTG determined the automatic discounted share-settlement feature of its convertible promissory notes was an embedded derivative requiring bifurcation accounting as (1) the feature was not clearly and closely related to the debt host and (2) the feature met the definition of a derivative under ASC 815 (Derivatives and Hedging).

The bifurcated embedded features of the Private TMTG Convertible Notes were initially recorded on the balance sheet at their fair value on the date of issuance. After the initial recognition, the fair value of the embedded derivative feature changed over time due to changes in market conditions. The change in fair market value has been included in the statement of operations through the date the debt was converted.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023.

The results of operations presented below should be reviewed in conjunction with TMTG’s unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2024 and 2023, together with the related notes thereto, included elsewhere in this Quarterly Report.

The following table sets forth TMTG’s unaudited statements of operations for the three months ended June 30, 2024 and 2023, and the dollar and percentage change between the two periods:

(in thousands)	For the three months ended June 30, 2024	For the three months ended June 30, 2023	Variance, $	Variance, %
	(unaudited)
Revenue	$836.9	$1,192.1	$(355.2)	(30%)
Cost of revenue	36.2	41.2	(5.0)	(12%)
Gross profit	800.7	1,150.9	(350.2)	(30%)
Operating costs and expenses:
Research and development	4,861.6	2,197.4	2,664.2	121%
Sales and marketing	1,175.3	388.4	786.9	203%
General and administration	13,418.6	2,321.4	11,097.2	478%
Depreciation	3.7	16.6	(12.9)	(78%)

Total operating costs and expenses	19,459.2	4,923.8	14,535.4	295%

(in thousands)	For the three months ended June 30, 2024	For the three months ended June 30, 2023	Variance, $	Variance, %
	(unaudited)
Operating income/(loss)	(18,658.5)	(3,772.9)	(14,885.6)	395%
Other income:
Interest expense	157.8	(20,606.3)	20,764.1	(101%)
Interest income	2,132.7	-	2,132.7	-
Change in fair value of derivative liabilities	-	1,611.1	(1,611.1)	(100%)
Loss before income tax expense	(16,368.0)	(22,768.1)	6,400.1	(28	% )
Income tax expense	-	-	-	-

Net Loss	$(16,368.0)	$(22,768.1)	$6,400.1	(28%)

Revenues

Revenues decreased by approximately $355.2, or 30%, for the three months ended June 30, 2024 compared to revenue of approximately $1,192.1 for the three months ended June 30, 2023. A significant portion of the decrease was attributable to a change in the revenue share with one of our advertising partners, in connection with an agreement intended to improve the Company’s short-term, pre-Business Combination financial position. Additionally, revenue has varied as we selectively test a nascent advertising initiative on the Company’s Truth Social platform. This very early-stage initiative resulted in advertising revenues of $836.9 for the three months ended June 30, 2024.

Cost of Revenue

Cost of revenue decreased by approximately $5.0, or 12%, to $36.2 for the three months ended June 30, 2024 compared to approximately $41.2 for the three months ended June 30, 2023. The modest decline reflects lower personnel-related expenses in the second quarter of 2024 for TMTG employees who contributed to the early-stage testing of Truth Social’s nascent advertising initiative.

Research and Development Expense

Research and development expense increased by approximately $2,664.2, or 121%, to $4,861.6 for the three months ended June 30, 2024 compared to $2,197.4 for the three months ended June 30, 2023. The increase was primarily due to higher IT consulting and software related costs.

Sales and Marketing Expense

Sales and marketing expense increased by approximately $786.9, or 203%, to $1,175.3 for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by an increase in marketing expense following access to additional capital.

General and Administration Expense

General and administration expense increased by approximately $11,097.2 or 478%, for the three months ended June 30, 2024 compared to $2,321.4 for the three months ended June 30, 2023. The increase was primarily due to higher legal, license and registration, insurance, accounting, and finance fees during the second quarter of 2024.

Depreciation

Depreciation expense decreased by $12.9, or 78%, to $3.7 for the three months ended June 30, 2024 compared to $16.6 for the three months ended June 30, 2023.  The decrease in depreciation expense reflects the fully depreciated book value of most of the Company’s computer equipment purchased in prior years.

Change in the Fair Value of Derivative Liabilities

The loss from the change in the fair value of the derivative liabilities of the Private TMTG Convertible Notes decreased 100% from $1,611.1 for the three months ended June 30, 2023. All Private TMTG Convertible Notes were automatically converted into shares of our common stock immediately prior to Closing of the Business Combination on March 25, 2024. The issuance of Private TMTG common stock upon conversion of the Private TMTG Convertible Notes extinguished the derivative liabilities immediately prior to the Closing. Therefore, there was no derivative liability as of June 30, 2024 and no adjustment to earnings pertaining to the Private TMTG Convertible Notes derivative liabilities during the second quarter of 2024.

Interest Expense

Interest expense decreased approximately $20,764.1, or 101%, for the three months ended June 30, 2024 compared to interest expense of $20,606.3 for the three months ended June 30, 2023. The decrease was due primarily to the conversion of Private TMTG convertible promissory notes to stockholders’ equity and not accruing accreted interest as compared for the three months ended June 30, 2023.

Interest Income

Interest income increased to approximately $2,132.7 for the three months ended June 30, 2024 compared to $0.0 for the three months ended June 30, 2023. The increase was due primarily to interest earned in the second quarter of 2024 on proceeds received from the Business Combination that closed March 25, 2024.

Income Tax Expense

TMTG did not record an income tax benefit for the three months ended June 30, 2024 and 2023 as no net credit was recognized due to the uncertainty of realizing future tax benefits emanating from the NOL carryforwards and other deferred tax assets. TMTG has established a full valuation allowance to offset its net deferred tax assets due to these uncertainties.

Comparison of the six months ended June 30, 2024 and 2023.

The results of operations presented below should be reviewed in conjunction with TMTG’s unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2024 and 2023, together with the related notes thereto, included elsewhere in this Quarterly Report.

The following table sets forth TMTG’s unaudited statements of operations for the six months ended June 30, 2024 and 2023, and the dollar and percentage change between the two periods:

(in thousands)	For the six months ended June 30, 2024	For the six months ended June 30, 2023	Variance, $	Variance, %
	(unaudited)
Revenue	$1,607.4	$2,308.3	$(700.9)	(30%)
Cost of revenue	129.6	82.5	47.1	57%
Gross profit	1,477.8	2,225.8	(748.0)	(34%)
Operating costs and expenses:
Research and development	38,020.2	5,009.5	33,010.7	659%
Sales and marketing	2,245.7	644.5	1,601.2	248%
General and administration	78,213.7	4,157.7	74,056.0	1,781%
Depreciation	9.3	32.9	(23.6)	(72%)

Total operating costs and expenses	118,488.9	9,844.6	108,644.3	1,104%

(in thousands)	For the six months ended June 30, 2024	For the six months ended June 30, 2023	Variance, $	Variance, %
	(unaudited)
Operating loss	(117,011.1)	(7,618.8)	(109,392.3)	1,436%
Other income:
Interest expense	(2,659.8)	(22,630.6)	19,970.8	(88%)
Interest income	2,161.5	-	2,161.5	-
Loss on the extinguishment of debt	(542.3)	-	(542.3)	-
Change in fair value of derivative liabilities	(225,916.0)	7,271.0	(233,187.0)	(3,207%)
Loss before income tax expense	(343,967.7)	(22,978.4)	(320,989.3)	1,397%
Income tax expense	-	-	-	-

Net loss	$(343,967.7)	$(22,978.4)	$(320,989.3)	1,397%

Revenues

Revenues decreased by approximately $700.9, or 30%, for the six months ended June 30, 2024 compared to revenue of approximately $2,308.3 for the six months ended June 30, 2023. A significant portion of the decrease was attributable to a change in the revenue share with one of our advertising partners, in connection with an agreement intended to improve the Company’s short-term, pre-Business Combination financial position. Additionally, revenue has varied as we selectively test a nascent advertising initiative on the Company’s Truth Social platform. This very early-stage initiative resulted in advertising revenues of $1,607.4 for the six months ended June 30, 2024.

Cost of Revenue

Cost of revenue increased by approximately $47.1, or 57%, to $129.6 for the six months ended June 30, 2024 compared to approximately $82.5 for the six months ended June 30, 2023. Effectively all of the increase was due to an increase in personnel-related expenses, which reflect the allocation of a portion of salary and bonus expense for three TMTG employees who contributed to the early-stage testing of Truth Social’s nascent advertising initiative.

Research and Development Expense

Research and development expense increased by approximately $33,010.7, or 659%, for the six months ended June 30, 2024 compared to $5,009.5 for the six months ended June 30, 2023. The increase was primarily due to $30,142.5 of non-cash stock-based compensation expense recorded in the first quarter of 2024 related to the issuance of convertible notes to certain vendors engaged in the development of our planned live TV streaming platform.

Sales and Marketing Expense

Sales and marketing expense increased by approximately $1,601.2, or 248%, to $2,245.7 for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by a $600.0 bonus paid to an entity owned by a former director of and consultant to Private TMTG, as further described herein, and a $1,001.2 increase in marketing expense following access to additional capital.

General and Administration Expense

General and administration expense increased by approximately $74,056.0, or 1,781%, for the six months ended June 30, 2024 compared to $4,157.7 for the six months ended June 30, 2023. The increase was primarily due to merger related costs including $54,445.5 of non-cash stock-based compensation expense recorded in the first quarter of 2024 in connection with the issuance of Private TMTG Promissory Notes issued to Company executives (and one consultant) that converted into shares of our common stock upon execution of the Merger.

Depreciation

Depreciation expense decreased by $23.6, or 72%, to $9.3 for the six months ended June 30, 2024 compared to $32.9 for the six months ended June 30, 2023.  The decrease in depreciation expense reflects the fully depreciated book value of most of the Company’s computer equipment purchased in prior years.

Change in the Fair Value of Derivative Liabilities

The loss from the change in the fair value of the derivative liabilities of the Private TMTG Convertible Notes increased by approximately $233,187.0, or 3,207%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. All Private TMTG Convertible Notes were automatically converted into shares of our common stock immediately prior to Closing of the Business Combination, and pursuant to ASC 815, the derivative liabilities were revalued immediately prior to the conversion of the Private TMTG Convertible Notes on March 25, 2024, when our closing share price was $49.95 per share. The substantial increase in the value of our common stock when combined with the certainty of our execution of the Merger were primarily responsible for the increase in the change in fair value of the derivative liabilities. The increase in the fair value of the derivative liabilities is a non-cash expense and the issuance of Private TMTG common stock upon conversion of the Private TMTG Convertible Notes extinguished the derivative liabilities immediately prior to the Closing. Therefore, there were no derivative liability as of June 30, 2024 and there will no longer be future earnings adjustments pertaining to the Private TMTG Convertible Notes derivative liabilities.

Interest Expense

Interest expense decreased by approximately $19,970.8, or 88%, to $2,659.8 for the six months ended June 30, 2024 compared to $22,630.6 for the six months ended June 30, 2023. The decrease was due primarily to the conversion of Private TMTG convertible promissory notes to stockholders’ equity and not accruing accreted interest as compared for the six months ended June 30, 2023.

Interest Income

Interest income increased to approximately $2,161.5 for the six months ended June 30, 2024 compared to $0.0 for the six months ended June 30, 2023. The increase was due to interest earned in the second quarter of 2024 on proceeds received from the Business Combination that closed March 25, 2024.

Income Tax Expense

TMTG did not record an income tax benefit for the six months ended June 30, 2024 and 2023 as no net credit was recognized due to the uncertainty of realizing future tax benefits emanating from the NOL carryforwards and other deferred tax assets. TMTG has established a full valuation allowance to offset its net deferred tax assets due to these uncertainties.

Liquidity and Capital Resources

Historically, Private TMTG financed operations primarily through cash proceeds from the Private TMTG Convertible Notes. Our primary short-term requirements for liquidity and capital are to fund general working capital.

TMTG is currently seeking to (1) grow its initial product, Truth Social; (2) increase its product offerings and services, including through the acquisition of streaming technology; and (3) pursue strategic acquisitions and/or partnership. TMTG intends to fund these activities through a combination of deploying cash on hand, generating advertising revenues, issuing equity (including up to 5,100,000 shares in connection with an asset acquisition agreement signed on July 3, 2024), and/or selling stock pursuant to that certain Standby Equity Purchase Agreement dated July 3, 2024.

Although TMTG anticipates that current cash on hand will be sufficient to fund its operations for the foreseeable future, TMTG cannot guarantee that it will not be required to obtain additional financing, or that additional financing, if needed, will be available on terms acceptable to TMTG, or at all. In addition, although there are no other present binding understandings, commitments, or agreements with respect to any acquisition of other businesses, products, or technologies, TMTG will, from time to time, evaluate acquisitions of other businesses, products, and technologies. If TMTG is unable to raise additional equity or debt financing, as and when needed, it could be forced to forego such acquisitions or significantly curtail its operations.

As of June 30, 2024 and December 31, 2023, the cash and cash equivalents balance was approximately $343,954.4 and $2,572.7, respectively. The $341,381.7 increase in the Company’s cash and cash equivalents in the first six months of 2024 is primarily due to cash proceeds of $233,017.5 from the Business Combination, $47,455.0 from the issuance of convertible notes, and $93,805.4 from the exercise of warrants. Cash and cash equivalents consist of interest-bearing deposits held at financial institutions. Cash deposits are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) limitations.

Cash Flows

The following table shows our cash flows provided by (used in) operating activities, investing activities and financing activities for the stated periods:

(in thousands)	For the six months ended June 30, 2024	For the six months ended June 30, 2023	Variance	Variance %
	(unaudited)
Net cash used in operating activities	(30,754.3)	(7,370.9)	(23,383.4)	317%
Net cash used in investing activities	(2,141.9)	(2.2)	(2,139.7)	97,259%
Net cash provided by financing activities	$374,277.9	$-	$374,277.9	-

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was approximately $30,754.3 compared to $7,370.9 used in operating activities during the six months ended June 30, 2023. The increase in cash used in operating activities was primarily driven by $17,499.9 of higher operating expenses (i.e., higher legal, insurance, license and registration, accounting and finance, IT consulting, software, and server costs) and $6,580.0 of cash bonuses.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was approximately $2,141.9 compared to $2.2 used in investing activities during the six months ended June 30, 2023. The increase in cash used in investing activities was driven by investment in servers and network equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $374,277.9 compared to $0.0 provided by financing activities for the six months ended June 30, 2023. The increase was due to due to cash proceeds of $233,017.5 from the Business Combination, $47,455.0 from the issuance of convertible notes, and $93,805.4 from the exercise of warrants.

Convertible Promissory Notes

Notes 1 to 7 were Convertible Promissory Notes issued from May 2021 through October 2021 with a cumulative face value of $5,340.0 (including $240.0 of debt issuance costs), maturity of 24 months from each respective issuance date and interest was accrued at 5% based on the simple interest method (365 days year) for each note. Each of Notes 1 to 7 contemplated multiple plausible outcomes that include conversion upon a Qualified SPAC Business Combination (“SPAC”) and at least one of the following conversion triggers: Qualified Initial Public Offering (“IPO”), private equity transaction and/or change of control. All outstanding principal of these Notes, together with all accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the lender upon conversion of the Notes in the event of a completed SPAC transaction would be the number of shares of the Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding, divided by $4.00. In other, non-SPAC conversion scenarios, the number of shares of Company stock to be issued to the Lender upon conversion of the Notes was variable based on the application of an automatic discounted share-settlement feature. For Notes 1 and 2, the number of shares of Company stock to be issued to the Lender upon a non-SPAC conversion event would be the number of shares of Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by 40% of the initial public offering price per share of a qualified initial public offering. For Notes 3 to 7, the number of shares of Company stock to be issued to the Lender upon a non-SPAC conversion event would be the number of shares of Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by 40% of (i) the initial public offering price per share of a qualified initial public offering, (ii) the price per share as determined by the valuation of the  Company in connection with a qualified private equity raise, or (iii) in the case of a change of control, the price per share determined in accordance with the Company’s then current fair value determined by an independent valuation firm.

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

Notes 13 to 18 were Convertible Promissory Notes issued from January 2022 through March 2022.  Note 19 was issued on August 23, 2023.  Notes 13 to 19 were Convertible Promissory Notes issued with a cumulative face value of  $17,360.0 (net of repayments), maturity of 18 months and interest will be accrued at a range between 5%  and 10% based on the simple interest method (365 days year) for each note. Notes 13 to 19 were convertible simultaneously with the completion of a SPAC merger agreement or IPO. All outstanding principal of these Notes, together with all accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by either US$25 or US$21 subject to the respective conditions of the individual.

Notes 20 to 23 were Convertible Promissory Notes issued from November 2023 through March 2024 with a cumulative face value of  $7,955.0, maturity of 18 months and interest will be accrued at 10% based on the simple interest method (365 days year) for each note. Notes 20 to 23 were convertible with the completion of a SPAC merger agreement IPO. The outstanding principal of the Notes, accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes in the event of a SPAC transaction would be the number of shares of the Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by US$10.  The number of shares of Company stock to be issued to the Lender upon conversion of the Notes in the event of an IPO would be the number of shares of the Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by 50% of the IPO price per share.

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

Additionally, pursuant to a note purchase agreement entered into by and between Digital World and certain institutional investors on February 8, 2024 (the “Note Purchase Agreements”), Digital World agreed to issue up to $50,000.0 in convertible promissory notes (the “DWAC Convertible Notes”). The DWAC Convertible Notes: (a) accrued interest at an annual rate of 8.00% and are payable on the earlier of (i) the date that is 12 months after the date on which the Digital World consummated the Business Combination, which interest is not payable to the extent the holder exercises the conversion right and (ii) the date that the winding up of Digital World was effective (such date, the “Maturity Date”); (b) were convertible (i) at any time following the consummation of the Business Combination, but prior to the Maturity Date, redemption or otherwise the repayment in full of the DWAC Convertible Notes, at each holder’s option, in whole or in part, and subject to the terms and conditions of the DWAC Convertible Notes, including any required shareholders’ approval upon the consummation of the Business Combination and (ii) into that number of shares of common stock of the Company and warrants included in the units, each unit consisting of one share of common stock of the Company and one-half of one warrant of the Company (the “Conversion Units”), equivalent to (A) the portion of the principal amount of the applicable DWAC Convertible Note (excluding any accrued interest, which shall not be payable with respect to the DWAC Convertible Note that was converted) being converted, divided by (B) $8.00 (the “Conversion Price”); (c) could have been redeemed by the Company, in whole or in part, commencing on the date on which all common stock of the Company issuable to the holders has been registered with the SEC, by providing a 10-day notice of such redemption (the “Redemption Right”), which Redemption Right was contingent upon the trading price of the common stock of the Company exceeding 130% of the applicable conversion price on at least 3 trading days, whether consecutive or not, within the 15 consecutive trading days ending on the day immediately preceding the day on which a redemption notice is issued by the Company; (d) were initially drawable for 20% of the applicable investor’s commitment amount and a final drawdown for the remaining 80% to occur upon the closing of the Business Combination, with the proceeds of such final drawdown deposited into a control account as indicated by the Company (the “Control Account”). The proceeds from such final drawdown deposited into the Control Account remained therein and could not be withdrawn by the Company until such time as (i) the Company exercised the Redemption Rights using the proceeds in the Control Account, (ii) any portion of the applicable DWAC Convertible Note was converted, at which time such portion shall be released from the Control Account or (iii) if prior to the conversion, a resale registration statement of the Company covering all common stock issued pursuant to the DWAC Convertible Notes had been declared effective by the SEC. The DWAC Convertible Notes were subject to specified events of default and had registration rights pursuant to the registration rights agreement entered into by the Company and the parties thereto as of September 2, 2021.  Following the effectiveness on June 18, 2024, of a resale registration statement covering all common stock issued pursuant to the DWAC Convertible Notes, all such notes were converted on or before June 20, 2024.  The proceeds of the final drawdown were released from the Control Account on July 1, 2024.

Liquidity and Going Concern

Private TMTG commenced operations on February 8, 2021, and began the initial launch of its social media platform in the first quarter of 2022.  In October of 2021, Private TMTG entered into a definitive Merger Agreement with Digital World.  The companies consummated the Merger on March 25, 2024.

Company operations and investment activities consumed $70,783.5 of cash from February 8, 2021 (inception) through June 30, 2024, primarily funded by $47,915.0 of cash proceeds (net of repayments and debt issuance cost) from the issuance of the Private TMTG Convertible Notes and cash proceeds from the Business Combination. The March 25, 2024 Closing triggered the automatic conversion of the Private TMTG Convertible Notes to Private TMTG common stock immediately prior to such Closing, thus eliminating the liability.

Concurrently with the Closing, Private TMTG received $273,017.5 of net cash proceeds from the Business Combination, comprised of $233,017.5 of unrestricted cash and $40,000.0 of then-restricted cash. Moreover, the Company received $93,805.4 of cash proceeds from the exercise of warrants during the second quarter of 2024.  As a result, the Company had a total of $343,954.4 in cash as of June 30, 2024. As noted above, following conversion of the DWAC Convertible Notes on or before June 20, 2024, the formerly-restricted cash was transferred to an unrestricted account on July 1, 2024.

Private TMTG experienced operating losses in preceding years and through the first half of 2024. On average, Private TMTG operations consumed approximately $12,577.3 of cash per year from its inception (February 8, 2021) through year-end 2023. In addition, for the six months ended June 30, 2024, and 2023, the Company had negative operating cash flows of $30,754.3 (including transaction related cash disbursements) and $7,370.9, respectively. As of December 31, 2023, Private TMTG had a negative working capital position, primarily due to the short-term nature of the Private TMTG Convertible Notes, which converted to Private TMTG common stock immediately prior to the Closing. Based upon the receipt of cash proceeds related to the Business Combination, the resulting positive working capital position (i.e., $353,525.3 of current assets less $14,295.2 of current liabilities), and no debt on the balance sheet as of June 30, 2024, management believes there is not substantial doubt regarding the Company’s ability to continue as a going concern as of June 30, 2024, and the substantial doubt as of December 31, 2023, has been mitigated. The Company believes it has sufficient working capital to fund operations for at least the next twelve months from the date of issuance of the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2024, TMTG did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with TMTG is a party, under which it has any obligation arising under a guaranteed contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Credit Risk

As of June 30, 2024 and 2023, effectively all of our cash and cash equivalents were maintained with a large financial institution. We have reviewed the financial statements of our banking institution and believe it currently has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

As of June 30, 2024 and 2023, two advertising partners combined represented in excess of 98% of accounts receivable.

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

The preparation of TMTG’s financial statements in conformity with GAAP requires it to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although TMTG believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. TMTG’s significant accounting policies are described in Note 2 to TMTG’s unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2024 and 2023, included in this Quarterly Report. TMTG’s critical accounting policies are described below.

Revenue Recognition. TMTG records revenue in accordance with ASC 606. TMTG determines the amount of revenue to be recognized through application of the following steps – Identification of the contract, or contracts with a customer; – Identification of the performance obligations in the contract; – Determination of the transaction price; – Allocation of the transaction price to the performance obligations in the contract; – Determining whether TMTG is the principal or the agent in arrangements where another party is involved in providing specified services to a customer; and – Recognition of revenue when or as TMTG satisfies the performance obligations.

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

Software Development Costs. We expense software development costs, including costs to develop software products or the software component products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility typically is reached shortly before the release of such products. As a result, development costs that meet the criteria for capitalization were not material for the six months ended June 30, 2024.

Software development costs also include costs to develop software to be used solely to meet internal needs and cloud-based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the six months ended June 30, 2024.

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

Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires TMTG to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates include assumptions used in the fair value of equity instruments, the valuation allowance against deferred tax assets, and the estimates of fair value of derivative liabilities, earn-out shares and stock-based compensation.

Recent Accounting Pronouncements

See Note 2 to TMTG’s unaudited condensed consolidated financial statements for the six months ended June 30, 2024 and 2023.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective May 3, 2024, TMTG dismissed BF Borgers CPA PC (“BF Borgers”) as its independent registered public accounting firm. On May 4, 2024, TMTG engaged Semple, Marchal & Cooper, LLP (“SMC”) as BF Borgers’ replacement. The decision to change independent registered public accounting firms was made with the recommendation and approval of the Audit Committee.

BF Borgers’ audit reports on TMTG’s consolidated financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period, there were no disagreements, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between TMTG and BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BF Borgers’ satisfaction, would have caused BF Borgers to make reference to such disagreements in its audit reports.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, upon the Closing, TMTG’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of TMTG’s management, including its Certifying Officers, TMTG carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with the preparation of our consolidated financial statements as of and for the years ended December 31, 2023 and 2022, TMTG’s management identified a material weakness in its internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected on a timely basis. TMTG’s management determined that the material weakness primarily related to its failure to design and maintain formal accounting policies, processes, and controls to analyze, account for and properly disclose income recordation as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

TMTG is committed to remediating the material weaknesses described above and continuing remediation efforts during 2024. We are implementing several remediation measures including, but not limited to hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions as well as adding personnel to assist with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. While our efforts are ongoing, we plan to continue to take additional steps to remediate the material weaknesses, improve our financial reporting systems, and implement new policies, procedures, and controls; however, we cannot guarantee those measures will prevent or detect material weaknesses in the future.

Although we intend to continue with our remediation efforts mentioned above, all identified material weaknesses continue to exist as of the date of this Quarterly Report and we cannot provide any assurance that we, or our independent registered public accounting firm, will not identify new material weaknesses in our internal controls over financial reporting in the future. While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded through testing, that the newly implemented and enhanced controls are designed and operating effectively. We are working to remediate the material weaknesses as efficiently and effectively as possible but expect that full remediation could potentially go beyond December 31, 2024. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, incur significant costs, and place significant demands on our financial and operational resources.

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

On March 1, 2024, Digital World filed a motion to dismiss the claims against Digital World. On June 5, 2024, the U.S. District Court for the Southern District of New York granted a motion by Defendants Michael Shvartsman and Bruce Garelick to transfer the action to the U.S. District Court for the Southern District of Florida. In transferring the action, the U.S. District Court for the Southern District of New York held that pending motions to dismiss, including the motion filed by Digital World, will be decided by the U.S. District Court for the Southern District of Florida (C.A. No. 24-CV-22429).  On July 17, 2024, Defendants Rocket One, Mr. Shvartsman, and Mr. Garelick moved to stay the case during the pendency of SEC v. Garelick, et al., No. 23-CV-05567 (S.D.N.Y.) and USA v. Shvartsman, et al., No. 1:23-CR-00307 (S.D.N.Y.).

Litigation with United Atlantic Ventures (“UAV”) in Delaware

On July 30, 2021, an attorney for the Trump Organization, on behalf of President Trump, declared void ab initio a services agreement that had granted Private TMTG, among other things, extensive intellectual property and digital media rights related to President Trump for purposes of commercializing the various Private TMTG initiatives (the “Services Agreement”). Neither Private TMTG nor Digital World was a party to such agreement.

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

On February 28, 2024, UAV filed a verified complaint against Private TMTG in the Chancery Court seeking declaratory and injunctive relief relating to the authorization, issuance, and ownership of stock in Private TMTG and filed a motion for expedited proceedings (C.A. No. 2024-0184-MTZ). On March 4, 2024, UAV filed an amended complaint, converting their action from a direct action to a purported derivative action, and adding members of the Private TMTG board as defendants.

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

On April 2, 2024, UAV filed a motion for leave to file a second amended complaint together with a motion for preliminary injunction and a motion for contempt and anti-suit injunction related to Private TMTG’s filing of a separate litigation against UAV and others in Florida state court. Private TMTG maintains that the contempt claims are meritless. On April 9, 2024, the Chancery Court granted the motion for leave to file a second amended complaint on April 9, 2024 and re-assigned the case to a new judge.

On April 11, 2024, UAV filed its second amended complaint, naming the prior defendants together with five new defendants—TMTG and the current directors on the TMTG Board who were not on Private TMTG’s board of directors.

On April 22, 2024, all of the defendants moved to vacate the Chancery Court’s prior order expediting the matter. Additionally, all of the defendants moved to dismiss the second amended complaint. Following briefing and oral argument on the motion to vacate, on April 30, 2024, the Chancery Court vacated the prior provisions of the March 15 order expediting the matter.

On May 6, 2024, UAV filed its Renewed Motion for Contempt of the March 15, 2024 Order against Private TMTG (“First Contempt Motion”) seeking, among other things, to enjoin Private TMTG and related parties from prosecuting certain claims in Florida state court. A hearing on this motion, which was previously set for July 12, 2024, was cancelled by the Chancery Court after UAV failed to timely submit a reply brief. On May 8, 2024, the Chancery Court stayed discovery and granted a protective order with respect to all discovery served on defendants and all other persons from whom discovery was being sought.

On June 5, 2024, UAV filed for leave to again amend its complaint.  The Chancery Court granted the motion for leave to amend on July 8, 2024, and UAV filed its Third Amended Complaint on July 9, 2024. The Third Amended Complaint dismissed as defendants three current TMTG directors (W. Kyle Green, Linda McMahon, and Robert Lighthizer) and added four former Digital World directors (Frank J. Andrews, Patrick F. Orlando, Edward J. Preble, and Jeffrey A. Smith).

On July 17, 2024, UAV filed a second contempt motion against Private TMTG and TMTG (“Second Contempt Motion”) alleging additional violations of the March 15 Order.

On July 23, 2024, all of the defendants with the exception of Patrick F. Orlando moved to dismiss the Third Amended Complaint.

This matter remains pending.

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

Digital World and Private TMTG initiated a lawsuit against ARC in the Civil Division for the Twelfth Judicial Circuit Court in Sarasota County, Florida, on February 27, 2024 (Docket No. 2024-CA-001061-NC). The complaint sought a declaratory judgment affirming the appropriate conversion ratio as 1.34:1, as previously disclosed, damages for tortious interference with the contractual and business relationship between Private TMTG and Digital World, and damages for conspiracy with unnamed co-conspirators to interfere with the same. The complaint also sought damages for Mr. Orlando’s breach of fiduciary duty, which exposed Digital World to regulatory liability and resulted in an $18 million penalty, and for his continuous obstruction of Digital World’s merger with Private TMTG to extort various concessions that benefited only him and harmed Digital World and its shareholders. Furthermore, the complaint sought damages for the wrongful assertion of dominion over Digital World’s assets inconsistent with Digital World’s possessory rights over those assets. On March 8, 2024, Digital World voluntarily dismissed its declaratory judgment claim against ARC.

On March 17, 2024, Digital World and Private TMTG filed an amended complaint, adding a claim for violation of Florida’s Deceptive and Unfair Trade Practices Act. Digital World further alleged breach of fiduciary duty of loyalty, breach of fiduciary duty of care, and conversion claims against Mr. Orlando. With respect to ARC, Digital World alleged aiding and abetting a breach of fiduciary duty.

On April 3, 2024, Defendants ARC and Mr. Orlando filed a joint motion to dismiss the amended complaint or, in the alternative, to stay the proceeding pending the Delaware Action. Defendants ARC and Mr. Orlando also filed that same day a motion to stay discovery in the action. On May 29, 2024, TMTG f/k/a Digital World moved to compel discovery from ARC and Mr. Orlando. On July 15, 2024, the Court entered an order denying the foregoing discovery motions.  In an order dated July 29, 2024, the Court denied the motion to dismiss or, in the alternative, stay the proceeding.  On July 30, 2024, Defendants ARC and Mr. Orlando filed a notice of appeal regarding the Court’s denial of their joint motion to dismiss, and filed a motion for stay pending appeal on August 2, 2024.

On July 31, 2024, TMTG filed a motion for leave to file a second amended complaint, which has been set for a hearing on September 10, 2024.

At a June 17, 2024, status hearing, the Court set a proposed trial date of August 2025.

Litigation with ARC in Delaware

On February 29, 2024, ARC filed a lawsuit in the Court of Chancery of the State of Delaware (C.A. No. 2024-0186-LWW) against Digital World and its directors, alleging an impending violation of the Digital World Charter for failure to commit to issue the number of conversion shares to ARC that ARC claims it is owed upon the consummation of the Business Combination. The complaint claimed a new conversion ratio of 1.78:1 and sought specific performance and damages for the alleged breach of the Digital World Charter, a declaratory judgment that the certain derivative securities of Digital World should be included in the calculation of the conversion ratio, a finding that the directors of Digital World breached their fiduciary duties, and a preliminary injunction to enjoin the Business Combination until Digital World “corrected” the conversion ratio.

We do not believe ARC’s 1.78:1 conversion ratio and related claims are supported by the terms of the Digital World Charter. As a result, we have vigorously defended Digital World’s calculation of the conversion ratio and related rights. In addition to its complaint, ARC also filed a motion with the Chancery Court requesting that the case schedule be expedited to enable the Chancery Court to conduct an injunction hearing prior to the March 22, 2024 shareholder vote. On March 5, 2024, the court denied ARC’s motion, stating that it would not conduct a merits or injunction hearing before March 22, 2024. Consequently, the Chancery Court also denied ARC’s request to postpone the vote until after a merits hearing.

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

On May 23, 2024, ARC filed a motion for leave to amend its complaint. ARC requested leave to add new factual allegations and legal theories, in addition to a cause of action for breach of implied covenant of good faith and fair dealing. On June 5, 2024, the Court denied leave to add a cause of action for breach of implied covenant of good faith and fair dealing, but granted leave in part to add new legal theories to existing claims and adjust its claimed conversion ratio from 1.78:1 to 1.81:1.

A one-day trial in this matter took place on July 29, 2024.  The ultimate resolution as to whether none, a portion, or all of the disputed conversion shares will be issued remains to be determined as of August 8, 2024.

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

Lawsuit With Patrick Orlando in Delaware

On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Chancery Court seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”) (C.A. No. 2024-0264-LWW).

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

On April 3, 2024, the Chancery Court entered a Stipulation and Advancement Order (“Stipulation”) stating that Mr. Orlando is entitled to advancement of attorneys’ fees and costs incurred with legal proceedings described in the Stipulation, subject to Digital World’s right to challenge the reasonableness of those attorneys’ fees and costs. The Stipulation further states that Mr. Orlando is entitled to fees incurred in connection with enforcement of advancement rights and sets forth procedures that will govern future requests for advancement of attorneys’ fees and costs. As of August 8, 2024, TMTG had paid or agreed to pay more than $800,000 to Mr. Orlando’s attorneys pursuant to such Stipulation.

On April 23, 2024, Mr. Orlando filed a motion for leave to supplement the Advancement Lawsuit to add a claim for advancement of legal fees and expenses Mr. Orlando has incurred and will incur in connection with his defense of an action for declaratory judgment brought by members of ARC regarding Mr. Orlando’s removal as the managing member of ARC. Mr. Orlando also sought reimbursement for the legal fees and expenses incurred in connection with his supplement to the Advancement Lawsuit, as well as pre-judgment and post-judgment interest on the amounts he claims are owed to him.  The Chancery Court granted Mr. Orlando’s motion for leave, adding the additional claim to the Advancement Lawsuit.

A merits hearing in this matter has been scheduled for September 23, 2024.

Lawsuit Against UAV, Litinsky, Moss, and Orlando in Florida

On March 24, 2024, Private TMTG filed a lawsuit in the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (Docket No. 2024-CA-001545-NC) against UAV, Andrew Litinsky, Wesley Moss, and Patrick Orlando. In view of UAV’s repeated demands concerning its alleged stock ownership and director appointment rights, the complaint alleges claims for a declaratory judgment against UAV determining that the Services Agreement is unenforceable against Private TMTG. The complaint also asserts a claim for unjust enrichment against UAV based on its failure to competently provide services to the company. Finally, the complaint asserts claims for damages for (a) breach of the fiduciary duty of loyalty against Mr. Litinsky and Mr. Moss based on their dealings with Mr. Orlando, (b) aiding and abetting and conspiracy to breach fiduciary duty against Mr. Orlando based on the same events, and (c) breach of the fiduciary duty of care against Mr. Litinsky and Mr. Moss for their gross negligence in managing the company.

On April 25, 2024, Private TMTG filed a motion to consolidate this lawsuit with the Lawsuit Against ARC and Patrick Orlando in Sarasota County, Florida described above for purposes of discovery and pretrial proceedings.  The motion to consolidate was denied without prejudice on August 2, 2024.

On June 27, 2024, the court granted Mr. Moss, Mr. Litinsky, and UAV’s motion to stay proceedings pending resolution of the Delaware litigation involving UAV. The court also denied Private TMTG’s motion for an anti-suit injunction.

On July 3, 2024, Mr. Orlando filed a motion to dismiss. On July 15, 2024, UAV, Mr. Litinsky, and Mr. Moss filed a notice of inactive status, stating that the court should place the action on inactive status.

On July 17, 2024, Private TMTG sought review of the court’s order granting UAV’s motion to stay in Florida’s Second District Court of Appeal by filing a petition for a writ of certiorari with that court (Case No. 2D2024-1642).  On August 2, 2024, Private TMTG filed a motion to stay the stay pending certiorari review.

Lawsuit By Orlando and Benessere in Miami, Florida

On April 2, 2024, Patrick Orlando and Benessere Investment Group, LLC filed suit against TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County Florida (Docket No. 2024-005894-CA-01). Orlando and Benessere seek a declaratory judgment that TMTG is restricted from disclosing material exchanged with Orlando and Benessere pursuant to a joint defense agreement previously entered into by the parties in addition to a request for damages for any breach of the joint defense agreement. Also on April 2, 2024, Orlando and Benessere filed a motion for preliminary injunction for enforcement of the joint defense agreement. As of August 8, 2024, the motion for preliminary injunction had not been set for hearing.  On July 10, 2024, the Court scheduled a case management conference for September 16, 2024.

Litigation with ARC Noteholders in Miami, Florida

On May 8, 2024, a group of ARC noteholders (Edwin B. Tucker et al.) filed suit against ARC and Digital World n/k/a TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County, Florida (Docket No. 2024-008668-CA-01). The noteholders seek specific performance and compensatory damages from both defendants or, in the alternative, damages for breach of contract from ARC, in connection with shares of TMTG to which the ARC noteholders assert they are entitled. TMTG was served in this action on June 11, 2024, and filed a motion to dismiss on July 26, 2024.  On July 11, 2024, ARC filed a motion to dismiss for, among other things, improper venue.  The court granted ARC’s motion to dismiss on August 7, 2024, indicating that the noteholders intend to refile in New York County, New York.

Lawsuit filed in Small Claims Court – Pinellas County, Florida

On April 29, 2024, a small claims action (Case No. 24-003593-SC) was filed in Pinellas County by Keith Rossignol and Richard Epp, appearing pro se, against “Digital World Acquisition, Inc.”, demanding the return of one hundred shares in Digital World to each Plaintiff (i.e., 200 shares total) or, alternatively, an $8,000 Judgment, plus court costs, if Digital World “fails to reinstate the 200 shares promptly.” The court granted TMTG’s motion to dismiss the action for lack of subject matter jurisdiction, improper venue, failure to state a claim, failure to include an indispensable party, and failure to sue the right defendant. On June 17, 2024, Rossignol filed an amended statement of claim, demanding that TMTG sell back one hundred shares in Digital World to Rossignol at the original price or, alternatively, an $8,000 Judgment. On July 8, 2024, TMTG filed a motion to dismiss.  A pre-trial conference has been scheduled for August 21, 2024.

Litigation with Odyssey Transfer & Trust Company in Delaware

On June 20, 2024, TMTG’s transfer agent, Odyssey, filed an interpleader action in the U.S. District Court of the District of Delaware (C.A. No. 24-CV-00729). The complaint pertains to a dispute regarding share ownership between Michael Melkersen and ARC and includes TMTG as a nominal defendant. Odyssey is seeking an order from the Court discharging Odyssey of further liability and requiring ARC and TMTG to resolve their competing claims as to 716,140 Class A shares of TMTG and 25,000 TMTG warrants.

On July 22, 2024, TMTG filed a motion for discharge and dismissal.  This matter remains pending.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 1, 2024, as amended by Amendment Number 1 to Form 10-K filed with the SEC on April 3, 2024  (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Other than as disclosed below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Risks Related to TMTG’s Business

In connection with the preparation of its financial statements as of and for the year ended December 31, 2023, Private TMTG identified material weaknesses in its internal control over financial reporting, and TMTG may identify additional material weaknesses in its previously issued financial statements that, in the future, may cause TMTG to fail to meet its reporting obligations or result in material misstatements of its financial statements.

As a privately-held company, Private TMTG was not required to evaluate its internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act. As a public company, TMTG will be required to provide management’s attestation on internal control over financial reporting. If TMTG is unable to establish or maintain appropriate internal control over financial reporting or implement these additional requirements in a timely manner or with adequate compliance, it could result in material misstatements in our consolidated financial statements, failure to meet our reporting obligations on a timely basis, increases in compliance costs, and subject us to adverse regulatory consequences, all of which may adversely affect investor confidence in TMTG and the value of our common stock.

Private TMTG historically had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. In connection with the preparation of its financial statements as of and for the year ended December 31, 2023 and 2022, Private TMTG’s management identified a material weakness in its internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

•
TMTG did not maintain a sufficient complement of personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters to provide reasonable assurance of preventing material misstatements; and

•
TMTG did not perform risk assessment procedures on internal controls to detect financial reporting risks in a timely manner, and also lacked documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

TMTG is committed to remediating the material weaknesses described above and continuing remediation efforts during 2024. TMTG is implementing several remediation measures including, but not limited to hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions as well as adding personnel to assist TMTG with formalizing its business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our Management Team, and evaluating the effectiveness of its internal controls in accordance with the framework established by Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. While TMTG’s efforts are ongoing, TMTG plans to continue to take additional steps to remediate the material weaknesses, improve its financial reporting systems, and implement new policies, procedures, and controls; however, TMTG cannot guarantee those measures will prevent or detect material weaknesses in the future.

Although TMTG intends to continue with its remediation efforts mentioned above, all identified material weaknesses continue to exist as of the date of this prospectus and we cannot provide any assurance that TMTG, or its independent registered accounting firm, will not identify new material weaknesses in TMTG’s internal controls over financial reporting in the future. While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded through testing, that the newly implemented and enhanced controls are designed and operating effectively. We are working to remediate the material weaknesses as efficiently and effectively as possible but expect that full remediation could potentially go beyond December 31, 2024. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, incur significant costs, and place significant demands on our financial and operational resources.

If TMTG identifies any new material weaknesses in the future, any such newly identified material weakness could limit its ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of its annual or interim financial statements. In addition, to the extent there are future disagreements with or required changes to TMTG’s auditors, TMTG’s ability to prepare and timely comply with its reporting obligations may be significantly impaired. In any of these occurrences were to materialize, TMTG may be unable to maintain compliance with securities law requirements and applicable stock exchange listing requirements regarding timely filing of periodic reports, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. TMTG cannot assure you that any measures it has taken or may take in the future will be sufficient to remediate the existing material weaknesses, avoid potential future material weaknesses or disagreements with its auditors.

Risks Related to President Donald J. Trump

President Donald J. Trump is the subject of numerous legal proceedings, the scope and scale of which are unprecedented for a former President of the United States and current candidate for that office. An adverse outcome in one or more of the ongoing legal proceedings in which President Donald J. Trump is involved could negatively impact TMTG and its Truth Social platform.

On September 21, 2022, the Attorney General of the State of New York—who pledged to pursue President Donald J. Trump even before taking office—launched a civil suit against President Donald J. Trump and affiliated individuals and entities. Included among these affiliated entities was The Trump Organization. Donald J. Trump, Jr., who is a TMTG director, is the Executive Vice President of The Trump Organization. The suit alleged business fraud relating to misrepresentations in the preparation of President Donald J. Trump’s annual statements of financial condition in the years 2011 through 2021. President Donald J. Trump had previously been held in civil contempt in April 2022 for failing to comply with a subpoena for documents during the course of the New York Attorney General’s investigation related to these charges. In June 2023, a New York appeals court narrowed the fraud case, the trial for which commenced in October 2023 and closing oral arguments were concluded on January 11, 2024. New York Supreme Court Justice Arthur Engoron, in a Decision and Order dated February 16, 2024, held President Donald J. Trump and defendants liable under the following five causes of action. Specifically, (i) for repeatedly and persistently falsifying business records, thus violating Executive Law § 63(12) and New York Penal Law 175.05; (ii) for conspiracy to falsify business records; (iii) for repeatedly and persistently issuing false financial statements, thus violating Executive Law § 63(12) and New York Penal Law 175.45; (iv) for repeatedly and persistently committing insurance fraud in violation of Executive Law § 63(12) and New York Penal Law 176.05; and (v) for conspiracy to commit insurance fraud. The court ordered President Donald J. Trump and defendants to pay approximately $354,868,768 in aggregate disgorgement of ill-gotten gains, including $168,040,168 with pre-judgment interest from March 4, 2019; $126,828,600, with pre-judgment interest from May 11, 2022, and $60,000,000, with pre-judgment interest from June 26, 2023. The trial court enjoined President Donald J. Trump, among others, from serving as an officer or director of any New York corporation or other legal entity in New York for a period of three years, and from applying for loans from any financial institution chartered by or registered with the New York Department of Financial Services for a period of three years. However, the foregoing injunctions were subsequently stayed pending appeal.

In its February 16, 2024 ruling, the court ordered Judge Barbara Jones (ret.) to continue in her role as an Independent Monitor, tasked with overseeing the Trump Organization’s financial disclosures to any third parties and any transfer or other dissipation of assets, for a period of no less than three years following the ruling. In addition to the continued monitorship, the court also ordered that an Independent Director of Compliance be installed at the Trump Organization, who will be responsible for ensuring good financial and accounting practices, will establish internal written protocols for financial reporting, and will also approve any financial disclosures to third parties in advance of submission.

On March 30, 2023, the Manhattan District Attorney indicted President Donald J. Trump on 34 counts of falsifying business records in the first degree under the New York State Penal Law, in connection with a so-called “hush money” payment made before the 2016 presidential election. On May 30, 2024, President Trump was found guilty on all 34 counts. Sentencing has been postponed until at least September 18, 2024 following a U.S. Supreme Court decision regarding presidential immunity.

On May 9, 2023, a jury found President Donald J. Trump liable for both battery and defamation against E. Jean Carroll, and Ms. Carroll was awarded $5 million in total damages for both claims (the latter of which arose from a 2022 post by President Donald J. Trump on Truth Social). The jury also determined that Ms. Carroll did not prove, by a preponderance of the evidence, that President Donald J. Trump raped her. On July 19, 2023, a federal district court judge denied President Donald J. Trump’s request for a new trial and/or reduction in damages. President Donald J. Trump appealed, and a panel of the U.S. Court of Appeals heard oral arguments on October 23, 2023. On January 26, 2024, following a second civil trial in the U.S. District Court for the Southern District of New York, Ms. Carroll was awarded an additional $83.3 million in connection with statements made by President Donald J. Trump in 2019. On February 7, 2024, the judge denied President Donald J. Trump’s motion for a mistrial. An appeal is pending. President Donald J. Trump’s countersuit against Ms. Carroll for defamation was dismissed on August 7, 2023.

On June 8, 2023, President Donald J. Trump was indicted by a special counsel appointed by the U.S. Attorney General on 37 federal charges, including willful retention of national defense information related to documents seized during an FBI raid at Mar-a-Lago in August 2022. On July 15, 2024, a judge in the U.S. District Court for the Southern District of Florida dismissed the superseding indictment based on a finding that the special counsel’s appointment violated the Appointments Clause of the U.S. Constitution.  The court also found the special counsel’s use of a permanent indefinite appropriation violated the Appropriations Clause. On July 15, 2024, the special counsel filed a notice of appeal of the district court’s dismissal.

On August 1, 2023, President Donald J. Trump was indicted by the special counsel on four (4) additional federal charges—conspiracy to violate rights, conspiracy to defraud the government, and one count each of obstructing an official proceeding and conspiring to do so—in connection with the 2020 election and events related to the certification thereof on January 6, 2021. President Donald J. Trump pleaded not guilty, and moved to dismiss the indictment based on presidential immunity.  On July 1, 2024, , the U.S. Supreme Court held that the President is entitled to absolute immunity from criminal prosecution for acts within his conclusive and preclusive constitutional authority, and at least presumptive immunity from prosecution for all his official acts.  The U.S. Supreme Court determined that President Trump was absolute immune from prosecution for certain conduct alleged in the indictment, but remanded the case to the U.S. District Court for the District of Columbia for further proceedings consistent with its opinion.

On August 14, 2023, President Donald J. Trump and 18 co-defendants were indicted on state racketeering charges brought by the district attorney in Fulton County, Georgia in connection with the aftermath of the 2020 election. In September and October 2023, four of President Donald J. Trump’s co-defendants pleaded guilty. President Donald J. Trump pleaded not guilty. In November 2023, the prosecutor requested an August 5, 2024 trial date. On January 25, 2024, President Donald J. Trump filed a motion to join a co-defendant’s motion to dismiss the grand jury indictment and disqualify the district attorney. On March 13, 2024, the judge dismissed three counts against President Trump. On March 15, 2024, the judge declined to disqualify the district attorney, provided that a special prosecutor with whom she had a romantic relationship left the case. President Donald J. Trump and several of his co-defendants have filed an appeal and are continuing to seek the district attorney’s disqualification. The Georgia Court of Appeals has scheduled oral argument of the appeal for December 5, 2024, and no trial date for President Donald J. Trump has been set.

The foregoing does not purport to be an exhaustive list of legal proceedings in which President Donald J. Trump is or has been involved. In June 2016, USA Today published an analysis of litigation involving President Donald J. Trump, which found that over the previous three decades President Donald J. Trump and his businesses had been involved in at least 3,500 legal cases in U.S. federal and state courts. Of the approximately 3,500 suits, President Donald J. Trump or one of his companies were plaintiffs in 1,900; defendants in 1,450; and bankruptcy, third party, or other in 150. President Donald J. Trump was named personally in at least 169 suits in federal court. Over 150 other cases were in the Seventeenth Judicial Circuit Court of Florida (covering Broward County, Florida) since 1983. In the 1,300 cases where the record establishes the outcome, President Donald J. Trump settled 175 times, lost 38, won 450, and had another 137 cases end with some other outcome. In the other 500 cases, judges dismissed plaintiffs’ claims against President Donald J. Trump. However, you should not rely on or infer any trends based on the disposition of such prior cases against President Donald J. Trump as no assurance can be given regarding the results of the pending legal proceedings.

Although TMTG is not a party to any of the above-referenced matters, TMTG cannot predict what effect, if any, an adverse outcome to such matters, or even their continued existence, may have on President Donald J. Trump’s personal reputation and TMTG’s business or prospects.

If TMTG encounters issues with the rollout and implementation of its streaming content plans, TMTG may delay or decide not to fully implement the service, which may affect TMTG’s growth strategy and operation.

TMTG plans to roll out its streaming content in three phases: Phase 1: Introduce Truth Social’s content CDN for streaming live TV to the Truth Social app for Android, iOS, and Web. Phase 2: Release stand-alone Truth Social over-the-top streaming apps for phones, tablets, and other devices. Phase 3: Release Truth Social streaming apps for home TV. As part of the roll out of its own CDN, TMTG expects to obtain data center services and purchase e-servers and related equipment for the project. On July 3, 2024, TMTG; WCT; Solutions; and JedTec entered into the Asset Acquisition Agreement, as well as ancillary agreements, relating to streaming technology.  The transaction closed on August 9, 2024.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—WCT Asset Acquisition.”

TMTG expects to fully launch Phase 1 by the end of 2024.  On August 7, 2024, TMTG announced that TV streaming had become available via all three modalities.  Beta versions of Phases 2 and 3 are expected to follow shortly after the launch of the beta version of Phase 1. On August 7, 2024, TMTG announced that TV streaming had become available on the Truth Social app via all three modalities.  TMTG anticipates starting to generate revenue from this technology during 2025, contingent upon the successful implementation of all three phases.

The foregoing timeline and revenue generation expectations are preliminary and depend on several factors, including TMTG’s ability to economically launch its CDN technology. This may depend on TMTG’s ability to develop, negotiate improved licensing terms for, or acquire CDN technology, integrate such technology, successfully complete beta testing, and list the relevant apps on leading app stores. Any delays or challenges in these areas could materially affect the timeline and/or implementation of the CDN technology. If TMTG is unable to address these challenges effectively, it could result in significant delays, increased costs, and the inability to meet revenue timeline expectations. Any of these risks may lead to TMTG deciding to cease the implementation of the rollout of TMTG’s streaming content and CDN technology altogether, which would have a material adverse effect on TMTG’s growth strategy and may result in a material adverse effect on the results and operations of TMTG.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) [During the quarter ended June 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.]6

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

6 NTD: TMTG, please confirm there were no unregistered sales of TMTG’s securities that were not reported in a Current Report on Form 8-K during the period from April 1, 2024 through June 30, 2024.

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

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Date: August 9, 2024	By:	/s/ Devin Nunes
	Name:	Devin Nunes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Phillip Juhan
	Name:	Phillip Juhan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)