Form 10-Q
period 2024-09-30
Trump Media & Technology Group Corp.
filed 2024-11-05
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, there were 216,924,448 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets as of September 30, 2024 and December 31, 2023 and Statements of Operations, Stockholders’ (Deficit)/Equity and Cash Flows for the three and nine months ending September 30th, 2024 and September 30th, 2023

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Balance Sheets

(in thousands except share data)	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$372,135.7	$2,572.7
Short-term investments	300,742.5	-
Prepaid expenses and other current assets	9,233.5	327.5
Accounts receivable, net	14.8	81.0
Total current assets	682,126.5	2,981.2

Property and equipment, net	4,790.6	29.2
Intangible asset, net	15,811.6	-
Right-of-Use Assets, net	2,855.1	353.2
Goodwill	132,171.0	-
Total assets	837,754.8	3,363.6

Liabilities and Stockholders’ Equity/ (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	6,657.4	1,600.7
Convertible promissory notes	-	41,818.8
Related party payables	262.0	-
Derivative liability	-	17,282.5
Unearned revenue	1,959.7	4,413.1
Current portion of long-term debt	4,749.9	-
Current portion of operating lease liability	734.0	160.3
Total current liabilities	14,363.0	65,275.4

Long-term operating lease liability	2,175.1	201.6
Long-term debt - Other	4,683.6	-
Convertible promissory notes	-	3,528.2
Derivative liability	-	1,120.3
Total liabilities	21,221.7	70,125.5
Commitments and contingencies (Note 15)
Stockholders’ Equity/(Deficit):
Preferred Stock $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common Stock $0.0001 par value – 999,000,000 shares authorized, 214,389,622 and 87,500,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	21.5	8.8
Paid in Capital	3,726,957.3	-
Treasury Stock	(2,908.7)	-
Accumulated Deficit	(2,907,537.0)	(66,770.7)
Total stockholders’ equity/(deficit)	816,533.1	(66,761.9)
Total liabilities and stockholders’ equity/(deficit)	$837,754.8	$3,363.6

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Month		Nine Month
	Period Ended		Period Ended
(in thousands except share and per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$1,010.9	$1,071.3	$2,618.3	$3,379.6
Operating costs and expenses(1)
Cost of revenue	123.3	41.3	252.9	123.8
Research and development	3,893.7	2,202.7	41,913.9	7,212.2
Sales and marketing	2,189.4	333.6	4,435.1	978.1
General and administration	17,697.0	1,509.0	95,910.7	5,666.7
Depreciation and amortization	762.2	14.7	771.5	47.6
Total costs and operating expenses	24,665.6	4,101.3	143,284.1	14,028.4
Loss from operations	(23,654.7)	(3,030.0)	(140,665.8)	(10,648.8)
Interest income	4,653.0	-	6,814.5	-
Interest expense	(246.7)	(15,071.9)	(2,906.5)	(37,702.5)
Change in fair value of derivative liabilities	-	(7,931.2)	(225,916.0)	(660.2)
Loss on the conversion of convertible debt	-	-	(542.3)	-
Loss from operations before income taxes	(19,248.4)	(26,033.1)	(363,216.1)	(49,011.5)
Income tax expense	-	-	-	-
Net loss	$(19,248.4)	$(26,033.1)	$(363,216.1)	$(49,011.5)
Loss per Share attributable to common stockholders:
Basic	(0.10)	(0.30)	(2.37)	(0.56)
Diluted*	(0.10)	(0.30)	(2.37)	(0.56)
Weighted Average Shares used to compute net loss per share attributable to common stockholders:
Basic	200,833,835	87,500,000	152,943,536	87,500,000
Diluted	200,833,835	87,500,000	152,943,536	87,500,000

(1)Costs of operating expenses include stock-based compensation expense as follows:
Research and development	$-	$-	$30,142.5	$-
General and administration	45.7	-	54,491.2	-
Total stock-based compensation expense	$45.7	$-	$84,633.7	$-

*Loss per share attributable to common stockholders for diluted calculation is based on the Basic weighted shares as these are not dilutive. The Basic and diluted loss per share attributable to common stockholders are therefore the same.

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Stockholders’ (Deficit)/Equity
(Unaudited)

(in thousands, except share data)	Common Stock Number of Shares	Par Value $0.0001	Treasury Stock Number of Shares	Treasury Stock	Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)/ Equity
Retroactive application of recapitalization to January 1, 2023	87,500,000	$8.8	-	$-	$-	$(8,581.3)	$(8,572.5)
Net Loss	-	-	-	-	-	(210.3)	(210.3)
Balance at March 31, 2023	87,500,000	8.8	-	-	-	(8,791.6)	(8,782.8)
Net Loss		-	-	-	-	(22,768.1)	(22,768.1)
Balance at June 30, 2023	87,500,000	$8.8	-	$-	$-	$(31,559.7)	$(31,550.9)
Net Loss			-			(26,033.1)	(26,033.1)
Balance at September 30, 2023	87,500,000	$8.8	-	$-	$-	$(57,592.8)	$(57,584.0)

Balance as December 31, 2023	87,500,000	$8.8	-	$-	$-	$(66,770.7)	$(66,761.9)
Net Loss		-	-	-	-	(327,599.7)	(327,599.7)
Fair value of TMTG earnout shares					2,477,550.2	(2,477,550.2)	-
Conversion of convertible notes upon reverse capitalization	6,014,534	0.6	-	-	300,425.4	-	300,426.0
Stock Based Compensation	1,840,000	0.2	-	-	84,587.8	-	84,588.0
Issuance of common stock upon reverse capitalization	41,346,049	4.1	-	-	219,617.5	-	219,621.6
Balance as of March 31, 2024	136,700,583	13.7	-	-	3,082,180.9	(2,871,920.6)	210,274.0
Exercise of warrants	8,526,792	0.9	-	-	97,761.4	-	97,762.3
Issuance of earnout shares	40,000,000	4.0	-	-	(4.0)	-	-
Conversion of convertible notes in common stock	6,250,000	0.6	-	-	49,999.4	-	50,000.0
Net loss						(16,368.0)	(16,368.0)
Balance as of June 30, 2024	191,477,375	$19.2	-	$-	$3,229,937.7	$(2,888,288.6)	$341,668.3
Exercise of warrants	1,758,501	0.2	-	-	20,222.6	-	20,222.8
Common stock issued for cash	17,655,365	1.7	-	-	344,742.5	-	344,744.2
Acquisition of WCT, net of offering costs	2,600,000	0.3	-	-	132,009.1	-	132,009.4
Issuance of common stock for services	2,002	0.0	-	-	45.5	-	45.5
Treasury stock	-	-	(128,138)	(2,908.7)	-	-	(2,908.7)
Common stock for ARC settlement	1,024,517	0.1	-	-	(0.1)	-	-
Net Loss	-	-	-	-	-	(19,248.4)	(19,248.4)
Balance at September 30, 2024	214,517,760	$21.5	(128,138)	$(2,908.7)	$3,726,957.3	$(2,907,537.0)	$816,533.1

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Month Periods Ended

(in thousands)	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net loss	$(363,216.1)	$(49,011.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on debt	2,780.1	37,702.5
Change in fair value of derivative liability	225,916.0	660.2
Depreciation and amortization	771.5	48.3
Loss on extinguishment of debt	542.3	-
Stock based compensation	84,633.7	-
Operating lease amortization	201.2	3.8
Prepaid expenses and other current assets	(3,751.4)	(1.6)
Accounts receivable	66.1	197.2
Unearned revenue	(2,453.5)	-
Accounts payable and operating lease liabilities	1,870.1	(66.1)
Net cash used in operating activities	(52,640.0)	(10,467.2)

Cash flows used in investing activities
Purchases of property and equipment	(5,031.2)	(2.2)
Purchase of intangible asset	(7,000.0)	-
Purchase of short-term investments	(300,742.5)	-
Net cash used in investing activities	(312,773.7)	(2.2)

Cash flows provided by financing activities
Proceeds from convertible promissory notes	47,455.0	2,500.0
Proceeds from merger	233,017.5	-
Repurchase of Common Stock	(2,908.7)	-
Proceeds from the issuance of Common Stock	339,463.1	-
Proceeds from the exercise of Warrants	117,949.8	-
Net cash provided by financing activities	734,976.7	2,500.0

Net change in cash and cash equivalents	369,563.0	(7,969.4)
Cash and cash equivalents, beginning of period	2,572.7	9,808.4
Cash and cash equivalents, end of period	$372,135.7	$1,839.0

Supplemental disclosure of cash flow information
Cash paid for interest	$126.4	$-
Cash paid for taxes	$1,897.7	$-

Noncash investing and financing activities
Shares issued for conversion of convertible notes	$350,426.0	$-
Operating lease assets obtained in exchange for operating lease obligations	$2,703.0	$-
Common Stock issued for business combination	$132,171.0	$-
Common Stock Issued for underwriter fees	$10,107.5	$-

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

Reclassifications

In the third quarter of 2024, we revised the presentation of our statement of operations to reclassify cost of revenue as a component of operating cost and expenses, and resulted in our gross profit no longer being presented within the statement of operations.  We revised the presentation of the statement of operations to reflect changes in the way we manage and evaluate our business due to our launch of content streaming on Truth+. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the fair value of assets acquired and liabilities assumed in business acquisitions, the assessment of recoverability of our goodwill and long-lived assets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates and assumptions reflected in the unaudited condensed consolidated financial statements relate to and include, but are not limited to, the valuation of convertible promissory notes, derivative liabilities, recoverability of goodwill and intangibles, fair value of short-term investments, useful lives of property and equipment, earn-out shares and stock-based compensation.

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

Short-term investments

Our policy for short-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. We utilize a repurchase agreement, which is used to purchase United States Treasury Bills from a third party seller, which are accounted for as secured borrowings under which the seller pledges its securities as collateral to secure a loan from us, which is equal in value to the estimated fair value of the pledged collateral. The seller retains beneficial ownership of the pledged collateral. At the maturity of the repurchase agreement, the seller is required to repay the loan plus accrued interest and concurrently receives back its pledged collateral from us. We may renew the agreement at the then prevailing financing rate for the same or other securities.  We may be required to transfer additional cash in the event the fair value of the collateral pledged exceeds the loan balance. Our repurchase agreement is based the September 1996 version of the Bond Market Association Master Repurchase Agreement, which generally provides that the lender, as buyer, is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the seller, or, in an instance when such source is not available, the value determination is made by the lender.

Our repurchase agreement is expected to range from 1 to 3 days in duration and the purchase price will be equal to the repurchase price, reducing our exposure to significant market fluctuations and other variables that may result in decline of the fair value of the securities purchased. We intend to renew our repurchase agreement immediately upon the termination of the preceding repurchase agreement to increase our potential to generate interest income. The repurchase agreement is reported at the unpaid balance, net of any allowance for expected losses. No expected credit losses were recorded as of September 30, 2024.

Prepaid expenses and other current assets

Other current assets consist of receivables for proceeds from warrant exercises, deferred cost associated with the issuance of our common stock, prepaid rent, insurance and prepaid data costs. Prepaid and deferred costs are amortized proportionally to their utilization in our operations.

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

Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a line of service, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in TMTG climate, among others, may trigger an impairment review. If such indicators are present, TMTG performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified that necessitated an impairment test over property and equipment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 5 - Property and equipment for further detail.

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

Additionally, we acquired capitalized software through the business acquisition (see Note 4, Business Acquisition).

Goodwill and other intangible assets

We make estimates, assumptions and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of business acquisitions, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. We assess our goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter. We will also perform an assessment at other times if and when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.

We perform our impairment assessment based on qualitative analysis, which includes considering various factors including macroeconomic conditions and our historical and projected operating results. If, based on our qualitative analysis, we were to determine it is more-likely-than-not the fair value of one of our reporting units is less than its carrying amount, a quantitative impairment test would be performed to determine if an impairment loss should be recorded.

As of September 30, 2024, we believe such assets are recoverable; however, there can be no assurance these assets will not be impaired in future periods. Any future impairment charges could adversely impact our results of operations.

For the three and nine months ended September 30, 2024 we recognized $501.7 of amortization expense on our intangible asset.

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

Unearned revenue

Unearned revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Unearned revenue of $2,453.5 was recognized as revenue for the nine months ended September 30, 2024, which was included in the deferred revenue balance as of December 31, 2023. As September 30, 2024, deferred revenue is expected to be recognized during the succeeding 12-month period and is therefore presented as current liability on the unaudited condensed balance sheet.

Cost of revenue

Cost of revenue primarily encompasses expenses associated with generating advertising revenue and direct costs associated with the acquisition and licensing of content, and streaming delivery cost of our content delivery network, excluding depreciation and amortization expense.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Income tax amounts are therefore recognized for all situations where the likelihood of realization is greater than 50%. Changes in recognition or measurement are reflected in income tax expense in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in Income Tax Expense/(Benefit). See Note 8 - Income Taxes.

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

Business combinations

We include the results of operations of acquired businesses as of the respective acquisition dates. Purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. If applicable, we estimate the fair value of contingent consideration payments in determining the purchase price. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined, with the effect on earnings of changes in depreciation, amortization or other income resulting from such changes calculated as if the accounting had been completed at the acquisition date. Contingent consideration is adjusted to fair value in subsequent periods as an increase or decrease in general and administration expenses. Acquisition-related costs are expensed as incurred.

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

Transaction Proceeds

Upon the Closing, the Company received gross proceeds of $233,017.5. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of changes in stockholders’ equity (deficit) for the period ended September 30, 2024:

Cash-trust and cash, net of redemptions	233,017.5
Add: other assets	-
Less: accrued expenses	(3,292.9)
Less: notes payable	(10,103.0)
Reverse recapitalization, net	219,621.6

In connection with the Merger, TMTG incurred $1,640.2 in one-time direct and incremental transaction costs, consisting of legal and other professional fees, recorded in general and administration expenses. TMTG also issued $6,130.0 of bonus payments to employees of the Company and a director of Private TMTG that were triggered by the Merger.  The Company recorded $5,530.0 and $600.0 in general and administration expense and sales and marketing expense, respectively, for the three and nine months ended September 30, 2024. TMTG deems these to be non-recurring expenses that are not direct and incremental to the Merger.

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

Digital World common stock, outstanding prior to the Business Combination	39,636,904
Shares issued to Digital World convertible noteholders, converted immediately prior to Business Combination	1,709,145
Predecessor TMTG Shares (1)	87,500,000
Shares issued to former TMTG convertible noteholders	7,854,534
Common stock immediately after the Business Combination (2)	136,700,583

(1)	Includes 614,640 shares outstanding and held in escrow.
(2)	Excludes 1,024,517 additional shares issued to former Digital World Class B shareholders in connection with a court order in September 2024.

The number of Predecessor TMTG shares was determined as follows:

	Predecessor TMTG Shares	Shares issued to shareholders of Predecessor TMTG
Common stock	100,000,000	87,500,000
	100,000,000	$87,500,000

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

The Company next considered the equity classification conditions in ASC 815-40-25 and concluded that all of the conditions were met. Therefore, the Earnout Share arrangement was appropriately classified in equity.

As the merger has been accounted for as a reverse recapitalization, the fair value of the Earnout Shares arrangement has been accounted for as an equity transaction as of the closing date of the merger.

On April 26, 2024, the Earnout Shares had been earned and such shares were issued.

NOTE 4 – BUSINESS ACQUISITION

Acquisition of World Connect Technologies, LLC

On August 9, 2024, we completed the acquisition of substantially all of the assets and liabilities of WorldConnect Technologies, LLC (“WCT”), which included the source code, an option agreement dated February 5, 2024, by and between WCT, Perception Group, Inc., Perception TVCDN Ltd., and FORA FOrum RAčunalništva, d.o.o., as amended and restated (each of the parties thereto other than WCT, collectively, “Perception”), as well as agreements related to the source code purchase and support and maintenance.  We incurred $942.6 in non-recurring transaction costs in connection with the acquisition, which were recognized within general and administration expense.  We believe the acquisition will allow us to provide ultra-fast streaming technology powered through our custom-designed, multi-site CDN using our own servers, routers, and software stack, created with the goal of rendering the service uncancellable by Big Tech.

We funded the acquisition in exchange for an estimated aggregate consideration of up to $132,171.0, consisting of:

1.	2,600,000 newly-issued shares of our common stock, equal in value to $68,146.0 at our common stock’s closing price on August 9, 2024.
2.
Contingent consideration upon achieving operational milestones related to the opening of future data centers, as set forth in the Asset Acquisition Agreement, an estimated 2,442,770 newly-issued shares of our common stock, equal in value to $64,025.0 at our common stock’s closing price on August 9, 2024.  Each milestone is accounted for as a separate unit of account and the common stock to be issued meets the criteria for equity classification pursuant to ASC 815.

3.
Assumption of a $17,500.0 liability payable over three years to Perception for the exercise of the Source Code Purchase Agreement, with an estimated net present value of $16,313.2.  $7,000.0 of the assumed liability was paid upon closing.

We estimated 57,230 newly-issued shares of our common stock will be issued to WCT pursuant to achieving operational milestones related to the opening of future data centers, which are compensatory in nature due to project management services WCT is providing related to opening our future data centers outside the scope of our written agreement with them.  The estimated allocation of shares as compensation was based upon the estimated fair value of services to be provided divided by the closing price of our common stock on August 9, 2024.  Compensation expense related to these shares will be recorded at the fair value of the common stock when the milestones are achieved.

The following table summarizes the preliminary estimated fair values of the WCT assets acquired and liabilities assumed:

Fair value of assets acquired:
Intangible asset, net	$16,313.2
Goodwill	132,171.0
Amount attributable to assets acquired	148,484.2

Fair value of liability assumed:
Assumed debt	16,313.2
Amount attributable to liability assumed	16,313.2
Total purchase price	$132,171.0

The goodwill consists largely of the expected cash flows and future growth anticipated for the Company from acquiring the assets.  The goodwill is deductible for tax purposes.

Preliminary valuation of intangible assets was valued using the cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent utility.  The cost to replace a given asset reflects the estimated reproduction or replacement cost for the acquired asset.  No preliminary fair value has been assigned to other intangible assets that may have been acquired through the other agreements. The entire preliminary valuation of intangible assets was assigned to purchased software and has an estimated amortization period of 5 years.

The determination of fair value requires considerable judgment and is sensitive to changes in the underlying assumptions.  Our estimates are preliminary and subject to adjustment, which may result in material changes to the final valuation.  During the measurement period, which will not exceed one year from closing, we will continue to obtain information to assist us in finalizing the acquisition date fair values.  Any qualifying changes to our preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill.

Pro forma financial information is not presented because the acquisition was not material to our financial statements pursuant to Rule 3-05 of Regulation S-X.

As of September 30, 2024, $9,433.5 of the assumed debt remained outstanding and for the three and nine-months ended September 30, 2024, $120.2 of interest expense was accreted.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Property and equipment
Furniture and equipment	$34.5	$34.5
Computer equipment	5,152.0	120.8
Accumulated depreciation	(395.9)	(126.1)
Property and equipment, net	$4,790.6	$29.2

Total depreciation expense was $260.6 and $14.7 for the three months ended September 30, 2024 and 2023, respectively. Total depreciation expense was $269.8 and $48.3 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accounts payable	$1,495.9	$1,600.7
Other accrued expenses	3,920.7	-
Income tax payable	732.6	-
Franchise tax payable	508.2	-
Accounts payable and accrued expenses	$6,657.4	$1,600.7

NOTE 7 - LEASES

Operating leases are included in the unaudited condensed consolidated Balance Sheets as follows:

(in thousands)	Classification	September 30, 2024	December 31, 2023
Lease assets
Operating lease cost ROU assets, net	Assets	$2,855.1	$353.2
Total lease assets		$2,855.1	$353.2

Lease liabilities
Operating lease liabilities, current	Current liabilities	$734.0	$160.3
Operating lease liabilities, non-current	Liabilities	2,175.1	201.6
Total lease liabilities		$2,909.1	$361.9

The components of lease costs, which are included in loss from operations in our unaudited condensed consolidated Statements of Operations were as follows:

	Three Month Period Ended

(in thousands)	September 30, 2024	September 30, 2023
Lease costs
Operating lease costs	$60.9	$44.9
Short-term lease costs	152.6	34.4
Total lease costs	$213.5	$79.3

	Nine Month Period Ended

(in thousands)	September 30, 2024	September 30, 2023
Lease costs
Operating lease costs	$172.5	$134.6
Short-term lease costs	234.4	110.1
Total lease costs	$406.9	$244.7

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following September 30, 2024 were as follows:

(in thousands)
2024 (remainder of)	$250.8
2025	915.3
2026	782.6
2027	771.2
2028	577.1
Thereafter	87.9
Total future minimum lease payments	3,384.9
Amount representing interest	475.8
Present value of net future minimum lease payments	$2,909.1

NOTE 8 - INCOME TAXES

The estimated annual effective tax rate applied to the nine month period ended September 30, 2024 is 0%, which differs from the US federal statutory rate of 21% principally due to the projection of U.S. net operating loss for fiscal 2024 with full application of a valuation allowance. As of September 30, 2024, TMTG had US Federal net operating loss carryforwards (“NOLs”) with a tax benefit of approximately $9,400.0  from December 31, 2023.

NOTE 9 - OTHER INCOME - RELATED PARTY, RELATED PARTY RECEIVABLE AND PAYABLE

Administrative Services Arrangement

An affiliate of the Digital World sponsor ARC agreed, commencing from the date when Digital World’s Registration Statement was declared effective through the earlier of Digital World’s consummation of a Business Combination and its liquidation, to make available to the Digital World certain general and administrative services, including office space, utilities and administrative services, as Digital World required from time to time. Digital World agreed to pay the affiliate of the Sponsor $15.0 per month for these services. The agreement with the Sponsor was terminated on April 5, 2023, $221.0 was unpaid as of September 30, 2024.

Advances – related party

During 2022 and the year ended December 31, 2023, the Digital World Sponsor paid, on behalf of Digital World, $470.8 to a vendor for costs incurred by Digital World  and $41.0 directly to Digital World. As of September 30, 2024, the Company’s obligation to the Sponsor for such payments was outstanding in the amount of $41.0.

Effective June 13, 2022, Private TMTG entered into a Consulting Services Agreement with Trishul, LLC (“Trishul”). Pursuant to such agreement and subsequent performance by the parties thereto, Trishul provided consulting services to Private TMTG until the consulting relationship was terminated by Private TMTG effective March 25, 2024, upon the Closing of the Business Combination. During the three months ended September 30, 2024 and 2023, TMTG paid $0.0 and $31.1, respectively, and during the nine months ended September 30, 2024 and 2023 paid $38.3 and $101.7, respectively, to Trishul. As of September 30, 2024 and December 31, 2023,  TMTG had an outstanding payable balance of zero to Trishul. Trishul is owned by Kashyap “Kash” Patel, a director of TMTG since March 25, 2024, and previously a director of Private TMTG from March 11, 2022, until March 26, 2024.

In August 2021, Private TMTG entered into a Consulting Services Agreement with Hudson Digital, LLC (“Hudson Digital”). Pursuant to the agreement, which as amended expires December 31, 2024, Hudson Digital provides consulting services to TMTG. Hudson Digital also received a TMTG Executive Promissory Note in the principal amount of $4,000.0, which converted into common shares immediately before the Closing (along with all other Private TMTG Convertible Notes), and a $600.0 retention bonus following the Closing. During the three months ended September 30, 2024 and 2023, we paid $60.0 and $60.0, respectively, and for the nine months ended September 30, 2024 and 2023, we paid $780.0 and $180.0, respectively, to Hudson Digital. As of September 30, 2024 and December 31, 2023, TMTG had outstanding payable balances of zero to Hudson Digital. Hudson Digital is owned by Daniel Scavino, who served as a director of Private TMTG from February 16, 2023, until March 25, 2024. Mr. Scavino has not served as an officer or director of TMTG.

In June 2024, in connection with a company event, TMTG paid $78.2 to Mar-a-Lago Club LLC, which is owned by the Donald J. Trump Revocable Trust, dated April 7, 2014.  At the time of such transaction, Donald J. Trump owned more than 5% of TMTG’s common stock.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

(in thousands)	September 30, 2024	December 31, 2023
Convertible Promissory Notes
Notes 1 to 7	$5,340.0	$5,340.0
Notes 8 to 12	17,500.0	17,500.0
Notes 13 to 20	17,860.0	17,860.0
Notes 21 to 23	7,455.0	-
Digital World Convertible Notes	50,103.0	-
Total	98,258.0	40,700.0
Debt Issuance costs	(240.0)	(240.0)
Carrying value of Convertible Promissory Notes	98,018.0	40,460.0
Less: Derivative liability component	(37,234.8)	(37,234.8)
Liability component at date of issue	60,783.2	3,225.2
Interest charged	44,781.6	42,121.8
Loss on extinguishment of debt	542.3	-
Total liability component	106,107.1	45,347.0
Less: Conversion to Paid in Capital	(106,107.1)	-
Less: Short-term liability component	-	(41,818.8)
Liability component at September 30, 2024 and December 31, 2023	$-	$3,528.2

Embedded feature component
Derivative liability component	$37,234.8	$37,234.8
Change in fair value of embedded derivative	207,084.1	(18,832.0)
Total Derivative Liability Component	244,318.9	18,402.8
Less: Conversion to Paid in Capital	(244,318.9)	-
Less: Short-term derivative liability component	-	(17,282.5)
Derivative Liability Component at September 30, 2024 and December 31, 2023	$-	$1,120.3

The interest charged for the periods is calculated by applying the effective interest rate range of between 16.3% to 100%+ to the liability component for the period since the respective notes were issued.

NOTE 11 - FAIR VALUE MEASUREMENT

Fair value is defined as an exit price, representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.

Level 3. Significant unobservable inputs which are supported by little or no market activity.

	As of September 30, 2024
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Repurchase agreement	$300,742.5	$-	$-
Total assets measured at fair value	$300,742.5	$-	$-

	As of December 31, 2023
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current Liabilities
Derivative liability	$-	$-	$17,282.5

Liabilities
Derivative liability	-	-	1,120.3
Total liabilities measured at fair value	$-	$-	$18,402.8

The fair value of the repurchase agreement is based on quoted market prices of the counter-party collateral.  Our repurchase agreement exposes us to credit risk and is collateralized by U.S. Treasury Bills.  We have not experienced any material losses related to these securities.

The estimated fair value of the conversion feature of the Derivative liability is based on traditional valuation methods including Black-Scholes option pricing models and Monte Carlo simulations. The derivative liability component of Convertible promissory notes are classified as Level 3 due to significant unobservable inputs.

NOTE 12 - LOSS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of stock outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares from convertible notes and warrants. There were no dilutive potential common shares for the three and nine months ended September 30, 2024 and 2023, because the Company incurred a net loss and the potential dilutive shares are anti-dilutive. As such, basic and diluted losses per common share are the same.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	September 30, 2024	December 31, 2023
Convertible notes	-	-
Warrants	11,205,934	-
Total common stock equivalents excluded from dilutive loss per share	11,205,934	-

NOTE 13 – STOCKHOLDERS’ EQUITY

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

On March 25, 2024, in connection with the merger, Digital World amended (the second amendment) and restated its certification of incorporation. Among other matters, Digital World’s name was changed to Trump Media and Technology Group Corp. Additionally, the Company changed its authorized capital stock to 1,000,000,000 shares, each with a par value of $0.0001 per share, consisting of (a) 999,000,000 shares of common stock and (b) 1,000,000 shares of preferred stock.

On July 3, 2024, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $2,500,000.0 of its Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. As consideration for Yorkville’s commitment to purchase shares at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, on July 3, 2024 the Company agreed to pay YA Global II SPV, LLC, a subsidiary of Yorkville, (i) a structuring fee in the amount of $25.0 and (ii) a commitment fee in the form of 200,000 shares of Common Stock (the “Commitment Shares”). The Company also issued to EF Hutton LLC 125,000 shares of Common Stock as consideration for acting as placement agent (the “Placement Agent Shares”).  During the quarter ended September 30, 2024, Yorkville purchased 17,330,365 shares of Common Stock for prices between $14.31 and $36.13 per share, pursuant to the terms of the SEPA. Proceeds of these equity sales under the terms of the SEPA were approximately $339,463.1 for the nine months ended September 30, 2024.

On August 22, 2024, our Board authorized the repurchase of an aggregate of 128,138 shares of our common stock from certain executive officers at the prevailing market price of $22.70 per share, for an aggregate purchase price of $2,908.7. As consideration for the repurchase, we remitted $2,908.7 to the U.S. Internal Revenue Service and certain state taxing authorities in connection with share-based compensation awards.

Warrant Activity Summary – Issued and Outstanding

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	18,366,228	$11.50	5.40	-
Granted	3,124,999	11.50	-	-
Exercised	(10,285,293)	11.50	-	-
Expired or cancelled	-	-	-	-
Outstanding at September 30, 2024	11,205,934	$11.50	4.56	$51,211,118
Exercisable at September 30, 2024	11,205,934	$11.50	4.56	$51,211,118

NOTE 14 - STOCK BASED COMPENSATION

2024 Equity Incentive Plan

In connection with the Business Combination, TMTG’s Board adopted, and our stockholders approved, the Digital World Acquisition Corp. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), which became effective on March 25, 2024.  The total number of shares of our common stock reserved and available for delivery under the 2024 Equity Incentive Plan at any time during the term of the 2024 Equity Incentive Plan will be equal to 13,252,544.  No activity pursuant to the 2024 Equity Incentive Plan occurred for the nine months ended September 30, 2024.

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

On March 25, 2024, we consummated a merger between DWAC and TMTG at which time the Executive Promissory Notes automatically converted into an aggregate of 1,090,000 shares of our common stock.  We accounted for the Executive Promissory Notes as a liability award under ASC 718 as the Executive Promissory Notes could be converted into a variable number of shares upon a Change of Control event and the executives had the sole discretion to extend the Maturity Date which could result in the Company being required to settle the Executive Promissory Notes in cash.  We remeasured the fair value of the Executive Promissory Notes at their settlement date and recorded stock-based compensation expense for these awards, within general and administration expense in the Statement of Operations, totaling $54,445.5 for the nine months ended September, 2024.

Vendor Convertible Notes

In March 2024, we issued unsecured convertible notes to certain vendors in exchange for research and development services provided.  These Vendor Convertible Notes were issued with an aggregate face value of $7,500.0, bore a zero-coupon interest rate, and had a maturity date in March 2027.

The Vendor Convertible Notes were automatically convertible in to shares of our common stock upon consummating a merger between DWAC and TMTG at a conversion price of $10.00 per share.  We measured the fair value of these Vendor Convertible Notes on their date of grant and recorded $30,142.5 of stock-based compensation expense, within research and development expense in the Statement of Operations for the nine months ended September 30, 2024.

WCT Acquisition

We estimated 57,230 of the 2,600,000 newly-issued shares of our common stock that will be issued to WCT pursuant to achieving operational milestones related to the opening of future data centers, are compensatory in nature due to project management services WCT is providing related to opening our future data centers outside the scope of our written agreement with them.  The estimated allocation of shares as compensation was based upon the estimated fair value of services to be provided divided by the closing price of our common stock on August 9, 2024.  Compensation expense related to these shares will be recorded at the fair value of the common stock when the milestones are achieved.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Litigation with United Atlantic Ventures (“UAV”) in Delaware

On July 30, 2021, an attorney for the Trump Organization, on behalf of President Trump, declared void ab initio a services agreement that had granted Private TMTG, among other things, extensive intellectual property and digital media rights related to President Trump for purposes of commercializing the various Private TMTG initiatives (the “Services Agreement”). Neither Private TMTG nor Digital World was a party to such agreement. On each of January 18, 2024 and February 9, 2024, Digital World received letters from counsel to UAV, a party to the Services Agreement. The letters contained certain assertions and enclosed a copy of the Services Agreement that had been declared void two and a half years earlier. Specifically, counsel for UAV claims that the Services Agreement grants UAV rights to (1) appoint two directors to TMTG and its successors (i.e., TMTG after the Business Combination), (2) approve or disapprove of the creation of additional TMTG shares or share classes and anti-dilution protection for future issuances and (3) a $1.0 million expense reimbursement claim. In addition, UAV asserts that the Services Agreement is not void ab initio and claims that certain events following the July 30, 2021 notification support its assertion that such Services Agreement was not void. On February 6, 2024, a representative of UAV sent a text message to a representative of a noteholder of TMTG suggesting that UAV might seek to enjoin the Business Combination. On February 9, 2024, Private TMTG received from counsel to UAV a letter similar to those letters received by Digital World, which also threatened Private TMTG with legal action regarding UAV’s alleged rights in Private TMTG, including, if necessary, an action to enjoin consummation of the Business Combination. On February 28, 2024, UAV filed a verified complaint against Private TMTG in the Chancery Court seeking declaratory and injunctive relief relating to the authorization, issuance, and ownership of stock in Private TMTG and filed a motion for expedited proceedings (C.A. No. 2024-0184-MTZ). On March 4, 2024, UAV filed an amended complaint, converting their action from a direct action to a purported derivative action, and adding members of the Private TMTG board as defendants. On March 9, 2024, the Chancery Court held a hearing to decide UAV’s motion to expedite proceedings. During the oral argument, Private TMTG agreed that any additional shares of Private TMTG issued prior to or upon the consummation of the Business Combination would be placed in escrow pending a resolution of the dispute between the parties. The Chancery Court entered an order consistent with the foregoing on March 15, 2024, and scheduled a status conference for April 1, 2024. On April 2, 2024, UAV filed a motion for leave to file a second amended complaint together with a motion for preliminary injunction and a motion for contempt and anti-suit injunction related to Private TMTG’s filing of a separate litigation against UAV and others in Florida state court. Private TMTG maintains that the contempt claims are meritless. On April 9, 2024, the Chancery Court granted the motion for leave to file a second amended complaint on April 9, 2024 and re-assigned the case to a new judge. On April 11, 2024, UAV filed its second amended complaint, naming the prior Defendants together with five new defendants—TMTG and the current directors on the TMTG Board who were not on Private TMTG’s board of directors. On April 22, 2024, all of the Defendants moved to vacate the Chancery Court’s prior order expediting the matter. Additionally, all of the Defendants moved to dismiss the second amended complaint. Following briefing and oral argument on the motion to vacate, on April 30, 2024, the Chancery Court vacated the prior provisions of the March 15 order expediting the matter. On May 6, 2024, UAV filed its Renewed Motion for Contempt of the March 15, 2024 Order against Private TMTG (“First Contempt Motion”) seeking, among other things, to enjoin Private TMTG and related parties from prosecuting certain claims in Florida state court. On May 8, 2024, the Chancery Court stayed discovery and granted a protective order with respect to all discovery served on Defendants and all other persons from whom discovery was being sought. On June 5, 2024, UAV filed for leave to again amend its complaint.  The Chancery Court granted the motion for leave to amend on July 8, 2024, and UAV filed its Third Amended Complaint on July 9, 2024. The Third Amended Complaint dismissed as defendants three current TMTG directors (W. Kyle Green, Linda McMahon, and Robert Lighthizer) and added four former Digital World directors (Frank J. Andrews, Patrick F. Orlando, Edward J. Preble, and Jeffrey A. Smith). On July 17, 2024, UAV filed a second contempt motion against Private TMTG and TMTG (“Second Contempt Motion”) alleging additional violations of the March 15 Order. On August 27, 2024, the Chancery Court denied both the First Contempt Motion and the Second Contempt Motion. On July 23, 2024, all of the defendants with the exception of Patrick F. Orlando moved to dismiss the Third Amended Complaint. On September 17, 2024, Mr. Orlando moved to dismiss the Third Amended Complaint. On October 8, 2024, UAV voluntarily dismissed Mr. Orlando with prejudice.

This matter remains pending.

Lawsuit Against ARC, Patrick Orlando, UAV, Andrew Litinsky, and Wesley Moss in Florida

On February 26, 2024, representatives of ARC Global Investments II, LLC (“ARC”) claimed to Digital World that after a “more comprehensive” review, the conversion ratio for Digital World Class B common stock into Digital World Class A common stock upon the completion of the Business Combination was approximately 1.8:1. ARC’s new claim also contradicted the previous assertion by Patrick Orlando, the managing member of ARC, that the conversion ratio was 1.68:1. Digital World’s board of directors viewed these claims as an attempt by Mr. Orlando to secure personal benefits, breaching his fiduciary duty to Digital World and its shareholders. Digital World and Private TMTG initiated a lawsuit against ARC in the Civil Division for the Twelfth Judicial Circuit Court in Sarasota County, Florida, on February 27, 2024 (Docket No. 2024-CA-001061-NC). The complaint sought a declaratory judgment affirming the appropriate conversion ratio as 1.34:1, as previously disclosed, damages for tortious interference with the contractual and business relationship between Private TMTG and Digital World, and damages for conspiracy with unnamed co-conspirators to interfere with the same. The complaint also sought damages for Mr. Orlando’s breach of fiduciary duty, which exposed Digital World to regulatory liability and resulted in an $18 million penalty, and for his continuous obstruction of Digital World’s merger with Private TMTG to extort various concessions that benefited only him and harmed Digital World and its shareholders. Furthermore, the complaint sought damages for the wrongful assertion of dominion over Digital World’s assets inconsistent with Digital World’s possessory rights over those assets. On March 8, 2024, Digital World voluntarily dismissed its declaratory judgment claim against ARC. On March 17, 2024, Digital World and Private TMTG filed an amended complaint, adding a claim for violation of Florida’s Deceptive and Unfair Trade Practices Act. Digital World further alleged breach of fiduciary duty of loyalty, breach of fiduciary duty of care, and conversion claims against Mr. Orlando. With respect to ARC, Digital World alleged aiding and abetting a breach of fiduciary duty. On April 3, 2024, Defendants ARC and Mr. Orlando filed a joint motion to dismiss the amended complaint or, in the alternative, to stay the proceeding pending the Delaware Action. Defendants ARC and Mr. Orlando also filed that same day a motion to stay discovery in the action. On May 29, 2024, Digital World moved to compel discovery from ARC and Mr. Orlando. On July 15, 2024, following a July 10 hearing, the Court entered an order denying the motion to stay discovery and motion to compel. Defendants ARC and Orlando have appealed that order. On July 29, 2024, the Court entered an order denying the motion to dismiss or, in the alternative, to stay the proceeding. On August 2, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal. On July 31, 2024, Digital World and Private TMTG filed a motion for leave to file a second amended complaint, which proposed to add allegations against ARC and Orlando related to pre-targeting and other misconduct as set forth in the SEC Complaint against Orlando, and naming UAV, Andrew Litinsky and Wesley Moss as additional defendants. On August 15, 2024, Digital World and Private TMTG filed a motion for temporary injunction seeking to enjoin the threatened sale of Digital World stock by Defendant ARC and one of the new defendants proposed to be added through the motion for leave to file a second amended complaint. On August 28, 2024, Digital World and Private TMTG filed a renewed motion to compel, seeking prior productions to the SEC and DOJ and other documents from Defendants ARC and Mr. Orlando. On August 30, 2024, the Court held a hearing to address several motions.  During the hearing, the Court granted Digital World and Private TMTG’s motion for leave to amend and denied their motion for temporary injunction.  The Court also denied the motion to stay pending appeal filed by Defendants ARC and Mr. Orlando. On September 4, 2024, Digital World and Private TMTG filed an expedited motion to compel, seeking production of ARC’s capitalization table, supporting documents, and an order requiring ARC to cooperate with Digital World and Private TMTG in advance of the expiration of the lock-up restriction.  On September 5, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the Second District Court of Appeal (C.A. No. 2D2024-1780). On September 12, 2024, the Court granted in part and denied in part the expedited motion to compel, ordering production of the capitalization table and supporting documents by September 13, 2024, at 12 p.m. On that same day, Defendants ARC and Mr. Orlando filed a notice of removal in the Middle District of Florida (C.A. No. 8:24-cv-02161). On September 13, 2024, Digital World and Private TMTG filed an emergency motion to remand to state court in the Middle District of Florida, which the Middle District granted on September 17, 2024.  On September 18, 2024, Digital World and Private TMTG filed an emergency motion for temporary injunction and contempt against ARC and Mr. Orlando in the state court action.  On that same day, the Court held a hearing during which it granted Digital World and Private TMTG’s motion for contempt, imposed a coercive sanction against ARC and Mr. Orlando of $5,000 per day until they complied with the court’s September 12 discovery order, and denied their motion for temporary injunction.  Defendants ARC and Orlando have appealed that order (C.A. No. 2D2024-02364). On October 1, 2024, Digital World and Private TMTG filed a motion for an order to show cause why ARC and Mr. Orlando should not be held in further contempt and subject to increased sanctions for their failure to comply with the Court’s September 18 contempt order. On October 18, 2024, the Second District Court of Appeal denied ARC and Mr. Orlando’s motion to stay pending appeal.  At a June 17, 2024, status hearing, the court agreed to schedule a trial for August 2025.

Litigation with ARC in Delaware

On February 29, 2024, ARC filed a lawsuit in the Court of Chancery of the State of Delaware (C.A. No. 2024-0186-LWW) against Digital World and its directors, alleging an impending violation of the Digital World Charter. ARC alleged that Digital World failed to commit to issue conversion shares to ARC that ARC claims it is owed upon the consummation of the Business Combination pursuant to the Charter. ARC claimed a conversion ratio of 1.81:1 and sought specific performance and damages for the alleged breach of the Digital World Charter, a declaratory judgment that the certain derivative securities of Digital World should be included in the calculation of the conversion ratio, a finding that the directors of Digital World breached their fiduciary duties, and a preliminary injunction to enjoin the Business Combination until Digital World “corrected” the conversion ratio. TMTG vigorously defended Digital World’s calculation of the conversion ratio and related rights. In addition to its complaint, ARC also filed a motion with the Chancery Court requesting that the case schedule be expedited to enable the Chancery Court to conduct an injunction hearing prior to the March 22, 2024, shareholder vote. On March 5, 2024, the Chancery Court denied ARC’s motion, stating that it would not conduct a merits or injunction hearing before March 22, 2024. Consequently, the Chancery Court also denied ARC’s request to postpone the Business Combination vote until after a merits hearing. The Chancery Court ruled that Digital World’s proposal to deposit disputed shares into an escrow account at the close of the Business Combination was adequate to prevent potential irreparable harm related to ARC’s share conversion. The Chancery Court also found that Digital World’s public disclosures about ARC’s claims and possible conversion scenarios at the close of the Business Combination further mitigated the risk of irreparable harm due to insufficient disclosure for the March 22, 2024, vote. As a result, on March 21, 2024, Digital World entered into two escrow agreements with Odyssey, as follows: (i) an escrow agreement for the benefit of ARC (the “ARC Escrow Agreement”), pursuant to which DWAC deposited into escrow 3,579,480 shares of TMTG shares of common stock (“Common Stock”), and (ii) an escrow agreement for the benefit of the Non-ARC Class B Shareholders (the “Non-ARC Class B Shareholders Escrow Agreement,” and together with the ARC Escrow Agreement, the “Disputed Shares Escrow Agreements”), pursuant to which TMTG deposited into escrow 1,087,553 shares of TMTG Common Stock, which amounts represent the difference between the actual conversion ratio, determined by Digital World’s board of directors upon closing of the Business Combination (which was determined to be 1.348:1), and a conversion ratio of 2.00. On September 16, 2024, the Chancery Court issued its order in this matter setting the conversion ratio at 1.4911:1.  The Chancery Court ruled against ARC on a substantial majority of its claims, reducing ARC’s proposed calculation of the conversion ratio of 1.81:1 by approximately 70% and holding that the former board members of Digital World did not breach any fiduciary duties in setting the conversion ratio calculation or in their public disclosures of the same. As a result of the Chancery Court’s order, a portion of the disputed conversion Common Stock held in escrow were released to ARC.  The release of Common Stock is subject to the terms and conditions of the ARC Escrow Agreement with the Escrow Agent and TMTG.   Accordingly, 785,825 shares of TMTG Common Stock, which represents the Court’s calculation for the difference between a ratio of 1.348:1 and 1.4911:1, were released from escrow (the “Court Ratio”).  Both parties still retain the option to file an appeal within 30 days after the Chancery Court’s final order. In connection with the Chancery Court’s final order, 238,692 Common Shares deposited in the Non-ARC Class B Shareholders Escrow Agreement, representing the Court Ratio, were released to the applicable holders, subject to the terms and conditions of the Non-ARC Class B Shareholders Escrow Agreement and the Securities Act of 1933, as amended. On October 23, 2024, ARC filed a motion for a $1,000.0 fee award.

Lawsuit Against UAV, Litinsky, Moss, and Orlando in Florida

On March 24, 2024, Private TMTG filed a lawsuit in the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (Docket No. 2024-CA-001545-NC) against UAV, Andrew Litinsky, Wesley Moss, and Patrick Orlando. In view of UAV’s repeated demands concerning its alleged stock ownership and director appointment rights, the complaint alleges claims for a declaratory judgment against UAV determining that the Services Agreement is unenforceable against Private TMTG. The complaint also asserts a claim for unjust enrichment against UAV based on its failure to competently provide services to the company. Finally, the complaint asserts claims for damages for (a) breach of the fiduciary duty of loyalty against Mr. Litinsky and Mr. Moss based on their dealings with Mr. Orlando, (b) aiding and abetting and conspiracy to breach fiduciary duty against Mr. Orlando based on the same events, and (c) breach of the fiduciary duty of care against Mr. Litinsky and Mr. Moss for their gross negligence in managing the company. On April 25, 2024, Private TMTG filed a motion to consolidate this lawsuit with Docket No. 2024-CA-001061-NC (described above) for purposes of discovery and pretrial proceedings, which was denied without prejudice on August 2, 2024.   On June 27, 2024, the court granted Mr. Moss, Mr. Litinsky, and UAV’s motion to stay proceedings pending resolution of the Delaware litigation involving UAV. The court also denied Private TMTG’s motion for an anti-suit injunction.  On July 3, 2024, Mr. Orlando filed a motion to dismiss. On July 17, 2024, Private TMTG sought review of the court’s order granting UAV’s motion to stay in Florida’s Second District Court of Appeal by filing a petition for a writ of certiorari with that court (Case No. 2D2024-1642).  The court subsequently denied UAV’s motion to enforce the stay and Private TMTG’s motion to stay the stay pending certiorari review on September 2, 2024, and September 23, 2024, respectively.

Litigation With Orlando in Delaware

On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Chancery Court seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”) (C.A. No. 2024-0264-LWW). Mr. Orlando’s allegations relate to certain provisions in the Digital World Charter, Digital World’s bylaws, and an indemnity agreement allegedly entered into between Mr. Orlando and Digital World. Mr. Orlando alleges that those certain provisions require Digital World to pay the legal fees Mr. Orlando incurred and will incur in connection with legal proceedings in which he is involved by reason of the fact that he is or was a director or officer of Digital World. Mr. Orlando seeks a court order that (i) declares that he is entitled to legal fees for certain proceedings described in the complaint, (ii) requires Digital World to pay for legal fees incurred and future legal fees to be incurred for those proceedings, (iii) requires Digital World to pay the fees incurred to bring the Advancement Lawsuit, and (iv) requires Digital World to pay pre- and post-judgment interest on the amounts owed to Mr. Orlando. On April 3, 2024, the Chancery Court entered a Stipulation and Advancement Order (“Stipulation”) stating that Mr. Orlando is entitled to advancement of attorneys’ fees and costs incurred with legal proceedings described in the Stipulation, subject to Digital World’s right to challenge the reasonableness of those attorneys’ fees and costs. The Stipulation further states that Mr. Orlando is entitled to fees incurred in connection with enforcement of advancement rights and sets forth procedures that will govern future requests for advancement of attorneys’ fees and costs.  As of October 28, 2024, TMTG had paid or agreed to pay more than $1.9M to Mr. Orlando’s attorneys pursuant to such Stipulation and TMTG’s other advancement obligations to Mr. Orlando. On April 23, 2024, Mr. Orlando filed a motion for leave to supplement the Advancement Lawsuit to add a claim for advancement of legal fees and expenses Mr. Orlando had incurred and would incur in connection with his defense of an action for declaratory judgment brought by members of ARC regarding Mr. Orlando’s removal as the managing member of ARC (the “ARC Removal Action”). Mr. Orlando also sought reimbursement for the legal fees and expenses incurred in connection with his supplement to the Advancement Lawsuit, and he sought pre-judgment and post-judgment interest on the amounts he claimed were owed to him. On August 1, 2024, plaintiffs in the ARC Removal Action dismissed their complaint without prejudice. On August 8, 2024, Mr. Orlando dismissed his supplemental claims in the Advancement Lawsuit without prejudice. The Advancement Lawsuit remains open on the Chancery Court’s docket.

Litigation with Orlando and Benessere in Miami, Florida

On April 2, 2024, Patrick Orlando and Benessere Investment Group, LLC (“Benessere”) filed suit against TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County Florida (Docket No. 2024-005894-CA-01). Orlando and Benessere seek a declaratory judgment that TMTG is restricted from disclosing material exchanged with Orlando and Benessere pursuant to a joint defense agreement previously entered into by the Parties in addition to a request for damages for any breach of the joint defense agreement. Also on April 2, 2024, Orlando and Benessere filed a motion for preliminary injunction for enforcement of the joint defense agreement. As of August 22, 2024, the motion for preliminary injunction had not been set for hearing.

Litigation with Odyssey Transfer & Trust Company in Delaware

On June 20, 2024, TMTG’s transfer agent, Odyssey filed an interpleader action in the U.S. District Court of the District of Delaware (C.A. No. 24-CV-00729). The complaint pertains to the ongoing dispute regarding share ownership between Michael Melkersen and ARC and includes TMTG as a nominal defendant. Odyssey is seeking an order from the Court discharging Odyssey of further liability and requiring ARC and TMTG to resolve their competing claims as to 716,140 Class A shares of TMTG and 25,000 TMTG warrants. On July 18, 2024, ARC filed a motion to dismiss for improper venue. On July 22, 2024, TMTG filed a motion for discharge and dismissal. On August 13, 2024, TMTG filed its answer and crossclaims against Mr. Melkersen and ARC. On August 21, 2024, ARC filed a motion to dismiss for lack of subject matter jurisdiction. This matter remains pending.

Litigation with RejuveTotal LLC in New York

On October 21, 2024, RejuveTotal LLC (“Rejuve”) filed suit against TMTG and its Chief Financial Officer in the Supreme Court of the State of New York, New York County (Index No. 655551/2024).  The complaint alleged breach of contract, and sought equitable relief as well as indemnification and reimbursement of costs and expenses, in connection with Rejuve’s role as Purchaser Representative under the Merger Agreement.  As of October 29, 2024, defendants in this matter had not yet been served.

NOTE 16 - SUBSEQUENT EVENTS

On each of October 1, October 7, October 14, and October 29, 2024, TMTG issued contingent consideration to WCT upon the achievement of operational milestones related to the opening of data centers, in accordance with the terms of the Asset Acquisition Agreement.

On October 3, 2024, the Company and its former Chief Operating Officer (“Former COO”) entered into a separation and release of claims agreement (the “Separation Agreement”) following the Former COO’s resignation effective September 28, 2024 (“Separation Date”).  Pursuant to the Separation Agreement, the Former COO is entitled to certain payments over fourteen months following the Separation Date, subject to his compliance with the terms of the Separation Agreement.

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

Prior to the Closing (as hereinafter defined), Private TMTG relied primarily on bridge financing, in the form of convertible promissory notes, to build the Truth Social platform. TMTG aims to use the proceeds from the Business Combination (as hereinafter defined) to catalyze growth, including through strategic investments in marketing, advertising sales, and the technology described below, while continuing to prioritize feature development and user experience. Private TMTG has historically incurred operating losses and negative cash flows from operating activities. For the reasons described below, TMTG expects to continue to incur operating losses and negative cash flows from operating activities for the foreseeable future, as it works to expand its user base, attracting more platform partners and advertisers. TMTG’s ability to become profitable and generate positive cash flow depends on TMTG’s success in growing its user base, platform partners, and advertisers. This growth is expected to come from the overall appeal of the Truth Social Platform.

TMTG may enhance this appeal through new initiatives or by acquiring new technologies. Private TMTG conducted extensive technological due diligence and testing regarding a particular, state-of-the-art technology that supports video streaming and provides a “home” for cancelled content creators, and which TMTG has worked to acquire and incorporate into its product offerings and/or services as soon as practicable. On April 16, 2024, TMTG announced that, after nine months of testing on its Web and iOS platforms, the Company has finished the research and development phase of a new live TV streaming platform and expects to begin scaling up its own content delivery network (“CDN”).

TMTG announced plans to roll out its streaming content in three phases:

•
Phase 1: Introduce Truth Social’s CDN for streaming live TV to the Truth Social app for Android, iOS, and Web.  On August 7, 2024, TMTG announced that TV streaming via Truth Social had become available via all three modalities.

•
Phase 2: Release stand-alone Truth Social over-the-top streaming apps for phones, tablets, and other devices.  As of October 21, 2024, TMTG had announced that Truth+ streaming had been released as a standalone product on Android, iOS, and Web.

•	Phase 3: Release Truth Social streaming apps for home TV. As of October 23, 2024, TMTG had announced that Truth+ streaming had been released on Apple TV, Android TV, and Amazon Fire TV.

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

Business Combinations

Reverse Merger

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

As of the Closing, (i) President Donald J. Trump beneficially held approximately 57.6% of the outstanding shares of TMTG common stock and (ii) the public stockholders of TMTG held approximately 21.9% of the outstanding shares of TMTG common stock.  As of the date of this Quarterly Report, President Donald J. Trump beneficially holds approximately 52.9% of the outstanding shares of TMTG common stock, including 36,000,000 Earnout Shares (as defined in the Merger Agreement). President Trump’s entitlement to the Earnout Shares was officially determined by TMTG on April 26, 2024 in accordance with the Merger Agreement, after which President Trump was issued the Earnout Shares.

WorldConnect Technologies

On July 3, 2024, TMTG, WorldConnect Technologies, L.L.C. (“WCT”), WorldConnect IPTV Solutions, LLC (“Solutions”) and JedTec, L.L.C. (“JedTec”) entered into an asset acquisition agreement (the “Asset Acquisition Agreement”), pursuant to which TMTG agreed to acquire substantially all of the assets of WCT or its affiliate, which mainly included certain agreements, including an option agreement (the “Option Agreement”), dated February 5, 2024, by and between WCT, Perception Group, Inc., Perception TVCDN Ltd., and FORA, FOrum RAčunalništva, d.o.o., as amended (each of the parties thereto other than WCT, collectively, “Perception”), as well as ancillary agreements related to the source code purchase (the “Source Code Purchase Agreement”) and support and maintenance (the “Support and Maintenance Agreement”, together with the Source Code Purchase Agreement, the “CDN Agreements”). The transaction closed on August 9, 2024, the date which was two business days after the Company implemented the Perception Software and Network (as defined below) with all back-end API services having become generally available on iOS, Google/Android, and web media services and with streaming enabled from at least one data-center (the “Closing Date”).

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

Pursuant to the Asset Acquisition Agreement, on the Closing Date, the Company agreed to issue to Solutions and JedTec as consideration up to 5,100,000 shares (the “Shares”) of TMTG common stock, 2,600,000 shares of which were issued on the Closing Date and 2,500,000 shares of which will be issuable upon the satisfaction of certain Milestones (as defined in the Asset Acquisition Agreement). In addition, with respect to all of the Shares, for a period of 12 months after the Closing Date, neither JedTec, Solutions nor their respective affiliates will be permitted to collectively sell an amount of the Shares during any consecutive two trading week period (the “Two Week Sale Period”) exceeding the “Set Percentage.” For the purposes of this restriction, the “Set Percentage” means a percentage of the average daily trading volume of the common stock during the immediately preceding two consecutive trading weeks as reported on primary exchange on which the common stock is traded (i.e., currently the NASDAQ) (the “Prior Two Week ADTV”). Unsold amounts from a Two Week Sale Period do not carry over to a subsequent Two Week Sale Period. The “Set Percentage” is 3% for the first nine months after the Closing Date and 5% from six to 12 months after the Closing Date. For example, if during the first nine months after the Closing date, a Prior Two Week ADTV is 5,000,000 shares, restricted holders cannot sell more than 150,000 shares during the following Two Week Sale Period. Under the same fact pattern during six to 12 months after the Closing Date, restricted holders could not sell more than 250,000 shares during such Two Week Sale Period.

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

TMTG entered into a registration rights agreement with Solutions and JedTec on the Closing Date, pursuant to which the TMTG will file a registration statement with the SEC to register for resale the Shares within 15 days following the Closing Date upon receiving a demand for registration from WCT. TMTG filed the registration statement on August 23, 2024, and it became effective on September 5, 2024.  TMTG will use its reasonable best efforts to cause such registration statement to remain effective until all the Shares covered by such registration statement have been sold.

Standby Equity Purchase Agreement

On July 3, 2024, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $2,500,000.0 of its Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. A registration statement covering the resale of 37,644,969 shares of Common Stock by Yorkville (Commission file number 333-280691) was filed on Form S-1 (the “Registration Statement”) in accordance with the SEPA and was declared effective by the SEC on July 15, 2024.

The per share subscription price Yorkville will pay for the shares is 97.25% of the Market Price during a one- or three-day pricing period elected by the Company. The “Market Price” is defined in the SEPA as the lowest daily VWAP (as defined below) during the one trading day, in the case of a one-day pricing period, or of the three consecutive trading days, in the case of a three-day pricing period, commencing on the trading day on which the Company delivers an Advance Notice to Yorkville. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s Common Stock for such date on NASDAQ as reported by Bloomberg L.P. during regular trading hours. There is no upper limit on the subscription price per share that Yorkville could be obligated to pay for the shares.

Yorkville is not obligated to subscribe to any shares under the SEPA which, when aggregated with all other shares of Common Stock then beneficially owned by Yorkville and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13d-3 promulgated thereunder), would result in the beneficial ownership by Yorkville and its affiliates to exceed 4.99% of the outstanding voting power or number of the Company’s Common Stock (the “Beneficial Ownership Limitation”).

As consideration for Yorkville’s commitment to purchase shares at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, on July 3, 2024 the Company agreed to pay YA Global II SPV, LLC, a subsidiary of Yorkville, (i) a structuring fee in the amount of $25.0 and (ii) a commitment fee in the form of 200,000 shares of Common Stock (the “Commitment Shares”). EF Hutton LLC (“EF Hutton”) acted as the exclusive placement agent in connection with the transactions contemplated by the SEPA, for which the Company issued to EF Hutton 125,000 shares of Common Stock (the “Placement Agent Shares”).

The Company shall not effect any sales under the SEPA and Yorkville shall not have any obligation to purchase shares under the SEPA to the extent that after giving effect to such purchase and sale the aggregate number of shares of Common Stock issued under the SEPA together with any shares of Common Stock issued in connection with any other transactions that may be considered part of the same series of transactions, where the average price of such sales would be less than $31.73 and the number of shares issued would exceed the number of shares representing 19.99% of the outstanding voting common stock as of June 25, 2024 (the “Exchange Cap”).

During the quarter ended September 30, 2024, Yorkville purchased 17,330,365 shares of Common Stock for prices between $14.31 and $36.13 per share, pursuant to the terms of the SEPA. Proceeds of these equity sales under the terms of the SEPA were approximately $339,463.1. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

As of the date of this Quarterly Report on Form 10-Q, the Company had offered and sold 17,530,365 shares of Common Stock to Yorkville pursuant to the SEPA, including the Commitment Shares.

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

Key Factors Affecting Results of Operations

Executive Promissory Notes

Private TMTG issued TMTG Executive Promissory Notes to certain executives prior to the Closing Date. The principal amounts of such notes were as follows: $1,150.0 for Devin Nunes, our Chief Executive Officer, $4,900.0 for Phillip Juhan, our Chief Financial Officer, and $200.0 for Andrew Northwall, our Chief Operating Officer, and the aggregate amount of such notes for other executives was $650.0. Private TMTG was not required to pay any interest pursuant to such notes. Upon the closing of the Merger, such notes automatically converted in whole, without any further action by the holders thereof, into 690,000 shares of TMTG common stock.

Inflation and the Global Supply Chain

Currently the U.S. economy is experiencing a bout of increased inflation, resulting in rising prices. The U.S. Federal Reserve, as well as its counterparts in other countries, have engaged in a series of interest rate hikes in an effort to combat rising inflation. Although inflation did not have a significant impact on our results of operations for the periods ended September 30, 2024 and 2023, we anticipate that inflation will have an impact on our business going forward, including through a material increase in our cost of revenue and operating expenses in the coming years, if not permanently. Continued or permanent rises in core costs could impact our growth negatively.

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

Components of Results of Operations

Revenue

As of the period ended September 30, 2024, all revenue has been derived from the advertising of products and services on the Truth Social platform. Advertising revenue is generated by displaying advertisements as posts (attributable to “Truth Ads”) in users’ Truth Social feeds.

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

For a description of TMTG’s revenue recognition policies, see Note 2, Significant Accounting Policies and Practices, in TMTG’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023, included in this Quarterly Report.

Cost of Revenue

Cost of revenue primarily encompasses expenses associated with generating advertising revenue, direct costs associated with the acquisition and licensing of content, and streaming delivery costs of our CDN, excluding depreciation and amortization expense.

TMTG expects cost of revenue to increase significantly in the foreseeable future as it expands its Truth Social and Truth+ platforms. Such increases will likely include investment in infrastructure and other direct costs such as revenue share expenses, allocated facility costs, and traffic acquisition costs (“TAC”).

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

Depreciation and Amortization Expense

Depreciation expense consists primarily of depreciation of computer software and computer equipment. Amortization expense consists of amortization of intangible assets.

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

Interest Expense

Interest expense consists of accreted interest expense on Private TMTG’s outstanding convertible promissory note obligations and assumed debt from the WCT acquisition, amortization of deferred financing costs, other related financing expenses and the post-merger interest expense related to DWAC’s Note Purchase Agreements. The convertible promissory notes (net of any related debt issuance costs) accreted interest using the respective effective interest rate method until the debt was extinguished.

Interest Income

Interest income consists of interest earned from banking institutions and through repurchase agreements.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023.

The results of operations presented below should be reviewed in conjunction with TMTG’s unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2024 and 2023, together with the related notes thereto, included elsewhere in this Quarterly Report.

The following table sets forth TMTG’s unaudited statements of operations for the three months ended September 30, 2024 and 2023, and the dollar and percentage change between the two periods:

(in thousands)	For the three months ended September 30, 2024	For the three months ended September 30, 2023	Variance, $	Variance, %
	(unaudited)
Revenue	$1,010.9	$1,071.3	$(60.4)	(6%)
Operating costs and expenses:
Cost of Revenue	123.3	41.3	82.0	199%
Research and development	3,893.7	2,202.7	1,691.0	77%
Sales and marketing	2,189.4	333.6	1,855.8	556%
General and administration	17,697.0	1,509.0	16,188.0	1,073%
Depreciation and amortization	762.2	14.7	747.5	5,085%

Total operating costs and expenses	24,665.6	4,101.3	20,564.3	501%

(in thousands)	For the three months ended September 30, 2024	For the three months ended September 30, 2023	Variance, $	Variance, %
	(unaudited)
Operating income/(loss)	(23,654.7)	(3,030.0)	(20,624.7)	681%
Other income:
Interest expense	(246.7)	(15,071.9)	14,825.2	(98%)
Interest income	4,653.0	-	4,653.0	-
Change in fair value of derivative liabilities	-	(7,931.2)	7,931.2	(100%)
Loss before income tax expense	(19,248.4)	(26,033.1)	6,784.7	(26)%
Income tax expense	-	-	-	-

Net Loss	$(19,248.4)	$(26,033.1)	$6,784.7	(26)%

Revenues

Revenues decreased approximately $60.4, or 6%, to approximately $1,010.9 for the three months ended September 30, 2024 compared to revenue of approximately $1,071.3 for the three months ended September 30, 2023. The decrease was attributable to a change in a revenue share agreement with one of our advertising partners, which was intended to improve the Company’s short-term, pre-Business Combination financial position. Additionally, revenue has varied as we selectively test a nascent advertising initiative on the Company’s Truth Social platform.

Cost of revenue  expenses

Cost of revenue increased approximately $82.0, or 199%, to approximately $123.3 for the three months ended September 30, 2024 compared to approximately $41.3 for the three months ended September 30, 2023. The increase was primarily due to content license and data center lease costs that support the Truth+ platform.

Research and Development Expense

Research and development expense increased approximately $1,691.0, or 77%, to $3,893.7 for the three months ended September 30, 2024 compared to $2,202.7 for the three months ended September 30, 2023. The increase was primarily due to higher software and server costs related to the development and launch of Truth+.

Sales and Marketing Expense

Sales and marketing expense increased approximately $1,855.8, or 556%, to $2,189.4 for the three months ended September 30, 2024 compared to approximately $333.6 for the three months ended September 30, 2023. The increase was driven almost entirely by an increase in marketing expense following access to additional capital.

General and Administration Expense

General and administration expense increased approximately $16,188.0 or 1,073%, to $17,697.0 for the three months ended September 30, 2024 compared to $1,509.0 for the three months ended September 30, 2023. The increase was primarily due to higher legal, software license, insurance, accounting, and finance fees during the third quarter of 2024.

Depreciation and amortization

Depreciation and amortization expense increased approximately $747.5, or 5,085%, to approximately $762.2 for the three months ended September 30, 2024 compared to approximately $14.7 for the three months ended September 30, 2023.  The increase in depreciation and amortization expense was due to the acquisition of software and hardware utilized to place our CDN into service as part of our launch of streaming video through Truth+.

Change in the Fair Value of Derivative Liabilities

The loss from the change in the fair value of the derivative liabilities of the Private TMTG Convertible Notes decreased 100% from $7,931.2 for the three months ended September 30, 2023. All Private TMTG Convertible Notes were automatically converted into shares of our common stock immediately prior to Closing of the Business Combination on March 25, 2024. The issuance of Private TMTG common stock upon conversion of the Private TMTG Convertible Notes extinguished the derivative liabilities immediately prior to the Closing. Therefore, there was no derivative liability as of September 30, 2024 and no adjustment to earnings pertaining to the Private TMTG Convertible Notes derivative liabilities during the third quarter of 2024.

Interest Expense

Interest expense decreased approximately $14,825.2, or 98%, to approximately $246.7 for the three months ended September 30, 2024 compared to interest expense of approximately $15,071.9 for the three months ended September 30, 2023. The decrease was primarily due to the conversion of Private TMTG convertible promissory notes into common stock, thus no longer accruing accreted interest as compared to the three months ended September 30, 2023.

Interest Income

Interest income increased to approximately $4,653.0 for the three months ended September 30, 2024 compared to $0.0 for the three months ended September 30, 2023. The increase was due primarily to interest earned in the third quarter of 2024 on cash holdings in a money market account and interest earned through a repurchase agreement.

Income Tax Expense

TMTG did not record an income tax benefit for the three months ended September 30, 2024 and 2023, as no net credit was recognized due to the uncertainty of realizing future tax benefits from the NOL carryforwards and other deferred tax assets. TMTG has established a full valuation allowance to offset its net deferred tax assets due to these uncertainties.

Comparison of the nine months ended September 30, 2024 and 2023.

The results of operations presented below should be reviewed in conjunction with TMTG’s unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2024 and 2023, together with the related notes thereto, included elsewhere in this Quarterly Report.

The following table sets forth TMTG’s unaudited statements of operations for the nine months ended September 30, 2024 and 2023, and the dollar and percentage change between the two periods:

(in thousands)	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023	Variance, $	Variance, %
	(unaudited)
Revenue	$2,618.3	$3,379.6	$(761.3)	(23%)
Operating costs and expenses:
Cost of revenue	252.9	123.8	129.1	104%
Research and development	41,913.9	7,212.2	34,701.7	481%
Sales and marketing	4,435.1	978.1	3,457.0	353%
General and administration	95,910.7	5,666.7	90,244.0	1,593%
Depreciation and amortization	771.5	47.6	723.9	1,521%

Total operating costs and expenses	143,284.1	14,028.4	129,255.7	921%

(in thousands)	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023	Variance, $	Variance, %
	(unaudited)
Operating loss	(140,665.8)	(10,648.8)	(130,017.0)	1,221%
Other income:
Interest expense	(2,906.5)	(37,702.5)	34,796.0	(92%)
Interest income	6,814.5	-	6,814.5	-
Loss on the extinguishment of debt	(542.3)	-	(542.3)	-
Change in fair value of derivative liabilities	(225,916.0)	(660.2)	(225,255.8)	34,119%
Loss before income tax expense	(363,216.1)	(49,011.5)	(314,204.6)	641%
Income tax expense	-	-	-	-
Net loss	$(361,216.1)	$(49,011.5)	$(314,204.6)	641%

Revenues

Revenues decreased approximately $761.3, or 23%, to approximately $2,618.3 for the nine months ended September 30, 2024 compared to revenue of approximately $3,379.6 for the nine months ended September 30, 2023. A significant portion of the decrease was attributable to a change in a revenue share agreement with one of our advertising partners, which was intended to improve the Company’s short-term, pre-Business Combination financial position. Additionally, revenue has varied as we selectively test a nascent advertising initiative on the Company’s Truth Social platform.

Cost of revenue expense

Cost of revenue increased approximately $129.1, or 104%, to approximately $252.9 for the nine months ended September 30, 2024 compared to approximately $123.8 for the nine months ended September 30, 2023. The increase was primarily due to content license and data center lease costs that support the Truth+ platform.

Research and Development Expense

Research and development expense increased approximately $34,701.7 or 481%, to approximately $41,913.9 for the nine months ended September 30, 2024 compared to approximately $7,212.2 for the nine months ended September 30, 2023. The increase was primarily driven by $30,142.5 of non-cash stock-based compensation expense recorded in the first quarter of 2024 related to the issuance of convertible notes to certain vendors engaged in the development of our live TV streaming platform.

Sales and Marketing Expense

Sales and marketing expense increased by approximately $3,457.0, or 353%, to approximately $4,435.1 for the nine months ended September 30, 2024 compared to approximately $978.1 for the nine months ended September 30, 2023. The increase was primarily driven by a $2,511.3 increase in marketing expense following access to additional capital and a $600.0 bonus paid to an entity owned by a former director of and consultant to Private TMTG, as further described herein.

General and Administration Expense

General and administration expense increased by approximately $90,244.0, or 1,593%, to approximately $95,910.7 for the nine months ended September 30, 2024 compared to approximately $5,666.7 for the nine months ended September 30, 2023. The increase was primarily due to merger related costs including $54,445.5 of non-cash stock-based compensation expense recorded in the first quarter of 2024 in connection with the issuance of Private TMTG Promissory Notes issued to Company executives (and one consultant) that converted into shares of our common stock upon execution of the Merger.  Additionally, the Company experienced higher legal, insurance, software license, accounting, finance, and other merger-related costs.

Depreciation and amortization

Depreciation and amortization expense increased approximately $723.9, or 1,521%, to approximately $771.5 for the nine months ended September 30, 2024 compared to approximately $47.6 for the nine months ended September 30, 2023.  The increase in depreciation and amortization expense was due to the acquisition of software and hardware utilized to place our CDN into service as part of our launch of streaming video through Truth+.

Change in the Fair Value of Derivative Liabilities

The loss from the change in the fair value of the derivative liabilities of the Private TMTG Convertible Notes increased by approximately $225,255.8, or 34,119%, to approximately $225,916.0 for the nine months ended September 30, 2024, compared to approximately $660.2 the nine months ended September 30, 2023. All Private TMTG Convertible Notes were automatically converted into shares of our common stock immediately prior to Closing of the Business Combination, and pursuant to ASC 815, the derivative liabilities were revalued immediately prior to the conversion of the Private TMTG Convertible Notes on March 25, 2024, when our closing share price was $49.95 per share. The substantial increase in the value of our common stock when combined with the certainty of our execution of the Merger were primarily responsible for the increase in the change in fair value of the derivative liabilities. The increase in the fair value of the derivative liabilities is a non-cash expense and the issuance of Private TMTG common stock upon conversion of the Private TMTG Convertible Notes extinguished the derivative liabilities immediately prior to the Closing. Therefore, there was no derivative liability as of September 30, 2024 and there will no longer be future earnings adjustments pertaining to the Private TMTG Convertible Notes derivative liabilities.

Interest Expense

Interest expense decreased by approximately $34,796.0, or 92%, to approximately $2,906.5 for the nine months ended September 30, 2024 compared to approximately $37,702.5 for the nine months ended September 30, 2023. The decrease was due primarily to the conversion of Private TMTG convertible promissory notes to common stock, thus no longer accruing accreted interest as compared for the nine months ended September 30, 2023.

Interest Income

Interest income increased to approximately $6,814.5 for the nine months ended September 30, 2024 compared to $0.0 for the nine months ended September 30, 2023. The increase was due to interest earned in the third quarter of 2024 on cash holdings in a money market account and interest earned through a repurchase agreement.

Income Tax Expense

TMTG did not record an income tax benefit for the nine months ended September 30, 2024 and 2023, as no net credit was recognized due to the uncertainty of realizing future tax benefits from the NOL carryforwards and other deferred tax assets. TMTG has established a full valuation allowance to offset its net deferred tax assets due to these uncertainties.

Liquidity and Capital Resources

Historically, Private TMTG financed operations primarily through cash proceeds from the Private TMTG Convertible Notes. Our primary short-term requirements for liquidity and capital are to fund general working capital.

TMTG is currently seeking to (1) grow its initial product, Truth Social; (2) increase its product offerings and services, including through further development of its streaming technology platform, Truth+; and (3) pursue strategic acquisitions and/or partnerships. TMTG intends to fund these activities through a combination of deploying cash on hand, generating advertising revenues, issuing equity (including 5,100,000 shares in connection with an asset acquisition agreement signed on July 3, 2024), and/or selling stock pursuant to that certain Standby Equity Purchase Agreement dated July 3, 2024.

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

As of September 30, 2024 and December 31, 2023, the cash and cash equivalents and short-term investments balance totaled approximately $672,878.2 and $2,572.7, respectively. The $670,305.5 increase in the Company’s cash and cash equivalents and short-term investments in the first nine months of 2024 is primarily due to cash proceeds of $233,017.5 from the merger with DWAC, $47,455.0 from the issuance of convertible notes, $117,949.8 from the exercise of warrants (net of cash issuance costs), and $336,554.4 from the issuance of common stock (net of repurchases). Cash and cash equivalents consist of interest-bearing deposits held at financial institutions. Cash deposits are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) limitations. Short-term investments consist of a repurchase agreement in which we loan our cash over 1 to 3 days to a seller in exchange for interest earned on debt securities collateralizing the loan.  The seller retains a beneficial interest in the securities serving as collateral.

Cash Flows

The following table shows our cash flows provided by (used in) operating activities, investing activities and financing activities for the stated periods:

(in thousands)	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023	Variance	Variance %
	(unaudited)
Net cash used in operating activities	(52,640.0)	(10,467.2)	(42,172.8)	403%
Net cash used in investing activities	(312,773.7)	(2.2)	(312,771.5)	>100%
Net cash provided by financing activities	$734,976.8	$2,500.0	$732,476.7	>100%

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was approximately $52,640.0 compared to $10,467.2 used in operating activities during the nine months ended September 30, 2023. The increase in cash used in operating activities was primarily driven by $37,189.0 of higher year-to-date expenses (including higher legal, insurance, marketing, software license, accounting, finance, and other merger-related costs) and $6,580.0 of merger-related cash bonuses paid in March and April of 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was approximately $312,773.7 compared to $2.2 used in investing activities during the nine months ended September 30, 2023. The substantial increase was due to the following: $300,742.5 of cash outflows to short-term investments, a $7,000.0 cash payment related to the acquisition of WorldConnect Technologies, and approximately $5,031.2 of cash disbursements related to placing our data centers into service.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $734,976.7 compared to $2,500.0 provided by financing activities for the nine months ended September 30, 2023. The increase was due to cash proceeds of $233,017.5 from the merger with DWAC, $47,455.0 from the issuance of convertible notes, $117,949.8 from the exercise of warrants, and $336,554.4 from the issuance of common stock (net of repurchases).

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

Liquidity and Going Concern

As of September 30, 2024, TMTG held cash, cash equivalents, and short-term investments of approximately $672,878.2, a $670,305.5 increase from $2,572.7 at December 31, 2023.  For the nine months ended September 30, 2024, the Company raised $734,976.7 of cash proceeds through financing activities including $233,017.5 from the merger with DWAC, $47,455.0 from the issuance of convertible notes, $117,949.8 from the exercise of warrants, and $336,554.4 from the issuance of common stock (net of repurchases). The cash flow from finance activities was partially offset by $52,640.0 of cash consumed by operations (including transaction related cash disbursements) and investments of $12,031.2 in acquisitions and capital equipment.  The resulting positive working capital position (i.e., $682,126.5 of current assets less $14,363.0 of current liabilities) and no debt on the balance sheet support the Company’s view that there is not substantial doubt regarding the Company’s ability to continue as a going concern as of September 30, 2024, and the substantial doubt as of December 31, 2023, has been mitigated. In short, the Company believes it has sufficient working capital to fund operations for at least the next twelve months from the date of issuance of the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2024, TMTG did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with TMTG is a party, under which it has any obligation arising under a guaranteed contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Interest Rate Risk

Our cash and cash equivalents are comprised of demand deposits in bank accounts held at financial institutions.   Our investments through a repurchase agreement, which is collateralized by fixed income securities of the borrower, are subject to interest rate risks, although due to the 1 to 3 day duration of each repurchase agreement, a change in the interest rate would primarily impact interest earned on future repurchases.  If the change in interest rate resulted in a material increase to the value of the collateralized security, at the seller’s discretion, we may be obligated to pay the seller for such an increase upon their repurchase of the security.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Credit Risk

As of September 30, 2024 and 2023, effectively all of our cash and cash equivalents were maintained with a large financial institution. We have reviewed the financial statements of our banking institution and believe it currently has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

As of September 30, 2024 and 2023, two advertising partners combined represented in excess of 90% of accounts receivable.

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

The preparation of TMTG’s financial statements in conformity with GAAP requires it to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although TMTG believes that the estimates it uses are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. TMTG’s significant accounting policies are described in Note 2 to TMTG’s unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2024 and 2023, included in this Quarterly Report. TMTG’s critical accounting policies are described below.

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

Software Development Costs. We expense software development costs, including costs to develop software products or the software component products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility typically is reached shortly before the release of such products. As a result, development costs that meet the criteria for capitalization were not material for the nine months ended September 30, 2024.

Software development costs also include costs to develop software to be used solely to meet internal needs and cloud-based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the nine months ended September 30, 2024.

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

The fair value of the repurchase agreement is based on quoted market prices of the counter-party collateral as a Level 1 input.

The derivative liability component of Private TMTG Convertible Notes were classified as Level 3 due to significant unobservable inputs. Historically, the estimated fair value of the conversion feature of the derivative liability has been based on traditional valuation methods including Black-Scholes option pricing models and Monte Carlo simulations.

Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires TMTG to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, the fair value of assets acquired and liabilities assumed in business acquisitions, the assessment of recoverability of our goodwill and long-lived assets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates include assumptions used in the fair value of equity instruments, the valuation allowance against deferred tax assets, the estimates of fair value of derivative liabilities, recoverability of goodwill and intangibles, fair value of short-term investments, useful lives of property and equipment, earn-out shares, and stock-based compensation.

Recent Accounting Pronouncements

See Note 2 to TMTG’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023.

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

Under the supervision and with the participation of TMTG’s management, including its Certifying Officers, TMTG carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with the preparation of our consolidated financial statements as of and for the years ended December 31, 2023 and 2022, TMTG’s management identified a material weakness in its internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected on a timely basis. TMTG’s management determined that the material weakness primarily related to its failure to design and maintain formal accounting policies, processes, and controls to analyze, account for and properly disclose income recordation as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation. TMTG is committed to remediating the material weaknesses described above and continuing remediation efforts during 2024. We have implemented several remediation measures including, but not limited to hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions as well as adding personnel to assist with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. While our efforts are ongoing, we plan to continue to take additional steps to remediate the material weaknesses, improve our financial reporting systems, and implement new policies, procedures, and controls; however, we cannot guarantee those measures will prevent or detect material weaknesses in the future.

Although we intend to continue with our remediation efforts mentioned above, and we have designed and documented formal internal controls over financial reporting, all identified material weaknesses continue to exist as of the date of this Quarterly Report and we cannot provide any assurance that we, or our independent registered public accounting firm, will not identify new material weaknesses in our internal controls over financial reporting in the future. While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded through testing, that the newly implemented and enhanced controls are designed and operating effectively. We are working to remediate the material weaknesses as efficiently and effectively as possible but expect that full remediation could potentially go beyond December 31, 2024. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, incur significant costs, and place significant demands on our financial and operational resources.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

TMTG expects to fully launch Phase 1 by the end of 2024.  On August 7, 2024, TMTG announced that TV streaming had become available via all three modalities.  TMTG is developing Beta versions of Phases 2 and 3 to follow shortly after the launch of the beta version of Phase 1. As of October 21, 2024, TMTG had announced that Truth+ streaming had been released as a standalone product on Android, iOS, and Web.  As of October 23, 2024, TMTG had announced that Truth+ streaming had been released on Apple TV, Android TV, and Amazon Fire TV.  TMTG anticipates starting to generate revenue from this technology during 2025, contingent upon the successful implementation of all three phases.

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

The suit alleged business fraud relating to misrepresentations in the preparation of President Donald J. Trump’s annual statements of financial condition in the years 2011 through 2021. President Donald J. Trump had previously been held in civil contempt in April 2022 for failing to comply with a subpoena for documents during the course of the New York Attorney General’s investigation related to these charges. In June 2023, a New York appeals court narrowed the fraud case, the trial for which commenced in October 2023 and closing oral arguments were concluded on January 11, 2024. New York Supreme Court Justice Arthur Engoron, in a Decision and Order dated February 16, 2024, held President Donald J. Trump and defendants liable under the following five causes of action. Specifically, (i) for repeatedly and persistently falsifying business records, thus violating Executive Law § 63(12) and New York Penal Law 175.05; (ii) for conspiracy to falsify business records; (iii) for repeatedly and persistently issuing false financial statements, thus violating Executive Law § 63(12) and New York Penal Law 175.45; (iv) for repeatedly and persistently committing insurance fraud in violation of Executive Law § 63(12) and New York Penal Law 176.05; and (v) for conspiracy to commit insurance fraud. The court ordered President Donald J. Trump and defendants to pay approximately $354,868,768 in aggregate disgorgement of ill-gotten gains, including $168,040,168 with pre-judgment interest from March 4, 2019; $126,828,600, with pre-judgment interest from May 11, 2022, and $60,000,000, with pre-judgment interest from June 26, 2023. The trial court enjoined President Donald J. Trump, among others, from serving as an officer or director of any New York corporation or other legal entity in New York for a period of three years, and from applying for loans from any financial institution chartered by or registered with the New York Department of Financial Services for a period of three years. However, the foregoing injunctions were subsequently stayed pending appeal, and a five-judge panel of the Appellate Division, First Judicial Department heard oral arguments on September 26, 2024.

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

On March 30, 2023, the Manhattan District Attorney indicted President Donald J. Trump on 34 counts of falsifying business records in the first degree under the New York State Penal Law, in connection with a so-called “hush money” payment made before the 2016 presidential election. On May 30, 2024, President Trump was found guilty on all 34 counts.  President Trump subsequently filed a motion to set aside the jury verdict and dismiss the indictment following the U.S. Supreme Court’s decision regarding presidential immunity (described below).  The decision on the motion is scheduled to be handed down on November 12, 2024, with sentencing, if necessary, to follow on November 26, 2024.

On May 9, 2023, a jury found President Donald J. Trump liable for both battery and defamation against E. Jean Carroll, and Ms. Carroll was awarded $5 million in total damages for both claims (the latter of which arose from a 2022 post by President Donald J. Trump on Truth Social). The jury also determined that Ms. Carroll did not prove, by a preponderance of the evidence, that President Donald J. Trump raped her. On July 19, 2023, a federal district court judge denied President Donald J. Trump’s request for a new trial and/or reduction in damages. President Donald J. Trump appealed, and a panel of the U.S. Court of Appeals for the Second Circuit heard oral arguments on September 6, 2024. On January 26, 2024, following a second civil trial in the U.S. District Court for the Southern District of New York, Ms. Carroll was awarded an additional $83.3 million in connection with statements made by President Donald J. Trump in 2019. On February 7, 2024, the judge denied President Donald J. Trump’s motion for a mistrial. An appeal is pending. President Donald J. Trump’s countersuit against Ms. Carroll for defamation was dismissed on August 7, 2023.

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

On August 1, 2023, President Donald J. Trump was indicted by the special counsel on four (4) additional federal charges—conspiracy to violate rights, conspiracy to defraud the government, and one count each of obstructing an official proceeding and conspiring to do so—in connection with the 2020 election and events related to the certification thereof on January 6, 2021. President Donald J. Trump pleaded not guilty, and moved to dismiss the indictment based on presidential immunity. On July 1, 2024, the U.S. Supreme Court held that the President is entitled to absolute immunity from criminal prosecution for acts within his conclusive and preclusive constitutional authority, and at least presumptive immunity from prosecution for all his official acts. The U.S. Supreme Court determined that President Trump was absolute immune from prosecution for certain conduct alleged in the indictment, but remanded the case to the U.S. District Court for the District of Columbia for further proceedings consistent with its opinion.  On August 27, 2024, the special counsel filed a superseding indictment.

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

The terms of a license agreement with President Donald J. Trump are not terminable by TMTG when it may be desirable to TMTG. In addition, the license agreement does not require President Donald J. Trump to use Truth Social in certain circumstances, including with respect to posts that he determines, in his sole discretion, to be politically-related. If TMTG disagrees with President Donald J. Trump about the scope of his obligation to use, or first post on, Truth Social, TMTG lacks any meaningful remedy with respect to such disagreement — which could have a material adverse effect on the business and/or operations of TMTG.

The operative version of a License, Likeness, Exclusivity and Restrictive Covenant Agreement that Private TMTG entered into with President Donald J. Trump (the “License Agreement”) allows TMTG to use “Trump Media & Technology Group Corp.” as its name and to use the name and likeness of President Donald J. Trump, subject to certain limitations.  The License Agreement includes a provision that obligates President Donald J. Trump to make any non-political social media post from any of his personal (i.e., non-business) accounts on Truth Social and to refrain from making the same post on another social media site for 6 hours (the “Exclusivity Obligation”). Thereafter, he is free to post on any site to which he has access. Thus, TMTG has limited time to benefit from his posts and followers may not find it compelling to use Truth Social to read his posts that quickly.

In addition, he may make any post that he deems, in his sole discretion, to be politically-related (“Political Related Posts”) on any social media site at any time, regardless of whether that post originates from a personal account. Most or all of President Donald J. Trump’s social media posts as a candidate for president may be deemed by him to be politically related. For example, certain video posts initially made by his campaign to other social media platforms in June 2024 were not posted in exactly the same form on Truth Social. Consequently, TMTG may lack any meaningful remedy if President Donald J. Trump minimizes his future use of Truth Social and/or broadly construes the definition of Political Related Posts.

President Donald J. Trump may terminate the Exclusivity Obligation upon thirty days prior written notice provided at any time on or after February 2, 2025. From and after termination of the Exclusivity Obligation, President Donald J. Trump must make reasonable, good faith efforts to contemporaneously post on Truth Social any non-political posts that he makes from a personal account to another social media platform. However, that obligation is also subject to the exception for Political Related Posts.

Under the License Agreement with President Donald J. Trump, neither the personal nor political conduct of President Donald J. Trump, even if such conduct could negatively reflect on TMTG’s reputation or brand or be considered offensive, dishonest, illegal, immoral, or unethical, or otherwise harmful to TMTG’s brand or reputation, will be considered a breach of the license agreement. TMTG expressly acknowledges the controversial nature of being associated with President Donald J. Trump and the possibility of any associated controversies affecting TMTG adversely.

TMTG Sub may not terminate the License Agreement based on the personal or political conduct of President Donald J. Trump, even if such conduct could negatively reflect on TMTG’s reputation or brand or be considered offensive, dishonest, illegal, immoral, or unethical, or otherwise harmful to TMTG’s brand or reputation. Further, TMTG Sub may be obligated to indemnify President Donald J. Trump for losses of any type that relate in any way to the License Agreement, including any such losses attributable to President Donald J. Trump’s own offensive, dishonest, illegal, immoral, unethical or otherwise harmful conduct.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended September 30, 2024, Yorkville purchased 17,330,365 shares of Common Stock for prices between $14.31 and $36.13 per share, pursuant to the terms of the SEPA. Proceeds of these equity sales under the terms of the SEPA were approximately $339,463.1. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. The proceeds from such sales were used for working capital and general corporate purposes.

(b) Not applicable.

(c) None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

(a) None.

(b) None.

(c) On August 9, 2024, Phillip Juhan, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.  Mr. Juhan’s trading plan provides for the sale of an aggregate of 400,000 shares of our common stock between November 2024 and December 2005.

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

10.1†+
Asset Acquisition Agreement, dated July 3, 2024, by and among the Company, WorldConnect Technologies, L.L.C., WorldConnect IPTV Solutions, LLC and JedTec, L.L.C. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on July 3, 2024).

10.2†+
Amended and Restated Option Agreement, dated July 3, 2024, by and between WorldConnect Technologies, L.L.C., Perception Group, Inc., Perception TVCDN Ltd., and FORA, FOrum RAčunalništva, d.o.o. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on July 3, 2024).

10.3
Standby Equity Purchase Agreement, dated July 3, 2024, by and between the Company and YA II PN, LTD. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on July 3, 2024).

10.4+
Form of Registration Rights Agreement, by and among the Company, WorldConnect IPTV Solutions, LLC and JedTec, L.L.C. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on July 3, 2024).

10.5+
Registration Rights Agreement, dated August 9, 2024, by and among the Company, WorldConnect IPTV Solutions, LLC and JedTec, L.L.C. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 9, 2024).

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
+ Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Company treats as private or confidential. The Company hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Date: November 5, 2024	By:	/s/ Devin Nunes
	Name:	Devin Nunes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Phillip Juhan
	Name:	Phillip Juhan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)