Form 10-K
period 2024-12-31
Trump Media & Technology Group Corp.
filed 2025-02-14
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-40779

Trump Media & Technology Group Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-4293042
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

401 N. Cattlemen Rd., Ste. 200 Sarasota, Florida	34232
(Address of principal executive offices)	(Zip Code)

(941) 735-7346
(Registrant’s telephone number, including area code)

Not applicable
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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of June 28, 2024, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.49 billion based on the closing price per share of the registrant’s common stock, on June 28, 2024, as reported by the Nasdaq Stock Market. For the purposes of this disclosure, shares of common stock held by each executive officer, director and affiliate based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 12, 2025, there were 220,065,365 shares of the registrant’s common stock, par value $0.0001 per share (the “common stock”), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

The registrant has been a smaller reporting company under applicable Securities and Exchange Commission rules and regulations. As a result of the measurement of the registrant’s public float as of the June 30, 2024 determination date, the registrant will no longer qualify as a smaller reporting company. However, pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, the registrant is not required to reflect the change in its smaller reporting company status or comply with the non-scaled disclosure obligations until the registrant’s first quarterly report on Form 10-Q for the quarter ending March 31, 2025. In accordance with applicable rules, the registrant is permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K (and in the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, portions of which are incorporated by reference into Part III hereof), and has elected to do so.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report on Form 10-K of Trump Media & Technology Group Corp. are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties (some of which are beyond our control) and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including risks and uncertainties that could delay, divert or change these expectations, and could cause actual results to differ materially from those projected in these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

This report contains market data and industry forecasts that were obtained from industry publications. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this report is generally reliable, such information is inherently imprecise and subject to change.

All written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely on the forward-looking statements we make or that are made on our behalf as predictions of future events. We undertake no obligation and specifically decline any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

We encourage you to read the management’s discussion and analysis of our financial condition and results of operations and our consolidated financial statements contained in this Annual Report on Form 10-K. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements, projections and estimates.

FREQUENTLY USED TERMS

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to TMTG. All references herein to the “Board” refer to the board of directors of TMTG. References to “DWAC” or “Digital World” refer to our predecessor company prior to the consummation of the Business Combination.

In this document:

“Annual Report” means this Annual Report on Form 10-K of Trump Media & Technology Group Corp. for the year ended December 31, 2024.

“Board” or “TMTG Board” means the board of directors of TMTG.

“Business Combination” means the merger and related transactions between Private TMTG and Digital World Acquisition Corp. that were consummated on March 25, 2024, and resulted in Digital World being renamed to “Trump Media & Technology Group Corp.”

“Bylaws” means the Amended and Restated Bylaws of the Company.

“Code” means the Internal Revenue Code, as amended.

“Company” “TMTG” “we” “our” or “us” means Trump Media & Technology Group Corp.

“Company common stock” or “TMTG common stock” or “common stock” means the common stock, par value $0.0001 per share, of the Company following the Business Combination.

“DGCL” means the Delaware General Corporation Law.

“Digital World” or “DWAC” means Digital World Acquisition Corp., a Delaware corporation, TMTG’s predecessor prior to the Business Combination, which was renamed to “Trump Media & Technology Group Corp.” upon consummation of the Business Combination.

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

“Earnout Period” means the three (3)-year period following March 25, 2024 to determine the contingent right to Earnout Shares.

“Earnout Shares” means the additional 40,000,000 shares of Company common stock that were issued by the Company based on a contingent right based on the price performance of Company common stock during the Earnout Period. The Earnout Shares were to be earned and payable during the Earnout Period as follows: (i) if the dollar volume-weighted average price (“VWAP”) of TMTG’s shares of common stock equals or exceeds $12.50 per share for any 20 trading days within any 30 trading day period, TMTG will issue to certain holders an aggregate of 15,000,000 Earnout Shares; if the VWAP of TMTG common stock equals or exceeds $15.00 per share for any 20 trading days within any 30 trading day period, TMTG will issue to certain holders an aggregate of 15,000,000 Earnout Shares; and if the VWAP of TMTG shares of common stock equals or exceeds $17.50 per share for any 20 trading days within any 30 trading day period, TMTG will issue to certain holders an aggregate of 10,000,000 Earnout Shares. As of April 26, 2024, the Earnout Shares had been earned and issued, and President Donald J. Trump received 36,000,000 Earnout Shares.

“Effective Time” means the effective time of the Closing, as determined in accordance with the Merger Agreement.

“Equity Incentive Plan” means the Digital World Acquisition Corp. 2024 Equity Incentive Plan, as such may be amended, supplemented or modified from time to time, which was adopted by TMTG and approved in accordance with the Incentive Plan Proposal and became effective as of Closing.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“FASB” means the Financial Accounting Standards Board.

“FINRA” means the Financial Industry Regulatory Authority.

“Founder Shares” means the shares of Digital World Class B common stock initially purchased by ARC Global Investments II, LLC in the Private Placement.

“Investment Company Act” means the Investment Company Act of 1940, as amended.

“Management” or “Management Team” means the Company’s executive officers and directors.

“Merger Agreement” means the Agreement and Plan of Merger, dated October 20, 2021, as amended, by and among Digital World, Merger Sub, Private TMTG, ARC Global Investments II, LLC (which has been replaced and succeeded by RejuveTotal LLC, a New Mexico limited liability company effective as of March 14, 2024) in the capacity as the representative of the stockholders of Digital World, and Private TMTG’s General Counsel in the capacity as the representative of the stockholders of Private TMTG.

“Merger Consideration” means the aggregate merger consideration paid to TMTG securityholders (other than holders of TMTG Convertible Notes) as of immediately prior to the Effective Time in an amount equal to $875,000,000.

“Merger Sub” means DWAC Merger Sub Inc., a Delaware corporation that, until the Closing, was a wholly owned subsidiary of Digital World.

“Nasdaq” means Nasdaq Global Market.

“Odyssey” means Odyssey Transfer and Trust Company, our transfer agent, warrant agent, and escrow agent.

“PCAOB” means the Public Company Accounting Oversight Board (United States).

“Placement Units” means 1,133,484 units issued to ARC Global Investments II, LLC in the Private Placement (including the additional units purchased after the Digital World IPO in connection with underwriters’ exercise of the over-allotment option to purchase additional securities). Each Placement Unit consisted of one Placement Share and one-half of one Placement Warrant.

“Placement Warrants” means the warrants included within the Placement Units purchased by ARC Global Investments II, LLC in the Private Placement. Each Placement Warrant entitles the holder thereof to purchase one share of TMTG common stock for $11.50 per share.

“Private Placement” means the private placement consummated simultaneously with the Digital World IPO in which Digital World issued to ARC Global Investments II, LLC the Placement Units.

“Private TMTG” means the pre-Business Combination TMTG entity.

“Public Shares” means shares of Digital World Class A common stock included in the Public Units and shares of Digital World Class A common stock underlying the Public Warrants.

“Public Stockholders” means holders of Public Shares.

“Public Units” means units issued in the Digital World IPO, consisting of one Public Share and one-half of one Public Warrant.

“Public Warrants” means warrants underlying the Public Units issued in Digital World’s initial public offering. Each whole Public Warrant entitles the holder thereof to purchase one share of TMTG common stock for $11.50 per share.

“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“Semple” means Semple, Marchal & Cooper, LLP, TMTG’s independent registered public accounting firm since May 4, 2024.

“SEPA” means the Standby Equity Purchase Agreement, dated July 3, 2024, between the Company and YA II PN, LTD.

“TMTG” means Trump Media & Technology Group Corp., a Delaware corporation, formerly known as Digital World Acquisition Corp. References in this Annual Report on Form 10-K to TMTG include its subsidiaries to the extent reasonably applicable.

“TMTG Convertible Notes” means the series of convertible promissory notes in the aggregate principal amount of up to $60,000,000 issued by Private TMTG pursuant to those certain note purchase agreements, by and among Private TMTG and the holders party thereto including any additional convertible promissory notes of like tenor entered into after the date of the Merger Agreement.

“TMTG stockholders” means, collectively, the holders of TMTG common stock, each a “TMTG stockholder” (other than, and to the extent that, such TMTG common stock was received as a result of the conversion of the TMTG Convertible Notes).

“TMTG Sub” means, with respect to the period following the closing of the Business Combination, TMTG Sub Inc., a Delaware corporation and the surviving corporation of the Merger between Merger Sub and Private TMTG.

“Treasury” means the U.S. Department of Treasury.

“U.S. GAAP” means generally accepted accounting principles in the United States.

“Warrant Agreement” means the warrant agreement, dated September 2, 2021, as amended, by and between the Company and Continental Stock Transfer & Trust Company, as succeeded by Odyssey, as warrant agent.

“WCT” means WorldConnect Technologies, L.L.C.

PART I
Item 1.	Business

Unless the context otherwise requires, throughout this Annual Report on Form 10-K, the words “TMTG,” “we,” “us,” “our” or the “Company” refer to Trump Media & Technology Group Corp. and its subsidiaries (as applicable).  The mission of TMTG is to end Big Tech’s assault on free speech by opening up the Internet and giving people their voices back. TMTG operates Truth Social, a social media platform established as a safe harbor for free expression amid increasingly harsh censorship by Big Tech corporations, as well as Truth+, a TV streaming platform focusing on family-friendly live TV channels and on-demand content. TMTG is also launching Truth.Fi, a financial services and FinTech brand incorporating America First investment vehicles.

Overview
As further detailed in this Annual Report, TMTG ended 2024 with approximately $776.8 million of cash, cash equivalents, and short-term investments, as well as approximately $9.6 million of debt (excluding lease liabilities) arising from its acquisition of substantially all the assets of WorldConnect Technologies, LLC.
Truth Social
TMTG aspires to build a media and technology powerhouse to rival the liberal media consortium and promote free expression. TMTG was founded to fight back against the Big Tech companies—Meta (Facebook, Instagram, and Threads), X (formerly Twitter), Netflix, Alphabet (Google), Amazon and others—that it believes have colluded to curtail debate in America and censor voices that contradict “woke” ideology. TMTG aims to safeguard public debate and open dialogue, and to provide a platform for all users to freely express themselves.
TMTG Sub Inc. (formerly known as Trump Media & Technology Group Corp.) (“Private TMTG”) was incorporated on February 8, 2021, and launched its first product, Truth Social, which is a social media platform aiming to end Big Tech’s assault on free speech by opening up the internet and giving the American people their voices back. It is a public, real-time platform where users can create content, follow other users, and engage in an open and honest global conversation without fear of being censored or cancelled due to their political viewpoints. TMTG does not restrict whom a user can follow, which it believes will greatly enhance the breadth and depth of available content. Additionally, users can be followed by other users without requiring a reciprocal relationship, enhancing the ability of TMTG users to reach a broad audience.
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

Truth+
Private TMTG conducted extensive technological due diligence and testing regarding a particular, state-of-the-art technology that supports video streaming and provides a “home” for cancelled content creators, and which TMTG has worked to acquire and incorporate into its product offerings and/or services as soon as practicable. On April 16, 2024, TMTG announced that, after nine months of testing on its Web and iOS platforms, the Company has finished the research and development phase of a new live TV streaming platform and expects to begin scaling up its own content delivery network (“CDN”) branded as Truth+.
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

Truth.Fi
On January 29, 2025, TMTG announced its financial technology strategy, which will include the launch of the financial services and FinTech brand Truth.Fi, including the investment of up to $250 million to be custodied by Charles Schwab. In addition to traditional investment vehicles, these funds may be allocated to customized separately managed accounts; customized exchange-traded funds; and Bitcoin and similar cryptocurrencies or crypto-related securities.
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
Company Growth Strategy

As TMTG seeks to create a fully integrated media and technology company, it is pursuing these growth strategies:

Grow Truth Social. TMTG believes that growth in Truth Social’s user base will drive more unique content, which in turn will drive the viral, organic promotion of content on Truth Social, thereby attracting more platform partners and advertisers. TMTG also plans to grow Truth Social through the addition and refinement of user-friendly features — including the integration of video — and continued global expansion. As Truth Social attracts more users, the value proposition for advertisers increases, thereby incentivizing advertisers to develop unique and compelling content for the platform.

Increase Product Offerings and Services. Organically and/or in partnership with third parties, TMTG intends to continue developing additional cutting-edge products and/or services, including Truth+ and Truth.Fi, to complement the Truth Social platform and expand the Truth ecosystem.

Pursue Strategic Acquisitions and/or Partnerships. With cancel culture having swept through corporate America, businesses have faced increasing pressure to silence or disavow certain customers and/or have often taken controversial stands on political issues that alienated many consumers. Concurrently, an increasing number of entrepreneurs are catering to conservatives across various industries. TMTG will continue to explore opportunities to partner, merge with and/or acquire other participants in this growing America First Economy that would benefit from TMTG’s technology and branding—and that are able to function effectively if TMTG evolves into a holding company with numerous, largely autonomous subsidiaries in a variety of industries.

Company Products and Services

See above regarding Truth Social, Truth+, and Truth.Fi.

Description of Business

The mission of TMTG is to end Big Tech’s assault on free speech by opening up the Internet and giving people their voices back. TMTG operates Truth Social, a social media platform established as a safe harbor for free expression amid increasingly harsh censorship by Big Tech corporations, as well as Truth+, a TV streaming platform focusing on family-friendly live TV channels and on-demand content. TMTG is also launching Truth.Fi, a financial services and FinTech brand incorporating America First investment vehicles.  TMTG will continue to explore opportunities to partner, merge with and/or acquire other participants in this growing America First Economy that would benefit from TMTG’s technology and branding—and that are able to function effectively if TMTG evolves into a holding company with numerous, largely autonomous subsidiaries in a variety of industries.

Competition

The industries in which TMTG operates or plans to operate—social media, streaming video, and financial products—are all highly competitive. TMTG aims to successfully compete with other platforms and service providers by offering high-quality products, maintaining a steadfast commitment to free speech, and leveraging its unique brand.

Mergers and Acquisitions

Business Combination

On October 20, 2021, Digital World Acquisition Corp. (now known as Trump Media & Technology Group Corp.) (prior to the closing of the Business Combination, “Digital World”), DWAC Merger Sub Inc. (“Merger Sub”), Private TMTG, ARC Global Investments II, LLC (which was replaced and succeeded by RejuveTotal LLC, a New Mexico limited liability company, effective as of March 14, 2024), in the capacity as the representative of the stockholders of Digital World, and Private TMTG’s General Counsel in his capacity as the representative of the stockholders of Private TMTG, entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which, among other transactions, Merger Sub merged with and into Private TMTG, with Private TMTG continuing as the surviving corporation and as a wholly owned subsidiary of TMTG (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). On March 25, 2024 (the “Closing Date”), the Business Combination was consummated (the “Closing”).

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

As of the Closing, (i) President Donald J. Trump beneficially held approximately 57.6% of the outstanding shares of TMTG common stock and (ii) the public stockholders of TMTG held approximately 21.9% of the outstanding shares of TMTG common stock.  As of the date of this Annual Report, Donald J. Trump Revocable Trust dated April 7, 2014 (the “Trust”), of which President Donald J. Trump is the sole beneficiary, beneficially owns approximately 52.1% of the voting power of the outstanding TMTG common stock, including 36,000,000 Earnout Shares (as defined in the Merger Agreement). President Trump’s entitlement to the Earnout Shares was officially determined by TMTG on April 26, 2024 in accordance with the Merger Agreement, after which President Trump was issued the Earnout Shares.

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

Pursuant to the Asset Acquisition Agreement, on the Closing Date, the Company agreed to issue to Solutions and JedTec as consideration up to 5,100,000 shares (the “Shares”) of TMTG common stock, 2,600,000 shares of which were issued on the Closing Date and 2,500,000 shares of were issued upon the satisfaction of certain Milestones (as defined in the Asset Acquisition Agreement). In addition, with respect to all of the Shares, for a period of 12 months after the Closing Date, neither JedTec, Solutions nor their respective affiliates will be permitted to collectively sell an amount of the Shares during any consecutive two trading week period (the “Two Week Sale Period”) exceeding the “Set Percentage.” For the purposes of this restriction, the “Set Percentage” means a percentage of the average daily trading volume of the common stock during the immediately preceding two consecutive trading weeks as reported on primary exchange on which the common stock is traded (i.e., currently the NASDAQ) (the “Prior Two Week ADTV”). Unsold amounts from a Two Week Sale Period do not carry over to a subsequent Two Week Sale Period. The “Set Percentage” is 3% for the first nine months after the Closing Date and 5% from six to 12 months after the Closing Date. For example, if during the first nine months after the Closing date, a Prior Two Week ADTV is 5,000,000 shares, restricted holders cannot sell more than 150,000 shares during the following Two Week Sale Period. Under the same fact pattern during six to 12 months after the Closing Date, restricted holders could not sell more than 250,000 shares during such Two Week Sale Period.

Concurrently with the execution of the Asset Acquisition Agreement, and as a condition and inducement to the willingness of the Company to enter into it, WCT exercised the Option Agreement and entered into the Source Code Purchase Agreement and the Support and Maintenance Agreement, which agreements were assigned to the Company on the Closing Date. Under the Source Code Purchase Agreement, Perception agreed to sell a copy of the source code of the software related to the CDN technology (“Source Code”) and grant the WCT (which grant was assigned under the Asset Acquisition Agreement to the Company) an irrevocable, non-exclusive, worldwide, perpetual right and license to forever retain, copy, reproduce, use, modify, enhance, create modifications and derivative works of, display, distribute, perform, compile, execute, sublicense, and otherwise exploit the Source Code and all resulting compiled software for commercial exploitation. The purchase price of $17,500,000 is payable by the Company in four installments to be completed by the third anniversary of the execution date of the Source Code Purchase Agreement.  Further to supplement the Source Code Purchase Agreement, WCT entered into a Support and Maintenance Agreement, under which Perception is to assist TMTG in commercializing the Source Code to develop, launch, and grow the platform. The acquisition of the Source Code is effective as of the Closing Date. Pursuant to the Asset Acquisition Agreement, TMTG will assume on the Closing Date WCT’s rights and obligations under the Source Code Purchase Agreement and the Support and Maintenance Agreement. In connection with the Source Code Agreement, TMTG entered into a source code escrow agreement related to the sale of the Source Code. Pursuant to such agreement, Perception deposited a copy of the Source Code into an escrow account. Subject to certain terms and conditions, immediately after the  Closing Date, the escrow agent will hold the Source Code until Perception receives the full purchase price of $17,500,000 for the Source Code. Upon full payment, the Source Code and any modifications will be released to TMTG.

TMTG entered into a registration rights agreement with Solutions and JedTec on the Closing Date, pursuant to which TMTG agreed to file a registration statement with the SEC to register for resale the Shares within 15 days following the Closing Date upon receiving a demand for registration from WCT. TMTG filed the registration statement on August 23, 2024, and it became effective on September 5, 2024.  TMTG will use its reasonable best efforts to cause such registration statement to remain effective until all the Shares covered by such registration statement have been sold.

Future Developments
TMTG will continue to explore opportunities to partner, merge with and/or acquire other participants in this growing America First Economy that would benefit from TMTG’s technology and branding—and that are able to function effectively if TMTG evolves into a holding company with numerous, largely autonomous subsidiaries in a variety of industries.
Intellectual Property

One of the core strengths of TMTG’s business is its intellectual property portfolio and unique experience, both of which guide product development activities and TMTG’s approach to intellectual property filings.

TMTG’s future success and competitive position depend in part upon its ability to obtain and maintain protection of its proprietary technologies. TMTG also relies on a combination of non-disclosure agreements and other contractual provisions, as well as its employees’ commitment to confidentiality and loyalty, to protect TMTG’s technology and processes. Further, as noted above, TMTG Sub has entered into the License Agreement with President Donald J. Trump, and DTTM Operations, LLC, for the right to use the likeness of President Donald J. Trump.

Private TMTG entered into a royalty-free License, Likeness, Exclusivity and Restrictive Covenant Agreement (the “License Agreement”) with President Donald J. Trump and DTTM Operations, LLC, an entity that licenses President Donald J. Trump’s name and regulates his personal media assets and is beneficially wholly owned by President Donald J. Trump. The License Agreement required Private TMTG to pay $100 upon the execution of this License Agreement and that such amount constituted full consideration and a fully paid-up royalty covering the entire term of the License Agreement for the licenses granted in the License Agreement. Private TMTG did not, and, as of the date of this Annual Report, TMTG Sub has not, paid any other amounts to President Donald J. Trump pursuant to the License Agreement.

The operative version of the License Agreement allows TMTG to use “Trump Media & Technology Group Corp.” as its name and to use the name and likeness of President Donald J. Trump, subject to certain limitations.  The License Agreement includes a provision that obligates President Donald J. Trump to make any non-political social media post from any of his personal (i.e., non-business) accounts on Truth Social and to refrain from making the same post on another social media site for 6 hours (the “Exclusivity Obligation”). Thereafter, he is free to post on any site to which he has access. Thus, TMTG has limited time to benefit from his posts and followers may not find it compelling to use Truth Social to read his posts that quickly.

In addition, President Trump may make any post that he deems, in his sole discretion, to related to government, politics, or similar topics (“Political Related Posts”) on any social media site at any time, regardless of whether that post originates from a personal account. Most or all of Donald J. Trump’s posts as President of the United States may be deemed by him to be Political Related Posts. TMTG may lack any meaningful remedy if President Donald J. Trump minimizes his future use of Truth Social and/or broadly construes the definition of Political Related Posts.

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

TMTG seeks to protect its intellectual property rights by relying on federal, state, and common law rights in the United States and other countries, as well as contractual restrictions. TMTG will enter into confidentiality and invention assignment agreements with its employees and contractors, and confidentiality agreements with other third parties, in order to limit access to, and disclosure and use of, TMTG’s confidential information and proprietary technology. In addition to these contractual arrangements, TMTG also relies on a combination of trademarks filed in the name of T Media Tech LLC, trade dress, domain names, copyrights, trade secrets and patents to help protect its brand and its other intellectual property.

On February 14, 2023, a trademark for “TRUTH SOCIAL” in classes 21 and 25 was registered with U.S. Patent and Trademark Office (“USPTO”) by T Media Tech LLC for use with cups, mugs and certain types of clothing. Trademark applications for “Truth Social” in classes 9 and 42; for “TRUTHSOCIAL” in classes 9, 35, 38, 41, 42 and 45; and for “TRUTHPLUS” in classes 9, 35, 38, 41, and 42 are the subject of suspension notices received from USPTO on October 24, 2022; February 14, 2023 and February 17, 2023, respectively, in each case based on alleged similarity to existing registered (and pending) trademarks. In particular, the USPTO has issued non-final rejections of all of the foregoing applications to register marks for use with a social media network or a streaming video service. Although TMTG or an affiliate pursued certain appeal rights, there can be no assurance that TMTG will be able to overcome the objections of the trademark examiner or that the challenged marks will be approved. Several additional trademark applications remain pending, but have not been the subject of final adverse action by USPTO.

TMTG may be unable to obtain patent or trademark protection for its technologies and brands, and any patents or trademarks that may be issued in the future, may not provide TMTG with competitive advantages or distinguish its products and services from those of its competitors. In addition, any patents and trademarks may be contested, circumvented, or found unenforceable or invalid, and TMTG may not be able to prevent third parties from infringing, diluting or otherwise violating them. For example, TMTG is currently challenging an apparent bad faith registrations of the Truth Social trademark in the European Union.

Companies in the internet, technology, and media industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. TMTG expects to face future allegations that TMTG has infringed or otherwise violated the patents, copyrights, trademarks, trade secrets, and other intellectual property rights of third parties, including its competitors and non-practicing entities. As TMTG faces increasing competition and as its business grows, TMTG will likely face more intellectual property-related claims and litigation matters. For additional information, see the sections titled “Risk Factors — Risks Related to TMTG’s Business — If TMTG’s trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by TMTG’s competitors, the value of TMTG’s brand and other intangible assets may be diminished, and TMTG’s business may be adversely affected. The USPTO has issued a non-final rejection of TMTG’s affiliate’s applications to register the trademarks “Truth Social” and “TRUTHSOCIAL” for use with a social media network because of alleged similarity to other registered and pending trademarks. If TMTG is unable to overcome the objections of the trademark examiner to successfully register the pending “Truth Social” and “TRUTHSOCIAL” trademarks with the USPTO and otherwise protect TMTG’s intellectual property, the value of TMTG’s brand and other intangible assets may be diminished, TMTG may be forced to rebrand its offerings, and TMTG’s business may be adversely affected.”

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

TMTG is also subject to federal, state and foreign laws regarding privacy and the protection of user data.  For additional information, see the section titled “Risk Factors — Legal, Regulatory, Compliance, and Governance Risks — TMTG’s reputation, competitive advantage, financial position and relationships with its users could be materially harmed if TMTG is unable to comply with complex and evolving data protection and privacy, security, and breach of notification laws and regulations, and the costs and resources required to achieve compliance may have a materially adverse impact.”

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at https://tmtgcorp.com/ when such reports are available on the SEC’s website.

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Human Capital Resources

As of December 31, 2024, TMTG had approximately 29 full-time employees. None of TMTG’s employees are subject to a collective bargaining agreement. TMTG has never experienced a material work stoppage or disruption to its business relating to employee matters. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees.

Corporate Information

Our executive offices are located at 401 N. Cattlemen Rd., Ste. 200, Sarasota, Florida 34232. Our telephone number is (941) 735-7346. Our website is https://tmtgcorp.com/. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report.

Recent Developments

Standby Equity Purchase Agreement
On July 3, 2024, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $2,500,000,000 of its Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. A registration statement covering the resale of 37,644,969 shares of Common Stock by Yorkville (Commission file number 333-280691) was filed on Form S-1 (the “Registration Statement”) in accordance with the SEPA and was declared effective by the SEC on July 15, 2024.
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
As consideration for Yorkville’s commitment to purchase shares at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, on July 3, 2024 the Company agreed to pay YA Global II SPV, LLC, a subsidiary of Yorkville, (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee in the form of 200,000 shares of Common Stock (the “Commitment Shares”). EF Hutton LLC (“EF Hutton”) acted as the exclusive placement agent in connection with the transactions contemplated by the SEPA, for which the Company issued to EF Hutton 125,000 shares of Common Stock (the “Placement Agent Shares”).
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

During the year ended December 31, 2024, Yorkville purchased 20,330,365 shares of Common Stock for prices between $14.31 and $36.98 per share, pursuant to the terms of the SEPA. Proceeds of these equity sales under the terms of the SEPA were approximately $449.9 million (net of approximately $0.5 million of offering costs). Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. The proceeds from such sales were used for working capital and general corporate purposes.

As of the date of this Annual Report on Form 10-K, the Company had offered and sold 20,530,365 shares of common stock to Yorkville pursuant to the SEPA, including the Commitment Shares.

Litigation

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
On February 28, 2024, UAV filed a verified complaint against Private TMTG in the Chancery Court seeking declaratory and injunctive relief relating to the authorization, issuance, and ownership of stock in Private TMTG and filed a motion for expedited proceedings (C.A. No. 2024-0184-MTZ). On March 4, 2024, UAV filed an amended complaint, converting their action from a direct action to a purported derivative action, and adding members of the Private TMTG board as defendants. On March 9, 2024, the Chancery Court held a hearing to decide UAV’s motion to expedite proceedings. During the oral argument, Private TMTG agreed that any additional shares of Private TMTG issued prior to or upon the consummation of the Business Combination would be placed in escrow pending a resolution of the dispute between the parties. The Chancery Court entered an order consistent with the foregoing on March 15, 2024, and scheduled a status conference for April 1, 2024. On April 2, 2024, UAV filed a motion for leave to file a second amended complaint together with a motion for preliminary injunction and a motion for contempt and anti-suit injunction related to Private TMTG’s filing of a separate litigation against UAV and others in Florida state court. Private TMTG maintains that the contempt claims are meritless. On April 9, 2024, the Chancery Court granted the motion for leave to file a second amended complaint and re-assigned the case to a new judge. On April 11, 2024, UAV filed its second amended complaint, naming the prior Defendants together with five new defendants—TMTG and the current directors on the TMTG Board who were not on Private TMTG’s board of directors. On April 22, 2024, all of the Defendants moved to vacate the Chancery Court’s prior order expediting the matter. Additionally, all of the Defendants moved to dismiss the second amended complaint. Following briefing and oral argument on the motion to vacate, on April 30, 2024, the Chancery Court vacated the prior provisions of the March 15 order expediting the matter. On May 6, 2024, UAV filed its Renewed Motion for Contempt of the March 15, 2024 Order against Private TMTG (“First Contempt Motion”) seeking, among other things, to enjoin Private TMTG and related parties from prosecuting certain claims in Florida state court. On May 8, 2024, the Chancery Court stayed discovery and granted a protective order with respect to all discovery served on Defendants and all other persons from whom discovery was being sought.

On June 5, 2024, UAV filed for leave to again amend its complaint. The Chancery Court granted the motion for leave to amend on July 8, 2024, and UAV filed its Third Amended Complaint on July 9, 2024. The Third Amended Complaint dismissed as defendants three current TMTG directors (W. Kyle Green, Linda McMahon, and Robert Lighthizer) and added four former Digital World directors (Frank J. Andrews, Patrick F. Orlando, Edward J. Preble, and Jeffrey A. Smith). On July 17, 2024, UAV filed a second contempt motion against Private TMTG and TMTG (“Second Contempt Motion”) alleging additional violations of the March 15 Order. On August 27, 2024, the Chancery Court denied both the First Contempt Motion and the Second Contempt Motion. On July 23, 2024, all of the defendants with the exception of Patrick F. Orlando moved to dismiss the Third Amended Complaint. On September 17, 2024, Mr. Orlando moved to dismiss the Third Amended Complaint. On October 8, 2024, UAV voluntarily dismissed Mr. Orlando with prejudice. The remaining defendants’ motions to dismiss are fully briefed, and remain pending subject to ongoing briefing of defendants’ motion to dismiss or stay on the basis of temporary Presidential immunity.
Lawsuit against ARC, Patrick Orlando, UAV, Andrew Litinsky, and Wesley Moss in Florida
On February 26, 2024, representatives of ARC Global Investments II, LLC (“ARC”) claimed to Digital World that after a “more comprehensive” review, the conversion ratio for Digital World Class B common stock into Digital World Class A common stock upon the completion of the Business Combination was approximately 1.8:1. ARC’s new claim also contradicted the previous assertion by Patrick Orlando, the managing member of ARC, that the conversion ratio was 1.68:1. Digital World’s board of directors viewed these claims as an attempt by Mr. Orlando to secure personal benefits, breaching his fiduciary duty to Digital World and its shareholders. Digital World and Private TMTG initiated a lawsuit against ARC in the Civil Division for the Twelfth Judicial Circuit Court in Sarasota County, Florida, on February 27, 2024 (Docket No. 2024-CA-001061-NC). The complaint sought a declaratory judgment affirming the appropriate conversion ratio as 1.34:1, as previously disclosed, damages for tortious interference with the contractual and business relationship between Private TMTG and Digital World, and damages for conspiracy with unnamed co-conspirators to interfere with the same. The complaint also sought damages for Mr. Orlando’s breach of fiduciary duty, which exposed Digital World to regulatory liability and resulted in an $18 million penalty, and for his continuous obstruction of Digital World’s merger with Private TMTG to extort various concessions that benefited only him and harmed Digital World and its shareholders. Furthermore, the complaint sought damages for the wrongful assertion of dominion over Digital World’s assets inconsistent with Digital World’s possessory rights over those assets. On March 8, 2024, Digital World voluntarily dismissed its declaratory judgment claim against ARC. On March 17, 2024, Digital World and Private TMTG filed an amended complaint, adding a claim for violation of Florida’s Deceptive and Unfair Trade Practices Act. Digital World further alleged breach of fiduciary duty of loyalty, breach of fiduciary duty of care, and conversion claims against Mr. Orlando. With respect to ARC, Digital World alleged aiding and abetting a breach of fiduciary duty. On April 3, 2024, Defendants ARC and Mr. Orlando filed a joint motion to dismiss the amended complaint or, in the alternative, to stay the proceeding pending the Delaware Action (C.A. No. 2024-0184-MTZ). Defendants ARC and Mr. Orlando also filed that same day a motion to stay discovery in the action.
On May 29, 2024, Digital World moved to compel discovery from ARC and Mr. Orlando. On July 15, 2024, following a July 10 hearing, the Court entered an order denying the motion to stay discovery and motion to compel. On July 29, 2024, the Court entered an order denying the motion to dismiss or, in the alternative, to stay the proceeding for improper venue. Defendants ARC and Orlando appealed that order, which is scheduled for oral argument on March 19, 2025. On August 2, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the trial court. On July 31, 2024, Digital World and Private TMTG filed a motion for leave to file a second amended complaint, which proposed to add allegations against ARC and Orlando related to pre-targeting and other misconduct as set forth in the SEC Complaint against Orlando, and naming UAV, Andrew Litinsky, and Wesley Moss as additional defendants. On August 15, 2024, Digital World and Private TMTG filed a motion for temporary injunction seeking to enjoin the threatened sale of Digital World stock by Defendant ARC and one of the new defendants proposed to be added through the motion for leave to file a second amended complaint. On August 28, 2024, Digital World and Private TMTG filed a renewed motion to compel, seeking prior productions to the SEC and DOJ and other documents from Defendants ARC and Mr. Orlando. On August 30, 2024, the trial court held a hearing to address several motions. During the hearing, the Court granted Digital World and Private TMTG’s motion for leave to amend and denied their motion for temporary injunction. The trial court also denied the motion to stay pending appeal filed by Defendants ARC and Mr. Orlando. On September 3, 2024, Digital World and Private TMTG filed the Second Amended Complaint. On September 4, 2024, Digital World and Private TMTG filed an expedited motion to compel, seeking production of ARC’s capitalization table, supporting documents, and an order requiring ARC to cooperate with Digital World and Private TMTG in advance of the expiration of the lock-up restriction. On September 5, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the Second District Court of Appeal, which the Second District denied on October 18, 2024 (C.A. No. 2D2024-1780). On September 12, 2024, the Court granted in part and denied in part the expedited motion to compel, ordering production of the capitalization table and supporting documents by September 13, 2024, at 12 p.m. On that same day, Defendants ARC and Mr. Orlando filed a notice of removal in the Middle District of Florida (C.A. No. 8:24-cv-02161). On September 13, 2024, Digital World and Private TMTG filed an emergency motion to remand to state court in the Middle District of Florida, which the Middle District granted on September 17, 2024. On September 18, 2024, Digital World and Private TMTG filed an emergency motion for temporary injunction and contempt against ARC and Mr. Orlando in the state court action. On that same day, the Court held a hearing during which it granted Digital World and Private TMTG’s motion for contempt, imposed a coercive sanction against ARC and Mr. Orlando of $5,000 per day until they complied with the Court’s September 12 discovery order, and denied their motion for temporary injunction. Defendants ARC and Orlando have appealed that order (C.A. No. 2D2024-2364).

On September 20, 2024, ARC filed its answer, defenses, and affirmative defenses to the Second Amended Complaint. On September 26, 2024, Defendants ARC and Orlando filed a motion to compel. On October 1, 2024, Digital World and Private TMTG filed a motion for an order to show cause why ARC and Mr. Orlando should not be held in further contempt and subject to increased sanctions for their failure to comply with the Court’s September 18 contempt order. On October 3, 2024, Mr. Orlando filed an amended motion to dismiss the Second Amended Complaint or, alternatively, to stay the action. On October 15, 2024, ARC filed an amended answer, defenses, and affirmative defenses to the Second Amended Complaint, counterclaim, and third-party complaint, naming 9 additional defendants: Luis Orleans-Braganza, Lee Jacobson, Bruce J. Garelick, Justin Shaner, Eric Swider, Rodrigo Veloso, Ed Preble, Frank Andrews, and Jeffrey Smith. On October 21, 2024, UAV, Wesley Moss, and Andrew Litinsky jointly filed 3 motions: a motion to dismiss the Second Amended Complaint for failure to state a cause of action, motion to stay pending resolution of the Delaware Action, and motion to dismiss for improper venue. On November 1, 2024, Digital World and Private TMTG filed a supplemental brief in support of the October motion for order to show cause and a fee petition to recover attorneys’ fees pursuant to the September 18 contempt order.
On November 18, 2024, the Court granted in part the October motion for order to show cause, ordering, inter alia, the appointment of a third-party vendor to re-collect all devices and files from ARC and Orlando and run search terms and a sanction against ARC and Orlando of $5,000 per day from September 18 to November 8, 2024. Defendants ARC and Orlando have filed a motion for leave to amend their petition to appeal the September 18 order to include an appeal of the November 18 order (C.A. No. 2D2024-2364). On November 21, 2024, Third-Party Defendant Shaner filed a motion to dismiss ARC’s third-party complaint, which the Court denied on December 13, 2024. On December 6, 2024, the Court granted in part the September 26 motion to compel filed by Defendants ARC and Orlando. On December 16, 2024, Digital World and Private TMTG filed a fee petition to recover attorneys’ fees pursuant to the November 18 contempt order. On December 27, 2024, Defendants ARC and Orlando filed a motion for order to show cause for failure to comply with the December 6 order. On January 3, 2025, Digital World and Private TMTG and Third-Party Defendants Swider, Preble, Andrews, and Smith jointly filed a motion to dismiss ARC’s counterclaims and third-party complaint. On January 8, 2025, Third-Party Defendant Garelick filed a motion to dismiss ARC’s counterclaims and third-party complaint. On January 10, 2025, Defendants ARC and Orlando filed a motion to compel production of documents, which the Court denied for failure to confer on January 22, 2025. On January 10, 2025, Third-Party Defendant Veloso filed a motion to dismiss ARC’s counterclaims and third-party complaint. On January 17, 2025, Defendants ARC and Orlando filed a motion to strike, which the Court denied for failure to confer on January 22, 2025.
On January 22, 2025, the Court held a hearing during which it heard the motion to stay pending resolution of the Delaware Action – taking the motion under advisement and scheduled an omnibus hearing to hear outstanding motions on March 7, 2025.  At the January 22, 2025 hearing, the Court entered a temporary administrative stay of discovery as to Defendants Litinsky, Moss, and UAV pending its resolution of their motion to stay. On January 23, 2025, Defendants ARC and Orlando filed a motion to compel production of documents and a motion to strike. On that same day, Third-Party Defendant Jacobson filed a motion to dismiss ARC’s counterclaims and third-party complaint.

Litigation with ARC in Delaware
On February 29, 2024, ARC filed a lawsuit in the Court of Chancery of the State of Delaware (C.A. No. 2024-0186-LWW) against Digital World and its directors, alleging an impending violation of the Digital World Charter. ARC alleged that Digital World failed to commit to issue conversion shares to ARC that ARC claims it is owed upon the consummation of the Business Combination pursuant to the Charter. ARC claimed a conversion ratio of 1.81:1 and sought specific performance and damages for the alleged breach of the Charter, a declaratory judgment that the certain derivative securities of Digital World should be included in the calculation of the conversion ratio, a finding that the directors of Digital World breached their fiduciary duties, and a preliminary injunction to enjoin the Business Combination until Digital World “corrected” the conversion ratio. TMTG defended Digital World’s calculation of the conversion ratio and related rights. In addition to its complaint, ARC also filed a motion with the Chancery Court requesting that the case schedule be expedited to enable the Chancery Court to conduct an injunction hearing prior to the March 22, 2024, shareholder vote. On March 5, 2024, the Chancery Court denied ARC’s motion, stating that it would not conduct a merits or injunction hearing before March 22, 2024. Consequently, the Chancery Court also denied ARC’s request to postpone the Business Combination vote until after a merits hearing. The Chancery Court ruled that Digital World’s proposal to deposit disputed shares into an escrow account at the close of the Business Combination was adequate to prevent potential irreparable harm related to ARC’s share conversion. The Chancery Court also found that Digital World’s public disclosures about ARC’s claims and possible conversion scenarios at the close of the Business Combination further mitigated the risk of irreparable harm due to insufficient disclosure for the March 22, 2024, vote. As a result, on March 21, 2024, Digital World entered into two escrow agreements with Odyssey, as follows: (i) an escrow agreement for the benefit of ARC (the “ARC Escrow Agreement”), pursuant to which DWAC deposited into escrow 3,579,480 shares of TMTG shares of common stock (“Common Stock”), and (ii) an escrow agreement for the benefit of the Non-ARC Class B Shareholders (the “Non-ARC Class B Shareholders Escrow Agreement,” and together with the ARC Escrow Agreement, the “Disputed Shares Escrow Agreements”), pursuant to which TMTG deposited into escrow 1,087,553 shares of TMTG Common Stock, which amounts represent the difference between the actual conversion ratio, determined by Digital World’s board of directors upon closing of the Business Combination (which was determined to be 1.348:1), and a conversion ratio of 2.00:1. On September 16, 2024, the Chancery Court issued its order in this matter setting the conversion ratio at 1.4911:1.  The Chancery Court ruled against ARC on a substantial majority of its claims, reducing ARC’s proposed calculation of the conversion ratio of 1.81:1 by approximately 70% and holding that the former board members of Digital World did not breach any fiduciary duties in setting the conversion ratio calculation or in their public disclosures of the same. As a result of the Chancery Court’s order, a portion of the disputed conversion Common Stock held in escrow were released to ARC. The release of Common Stock is subject to the terms and conditions of the ARC Escrow Agreement with the Escrow Agent and TMTG. Accordingly, 785,825 shares of TMTG Common Stock, which represents the Court’s calculation for the difference between a ratio of 1.348:1 and 1.4911:1, were released from escrow (the “Court Ratio”). Both parties still retain the option to file an appeal within 30 days after the Chancery Court’s final order. In connection with the Chancery Court’s final order, 238,692 Common Shares deposited in the Non-ARC Class B Shareholders Escrow Agreement, representing the Court Ratio, were released to the applicable holders, subject to the terms and conditions of the Non-ARC Class B Shareholders Escrow Agreement and the Securities Act of 1933, as amended. On October 23, 2024, ARC filed a motion for a $1,000,000 fee award, which has since been fully briefed and is scheduled for argument on April 25, 2025.
Lawsuit against UAV, Litinsky, Moss, and Orlando in Florida
On March 24, 2024, Private TMTG filed a lawsuit in the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (Docket No. 2024-CA-001545-NC) against UAV, Andrew Litinsky, Wesley Moss, and Patrick Orlando. In view of UAV’s repeated demands concerning its alleged stock ownership and director appointment rights, the complaint alleges claims for a declaratory judgment against UAV determining that the Services Agreement is unenforceable against Private TMTG. The complaint also asserts a claim for unjust enrichment against UAV based on its failure to competently provide services to the company. Finally, the complaint asserts claims for damages for (a) breach of the fiduciary duty of loyalty against Mr. Litinsky and Mr. Moss based on their dealings with Mr. Orlando, (b) aiding and abetting and conspiracy to breach fiduciary duty against Mr. Orlando based on the same events, and (c) breach of the fiduciary duty of care against Mr. Litinsky and Mr. Moss for their gross negligence in managing the company. On April 25, 2024, Private TMTG filed a motion to consolidate this lawsuit with Docket No. 2024-CA-001061-NC (described above) for purposes of discovery and pretrial proceedings, which was denied without prejudice on August 2, 2024. On June 27, 2024, the court granted Mr. Moss, Mr. Litinsky, and UAV’s motion to stay proceedings pending resolution of the Delaware Action involving UAV. The court also denied Private TMTG’s motion for an anti-suit injunction. On July 3, 2024, Mr. Orlando filed a motion to dismiss. On July 17, 2024, Private TMTG sought review of the court’s order granting UAV’s motion to stay in Florida’s Second District Court of Appeal by filing a petition for a writ of certiorari with that court (Case No. 2D2024-1642). The court subsequently denied UAV’s motion to enforce the stay and Private TMTG’s motion to stay the stay pending certiorari review on September 2, 2024, and September 23, 2024, respectively. On December 11, 2024, the Second District Court of Appeal heard argument on Private TMTG’s appeal of the trial court’s order granting UAV’s motion to stay.

Litigation with Orlando in Delaware
On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Chancery Court seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”) (C.A. No. 2024-0264-LWW). Mr. Orlando’s allegations relate to certain provisions in the Digital World Charter, Digital World’s bylaws, and an indemnity agreement allegedly entered into between Mr. Orlando and Digital World. Mr. Orlando alleges that those certain provisions require Digital World to pay the legal fees Mr. Orlando incurred and will incur in connection with legal proceedings in which he is involved by reason of the fact that he is or was a director or officer of Digital World. Mr. Orlando seeks a court order that (i) declares that he is entitled to legal fees for certain proceedings described in the complaint, (ii) requires Digital World to pay for legal fees incurred and future legal fees to be incurred for those proceedings, (iii) requires Digital World to pay the fees incurred to bring the Advancement Lawsuit, and (iv) requires Digital World to pay pre- and post-judgment interest on the amounts owed to Mr. Orlando. On April 3, 2024, the Chancery Court entered a Stipulation and Advancement Order (“Stipulation”) stating that Mr. Orlando is entitled to advancement of attorneys’ fees and costs incurred with legal proceedings described in the Stipulation, subject to Digital World’s right to challenge the reasonableness of those attorneys’ fees and costs. The Stipulation further states that Mr. Orlando is entitled to fees incurred in connection with enforcement of advancement rights and sets forth procedures that will govern future requests for advancement of attorneys’ fees and costs. As of January 30, 2025, TMTG had paid or agreed to pay approximately $3,500.0 to Mr. Orlando’s attorneys pursuant to such Stipulation and TMTG’s other advancement obligations to Mr. Orlando. On April 23, 2024, Mr. Orlando filed a motion for leave to supplement the Advancement Lawsuit to add a claim for advancement of legal fees and expenses Mr. Orlando had incurred and would incur in connection with his defense of an action for declaratory judgment brought by members of ARC regarding Mr. Orlando’s removal as the managing member of ARC (the “ARC Removal Action”). Mr. Orlando also sought reimbursement for the legal fees and expenses incurred in connection with his supplement to the Advancement Lawsuit, and he sought pre-judgment and post-judgment interest on the amounts he claimed were owed to him. On August 1, 2024, plaintiffs in the ARC Removal Action dismissed their complaint without prejudice. On August 8, 2024, Mr. Orlando dismissed his supplemental claims in the Advancement Lawsuit without prejudice. The Advancement Lawsuit remains open on the Chancery Court’s docket.
Litigation with Orlando and Benessere in Miami, Florida
On April 2, 2024, Patrick Orlando and Benessere Investment Group, LLC (“Benessere”) filed suit against TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County Florida (Docket No. 2024-005894-CA-01). Orlando and Benessere seek a declaratory judgment that TMTG is restricted from disclosing material exchanged with Orlando and Benessere pursuant to a joint defense agreement previously entered into by the Parties in addition to a request for damages for any breach of the joint defense agreement. Also on April 3, 2024, Orlando and Benessere filed a motion for preliminary injunction for enforcement of the joint defense agreement. As of January 30, 2025, the motion for preliminary injunction had not been set for hearing. On September 30, 2024, the Court scheduled a three-day trial beginning on September 3, 2025.
Litigation with Odyssey Transfer & Trust Company in Delaware
On June 20, 2024, TMTG’s transfer agent, Odyssey filed an interpleader action in the U.S. District Court of the District of Delaware (C.A. No. 24-CV-00729). The complaint pertains to the ongoing dispute regarding share ownership between Michael Melkersen and ARC and includes TMTG as a nominal defendant. Odyssey is seeking an order from the Court discharging Odyssey of further liability and requiring ARC and TMTG to resolve their competing claims as to 716,140 Class A shares of TMTG and 25,000 TMTG warrants. On July 17, 2024, Odyssey filed a motion to dismiss for discharge and dismissal. On July 18, 2024, ARC filed a motion to dismiss for improper venue. On July 22, 2024, TMTG filed a motion for discharge and dismissal. On August 13, 2024, TMTG filed its answer and crossclaims against Mr. Melkersen and ARC. On August 21, 2024, ARC filed a motion to dismiss for lack of subject matter jurisdiction. On September 3, 2024, ARC filed a motion to dismiss TMTG’s crossclaims on the grounds of forum non conveniens. On October 14, 2024, Mr. Melkersen filed his answer to the complaint for interpleader. This matter remains pending.

Litigation with RejuveTotal in New York
On October 21, 2024, RejuveTotal LLC (“Rejuve”) filed suit against TMTG and its Chief Financial Officer in the Supreme Court of the State of New York, New York County (Index No. 655551/2024). The complaint alleged breach of contract, and sought equitable relief as well as indemnification and reimbursement of costs and expenses, in connection with Rejuve’s role as Purchaser Representative under the Merger Agreement. As of January 30, 2025, defendants in this matter had not yet been served.
On December 23, 2024, TMTG filed suit against Rejuve in the Supreme Court of the State of New York, New York County (Index No. 659834/2024). In the complaint, TMTG seeks declaratory and injunctive relief against Rejuve arising out of Rejuve’s alleged conduct as Purchaser Representative under an Agreement and Plan of Merger dated as of October 20, 2021. On January 13, 2025, TMTG filed an application, by way of a proposed order to show cause, for a preliminary injunction prohibiting Rejuve from taking any further action in its alleged capacity as Purchaser Representative under the Merger Agreement. On January 23, 2025, the Court approved a stipulation to stay the action pending resolution of the arbitration before the American Arbitration Association seeking to recover its fees and expenses from TMTG that Rejuve allegedly incurred as Purchaser Representative (which TMTG presently anticipates will be concluded in March 2025), and to enjoin Rejuve from acting as Purchaser Representative except with respect to its participation in the arbitration.
Item 1A.	Risk Factors

Risk Factors Summary
We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:
Risks Related to TMTG’s Business and Industry

•	TMTG has a limited operating history, making it difficult to evaluate TMTG’s business and prospects and may increase the risks associated with your investment.
•	TMTG will continue to seek to improve its business model by developing its technology as an early stage company. TMTG expects to incur operating losses for the foreseeable future.
•
If Truth Social or Truth+ fails to develop and maintain followers or a sufficient audience, or if adverse trends develop for  social media platforms or streaming services generally, TMTG’s business would be adversely affected.

•
TMTG has placed emphasis on building a platform for all Americans to freely express themselves through Truth Social. Failure to realize this vision, or if First Amendment speech is no longer believed to be suppressed by other similar platforms, could adversely affect TMTG’s brand and business prospects.

•	TMTG may not be successful in its efforts to grow and monetize the Truth ecosystem.
•	TMTG may need additional capital, and TMTG cannot be sure that additional financing will be available.
•	TMTG’s business is highly competitive. Competition presents an ongoing threat to the success of TMTG’s business.
•	TMTG’s new products, services and initiatives and changes to existing products, services and initiatives could fail to attract sufficient users and advertisers or generate revenue.
•
If TMTG’s efforts to build and maintain strong brand identity, improve the user base for Truth Social and Truth+, and develop additional products are not successful, TMTG may not be able to attract or retain users, and TMTG’s operating results will be affected adversely. If events occur that damage TMTG’s reputation and brand, TMTG’s ability to expand TMTG’s base of users, developers and advertisers may be impaired, and TMTG’s business and financial results may be harmed.

•	False, misleading, and unfavorable media coverage could negatively affect TMTG’s business.
•
TMTG’s software is highly technical, and if it contains undetected errors, TMTG’s business could be adversely affected. TMTG’s business and operating results may be harmed by a disruption in TMTG’s service, or by TMTG’s failure to timely and effectively scale and adapt TMTG’s existing technology and infrastructure.

•
Computer malware, viruses, hacking, and phishing attacks, scamming and spamming could harm TMTG’s business and results of operations. Excessive scamming activity or spam could diminish the user experience on TMTG’s platform, which could damage TMTG’s reputation and deter TMTG’s current and potential users from using TMTG’s products and services.

•
If TMTG encounters issues with the rollout and implementation of its streaming content plans, TMTG may delay or decide not to fully implement the service, which may affect TMTG’s growth strategy and operations.

•
In connection with the preparation of its financial statements as of and for the year ended December 31, 2024, TMTG identified material weaknesses in its internal control over financial reporting, and TMTG may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls over financial reporting, which may cause TMTG to fail to meet its reporting obligations, result in material misstatements of its consolidated financial statements and could have a material adverse effect on its business and the market price of TMTG’s common stock.

•	TMTG carries a large amount of cash, cash equivalents and short-term investments on its balance sheet, which could expose it to additional risks.

Risks Related to President Donald J. Trump

•
TMTG’s success depends in part on the popularity of its brand and the reputation and popularity of President Donald J. Trump. The value of TMTG’s brand may diminish if the popularity of President Donald J. Trump were to suffer, which could adversely affect TMTG’s revenues, results of operations and its ability to maintain or generate a consumer base.  Additionally, the death or incapacity of President Donald J. Trump, or discontinuation or limitation of his use of TMTG’s products, would negatively impact TMTG’s business.

•	An adverse outcome in one or more of the ongoing legal proceedings in which President Donald J. Trump is involved could negatively impact TMTG and its Truth Social platform.
•
The License Agreement does not require President Donald J. Trump to use Truth Social in certain circumstances, including with respect to posts that he determines, in his sole discretion, to be politically-related. TMTG lacks any meaningful remedy with respect to such determination — which could have a material adverse effect on the business and/or operations of TMTG.

Risks Related to Intellectual Property

•
TMTG’s intellectual property may be infringed upon, and others have and may continue to accuse TMTG of infringing on their intellectual property, either of which could adversely affect TMTG’s business and result in protracted and expensive litigation.

•
TMTG must comply with licenses related to the use of free, publicly-available software incorporated in Truth Social products; failure to do so could cause the loss of the ability to use such software which could in turn adversely affect TMTG’s revenues and results of operations.

•
Many of TMTG’s products and services rely on, incorporate, and/or license open source software, which may pose particular risks to TMTG’s proprietary software, products, and services in a manner that could have a negative effect on TMTG’s business.

Legal, Regulatory, Compliance, and Governance Risks

•
TMTG’s reputation, competitive advantage, financial position and relationships with its users could be materially harmed if TMTG is unable to comply with complex and evolving data protection and privacy, security, and breach of notification laws and regulations, and the costs and resources required to achieve compliance may have a materially adverse impact.

•	TMTG may face lawsuits or incur liability as a result of content published on the Truth ecosystem.
•
In the future, TMTG may be involved in numerous class action lawsuits and lawsuits and disputes that are expensive and time consuming, and, if resolved adversely, could harm TMTG’s business, financial condition or results of operations.

•
Delaware law and TMTG’s Amended Charter and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

•	Ongoing litigation over the “conversion ratio” could adversely affect TMTG’s business, financial condition and stock price.
•
The Trust holds approximately 52.1% of the outstanding TMTG common stock, which control limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to TMTG’s organizational documents and the approval of any merger, consolidation, sale of all or substantially all of its assets, or other major corporate transaction requiring stockholder approval.

Market Risks

•	The market prices of TMTG’s Common Stock and Public Warrants have been and may continue to be extremely volatile, which could cause purchasers of TMTG’s securities to incur substantial losses.
•	TMTG stockholders may experience significant dilution in the future.
•	Warrants may continue to be exercised for TMTG common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to TMTG’s stockholders.
•	Future sales, or the perception of future sales, by TMTG or its stockholders in the public market could cause the market price for TMTG’s common stock to decline.
•	TMTG’s securities may be subject to market manipulation and unlawful trading activity.

Risks Related to Our Operations as a New Public Company

•
If TMTG fails to maintain an effective system of disclosure controls and internal controls over financial reporting, TMTG’s ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

•
TMTG incurs and will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Investing in our common stock involves risk. You should carefully consider the risks described below as well as all the other information in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to TMTG’s Business and Industry

TMTG has a limited operating history, making it difficult to evaluate TMTG’s business and prospects and may increase the risks associated with your investment.

Private TMTG was formed on February 8, 2021 and started formulating its business plan at that time. Private TMTG did not begin developing the Truth Social platform until June 2021. Private TMTG made Truth Social available for general use in the first quarter of 2022. Truth+ is nascent, and Truth.Fi remains in development.  TMTG has a limited operating history with these products (collectively “the Truth ecosystem”), and TMTG cannot assure you that it will be able to operate its business successfully or implement its operating policies and strategies as described elsewhere in this Annual Report. TMTG may encounter risks and challenges frequently experienced by growing companies in rapidly developing industries, including risks related to its ability to:

•	build a reputation for providing a superior platform and customer service, and for creating trust and long-term relationships with its potential customers;

•	implement a revenue model allowing it to develop predictable revenues;

•	distinguish itself from competitors and navigate political issues;

•	develop and offer a competitive platform that meets TMTG’s customers’ needs as they change;

•	improve TMTG’s current operational infrastructure and non-platform technology to support its growth and to respond to the evolution of TMTG’s market and competitors’ developments;

•	develop, maintain and expand TMTG’s relationships with suppliers of quality advertising;

•	respond to complex, evolving, stringent, contradictory industry standards and government regulation on an international scale that impact TMTG’s business;

•	identify, complete and integrate acquisitions;

•	prevent, detect, respond to, or mitigate failures or breaches of privacy and security; and

•	hire and retain qualified and motivated employees.

If TMTG is unable to do so, its business may suffer, its revenue and operating results may decline and TMTG may not be able to achieve further growth or sustain profitability.

TMTG has broad discretion in the use of its available cash and may not use it effectively.

TMTG cannot specify with any certainty the particular uses of the net proceeds that TMTG either received pursuant to the Business Combination or will receive under the SEPA and/or due to the exercise of certain outstanding TMTG warrants. TMTG’s Management has broad discretion in the use of TMTG’s available cash, including working capital, possible acquisitions, and other general corporate purposes, and TMTG may spend or invest this cash in a way with which the stockholders disagree. The failure by TMTG’s Management to apply these funds effectively could harm TMTG’s business and financial condition. Pending their use, TMTG may invest the net proceeds from the offering in a manner that does not produce income or that loses value.

TMTG will continue to seek to improve its business model by developing its technology as an early stage company. TMTG expects to incur operating losses for the foreseeable future.

Although Private TMTG targeted and assembled certain intellectual property and real or intangible property rights, TMTG’s business plan is still developing. Accordingly, TMTG has no way to evaluate the likelihood that its business will be successful. Potential investors should be aware of the difficulties normally encountered by a new social media platform and the high rate of failure for such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that TMTG plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the development of the Truth ecosystem, lack of widespread acceptance of the Truth ecosystem by users, and challenges attracting potential vendors to participate in the Truth ecosystem’s development, and any additional costs and expenses that may exceed current estimates. TMTG expects to incur significant losses into the foreseeable future. TMTG recognizes that if the effectiveness of its business plan is not forthcoming it will not be able to continue business operations. There is limited operating history upon which to base any assumption as to the likelihood that TMTG will prove successful, and TMTG may never generate sufficient operating revenues to achieve profitable operations. If TMTG is unsuccessful in addressing these risks, its business, prospects and operations may be adversely affected, and its business may likely fail.

TMTG’s actual financial position and results of operations may differ materially from the expectations of TMTG’s Management Team.

TMTG’s actual financial position and results of operations may differ materially from management’s expectations. As a result, TMTG’s revenue, net income and cash flow may differ materially from TMTG’s expected revenue, net income and cash flow. The process for estimating TMTG’s revenue, net income and cash flow requires the use of judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed.

TMTG does not currently, and may never, collect, monitor and/or report certain key operating metrics used by companies in similar industries.

Prior to the closing of the Business Combination, Private TMTG focused on developing Truth Social by enhancing features and user interface rather than relying on traditional performance metrics like average revenue per user, ad impressions and pricing, or active user accounts, including monthly and daily active users. While many industry peers may report on these or similar metrics, given the early development stage of Truth Social, TMTG’s management and board does not rely on, and does not anticipate relying on, any particular key performance metric to make business or operating decisions. TMTG will continue actively evaluating the most relevant, reliable and appropriate key operating metrics (if any) that align with its evolving business model. At this juncture in its development, TMTG believes that adhering to traditional key performance indicators (“KPIs”), such as signups, average revenue per user, ad impressions and pricing, or active user accounts including monthly and daily active users, could potentially divert its focus from strategic evaluation with respect to the progress and growth of its business. TMTG believes that focusing on these KPIs might not align with the best interests of TMTG or its stockholders, as it could lead to short-term decision-making at the expense of long-term innovation and value creation. Therefore, TMTG believes that this strategic evaluation is critical and aligns with its commitment to a robust business plan that includes introducing innovative features, new products, new technologies.

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

If the use of third-party cookies or other tracking technology is restricted by third parties outside of TMTG’s control, rejected by TMTG’s users, or otherwise subject to unfavorable regulation, TMTG’s ability to tailor, improve and provide a consistent experience to TMTG users would be negatively impacted, which could materially and adversely affect TMTG’s growth prospects and financial performance.
Third-party cookies and other tracking technologies have been a fundamental part of the web for nearly three decades, aiding platforms in generating relevant ads, among other functions. TMTG’s products and service offerings such as the Truth Social Platform and Truth+ are  still in an early development stage, however, as other similar companies in the space, TMTG expects to generate substantial revenue from advertisements. Accordingly, TMTG’s ability to use third-party cookies to provide advertising companies relevant data for their advertisements is critical to its revenue generation potential. However, with increasing restrictions on third party cookies, TMTG may lose the ability to track user behavior across its platform, which could negatively affect its ability to retain advertisers on its platform and effectively advertise their services.
 TMTG, its service providers and business partners use tracking technologies, including cookies, device identifiers, and related technologies, to help TMTG manage and track users’ interactions with TMTG platforms, services, websites and content, and deliver relevant advertising and personalized content. Further, TMTG’s use of cookies aids its development and ability to improve its services in response to user preferences and to provide its users with relevant offers from advertisers. Recently, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browsers or device operating systems that impair TMTG’s ability to track cookies and improve the effectiveness of advertising on its platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit TMTG’s ability to collect information that allows it to attribute members’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on the platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time and, Google previously proposed phasing out third-party cookies in its Chrome browser.  These and other web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit TMTG’s ability to communicate with or understand its business and users. As such, the implementation of these changes could significantly impair TMTG’s ability to tailor, improve and provide a consistent experience to its users, which in turn could materially and adversely affect its growth prospects and financial performance.

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
If Truth Social or Truth+ fails to develop and maintain followers or a sufficient audience, or if adverse trends develop for  social media platforms or streaming services generally, TMTG’s business would be adversely affected.

Social media platforms and streaming services are speculative businesses because revenues and income derived from them depend primarily upon the continued acceptance of that platform. Public acceptance of a particular platform depends upon, among other things, the ease of use of the platform, promotion of that platform, and the quality and acceptance of competing platforms. A user decline could make it economically inefficient to continue providing for the use of the platform. If the customer base were to not adopt Truth Social or Truth+, or cease using these platforms, such developments could result in a write-down of TMTG’s capitalized development costs and adversely affect TMTG’s business prospects. The amount of any write-down would vary depending on a number of factors, including when the product or service ceased.

TMTG has placed emphasis on building a platform for all Americans to freely express themselves through Truth Social. Failure to realize this vision, or if First Amendment speech is no longer believed to be suppressed by other similar platforms, could adversely affect TMTG’s brand and business prospects.

TMTG aspires to build a media and technology powerhouse to rival the liberal media consortium and promote free expression. TMTG was founded to fight back against the Big Tech companies-Meta (Facebook, Instagram, and Threads), X (formerly Twitter), Netflix, Alphabet (Google), Amazon and others-that it believes have colluded to curtail debate in America and censor voices that contradict “woke” ideology. TMTG aims to safeguard public debate and open dialogue, and to provide a platform for all users to freely express themselves.

Truth Social is designed to a global platform for public self-expression and conversation in real time, and the market for Truth Social is relatively new and may not develop as expected. People who are not Truth Social users may not understand the value of Truth Social. Convincing potential new users, especially users who oppose Big Tech censorship, of the value of Truth Social is critical to increasing TMTG’s user base and to the success of TMTG’s business.

In addition, other social media platforms, including those that previously engaged in widespread censorship, could embrace free speech and target the same audience as Truth Social.  For example, as a private company under new ownership, X may demonstrate a sustained commitment to free speech principles that will heighten competition for users who prioritize such principles. Failure to attract and retain a sufficient user base as a result of such competition could adversely affect TMTG’s business prospects.
Truth Social has implemented what TMTG believes to be a robust, fair, and viewpoint-neutral content moderation system to prevent illegal and other prohibited content from contaminating its platform. There is a risk that TMTG’s moderation practices will be criticized as inconsistent with its promotion of free-speech principles, which may negatively impact TMTG’s ability to attract and retain a sufficient user, which could adversely affect TMTG’s business prospectus.
To foster a flourishing digital public forum, TMTG seeks to prevent illegal and other prohibited content from contaminating its platform. In accordance with Truth Social’s terms of service, illegal and prohibited content includes, but is not limited to, depictions or threats of violence, harassment, incitement of or threats of physical harm. Using human moderators and an artificial intelligence vendor known as HIVE, Truth Social has developed what TMTG believes is a robust, fair, and viewpoint-neutral moderation system and that its moderation practices are consistent with, and indeed help facilitate, TMTG’s objective of maintaining “a public, real-time platform where any user can create content, follow other users, and engage in an open and honest global conversation without fear of being censored or cancelled due to their political viewpoints.” However, there is a risk that TMTG’s moderation practices will be criticized as inconsistent with its promotion of free-speech principles, which may negatively impact TMTG’s ability to attract and retain a sufficient user, which could adversely affect TMTG’s business prospects.

If TMTG’s users do not continue to contribute content or their contributions are not valuable to other users, TMTG may experience a decline in the number of users accessing its products and services and user engagement, which could result in the loss of advertisers and revenue.

TMTG’s success depends on its ability to provide users with products, which in turn for Truth Social and Truth+ depends on the content contributed by TMTG’s users. TMTG believes that one of the Truth ecosystem’s competitive advantages will be the quality, quantity and real-time nature of the content on the ecosystem, and that access to unique or real-time content is one of the main reasons users may visit Truth Social and utilize Truth+. TMTG seeks to foster a broad and engaged user community, and TMTG intends to encourage high-profile individuals and entities to use TMTG’s products and services to freely express their views to broad audiences without the fear of being censored or cancelled for any unpopular or non-woke opinions. TMTG may also encourage media outlets to use its products and services to distribute their content. If users, including influential users, do not contribute content to the Truth ecosystem, and it is unable to provide users with valuable and timely content, TMTG’s user base and user engagement may decline. Additionally, if TMTG is not able to address user concerns regarding the safety and security of the Truth ecosystem or if TMTG is unable to successfully prevent abusive or other hostile behavior on the Truth ecosystem, the size of the Truth ecosystem user base and user engagement may decline. TMTG may rely on the sale of advertising services for the substantial majority of TMTG’s revenue. If TMTG experiences a decline in the number of users or a decline in user engagement, including as a result of the loss of high-profile individuals and entities who generate content on the Truth ecosystem, advertisers may not view the Truth ecosystem as attractive for their marketing expenditures, and may reduce their spending with TMTG-which would harm TMTG’s business and operating results.

The success of Truth+ will depend on its ability to provide consumers with content and its ability to attract and retain channels and content creators.

TMTG plans for Truth+ include partnering with channels and other sources of content.  TMTG may not be successful in attracting channels or acquiring content.  Additionally, channels or other sources of content may terminate their relationship with TMTG.  If TMTG’s plans for Truth+, including with respect to content, do not come into fruition, TMTG’s business, results of operations and financial condition could be adversely affected.

TMTG’s focus on product innovation and user engagement rather than short-term operating results may adversely affect TMTG’s revenues.

TMTG is committed to quickly developing and launching new and innovative products features. TMTG intends to focus on improving the user experience for Truth Social and on developing new and improved products and services including Truth+ and Truth.Fi. TMTG intends to prioritize innovation and the experience for users over short-term operating results. TMTG may frequently make product and service decisions that may reduce TMTG’s revenues if it believes that the decisions are consistent with its goals to improve the user experience and performance, which it believes will improve its operating results over the long term. These intended decisions may not be consistent with the short-term expectations of investors and may not produce the long-term benefits that TMTG expects, in which case Truth Social and Truth+ user growth and user engagement, its relationships with advertisers and its business and operating results could be harmed.

The Truth ecosystem’s user growth and engagement on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that TMTG does not control.

TMTG intends to make its products and services available across a variety of operating systems and through websites. TMTG will be dependent on the interoperability of the Truth ecosystem with popular devices, desktop and mobile operating systems, web browsers and TVs that TMTG does not control. Any changes in such systems, devices, web browsers, or TVs that degrade the functionality of TMTG’s products and services or give preferential treatment to competitive products or services could adversely affect usage of TMTG’s products and services. Further, if the number of platforms for which TMTG develops its product expands, it will result in an increase in TMTG’s operating expenses. In order to deliver high-quality products and services, it is important that TMTG’s products and services work well with a range of operating systems, networks, devices, web browsers and TVs that TMTG does not control. In addition, because a majority of TMTG’s future users may access TMTG’s products and services through mobile devices, TMTG is particularly dependent on the interoperability of its products and services with mobile devices and operating systems. TMTG may not be successful in developing relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems, networks, devices, web browsers and TVs. In the event that it is difficult for TMTG’s users to access and use TMTG’s products and services, particularly on their mobile devices, TMTG’s user growth and engagement could be harmed, and its business and operating results could be adversely affected.

TMTG may not be successful in its efforts to grow and monetize the Truth ecosystem.

TMTG may not be successful in building products that maintain user engagement. If TMTG is not successful in its efforts to grow the Truth ecosystem and monetize such growth, TMTG’s user growth and user engagement and TMTG’s financial results may be adversely affected.

TMTG may need additional capital, and TMTG cannot be sure that additional financing will be available.

TMTG has financed its operations principally through the Business Combination with DWAC, convertible loans, and the sale of TMTG common stock. Substantially all of the convertible notes converted into TMTG common stock upon consummation of the Business Combination, and the remaining convertible notes converted into TMTG common stock upon registration of its underlying shares. As of December 31, 2024, TMTG has approximately $776.8 million of cash, cash equivalents, and short-term investments, and $9.6 million of debt. Although TMTG currently anticipates that the proceeds from the Business Combination, the shares issued to Yorkville under the SEPA, and the exercise of TMTG warrants, together with TMTG’s available funds and cash flow from operations, are sufficient to meet TMTG’s cash needs for the foreseeable future, TMTG may require substantial additional financing at various intervals in order to continue to develop and promote Truth Social, Truth+, and Truth.Fi, and additional products/acquisitions.  Such financing may be required for operating expenses including intellectual property protection and enforcement, for pursuit of regulatory approvals, and for commercialization of Truth Social, Truth+, and Truth.Fi, and future products.

TMTG’s ability to obtain financing will depend, among other things, on TMTG’s development efforts, business plans, operating performance and condition of the capital markets at the time TMTG seeks financing. TMTG may, from time to time, explore additional financing sources to lower its cost of capital, which could include equity, equity-linked and debt financing. In addition, TMTG is, and will continue from time to time, evaluating certain acquisitions and other strategic opportunities. If TMTG is able to agree on the terms of such investments and TMTG therefore elects to pursue any such investments, TMTG may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. Certain financial-industry service providers have expressed, or may be reasonably expected to express, an unwillingness or reluctance to work on TMTG’s products or provide services due to TMTG’s connection with President Donald J. Trump. Similarly, to the extent TMTG needs to raise additional capital, TMTG will need to engage with investment bankers and investors, and it is possible that some will not want to engage with TMTG for similar reasons. Hostility from financial institutions could adversely affect TMTG’s ability to obtain banking services, including additional financing on reasonable terms when required, or at all, which could adversely affect TMTG’s business and financial results.

TMTG can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to TMTG, or at all. In the event that TMTG is unable to obtain such financing, it may not be able to fully develop and commercialize Truth Social, Truth+, and Truth.Fi. If TMTG becomes unable to obtain additional capital when and as needed, it may have to liquidate its assets and the value TMTG receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in TMTG’s financial statements.

If TMTG raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of TMTG common stock, and the existing stockholders may experience dilution.

In addition, there is no assurance that the holders of the TMTG warrants will elect to exercise any or all of the warrants, and approximately 11 million warrants remained unexercised as of January 31, 2025.  If TMTG warrants are not exercised, or are exercised on a “cashless basis,” the amount of cash TMTG would receive from the exercise of the warrants will decrease.

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

TMTG’s business depends on continued and unimpeded access to the internet by TMTG’s users and advertisers. If TMTG’s users experience disruptions in internet service or if internet service providers are able to block, degrade or charge for access to TMTG’s products and services, TMTG could incur additional expenses and the loss of users and advertisers.

TMTG depends on the ability of TMTG’s users and advertisers to access the internet. This access will be provided by companies—including hostile legacy technology companies—that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to TMTG’s products or services, which would, in turn, negatively impact TMTG’s business. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, TMTG’s products and services, increase TMTG’s cost of doing business and adversely affect TMTG’s operating results. TMTG will also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to TMTG and its users. As the internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the internet infrastructure that TMTG and its users rely on may be unable to support the demands placed upon it. The failure of the internet infrastructure that TMTG’s users rely on, even for a short period of time, could undermine TMTG’s operations and harm TMTG’s operating results.

If TMTG fails to expand effectively in international markets, TMTG’s revenue and TMTG’s business will be harmed.

Notwithstanding TMTG’s best efforts, TMTG may not be able to monetize TMTG’s products and services internationally as a result of competition, advertiser demand, differences in the digital advertising market and digital advertising conventions, as well as differences in the way that users in different countries access or utilize TMTG’s products and services. Differences in the competitive landscape in international markets may impact TMTG’s ability to monetize TMTG’s products and services.

TMTG’s business is highly competitive. Competition presents an ongoing threat to the success of TMTG’s business.

The industries in which TMTG operates or has announced plans to operate—social media, streaming video, and financial products—are all highly competitive

TMTG believes that its ability to compete effectively for users depends upon many numerous factors both within and beyond TMTG’s control, such as:

•	the popularity, usefulness, ease of use, performance and reliability of TMTG’s products and services compared to those of TMTG’s competitors;

•	the amount, quality and timeliness of content generated by TMTG’s users;

•	the timing and market acceptance of TMTG’s products and services;

•	the reduced availability of data used by ad targeting and measurement tools;

•	government restrictions on access to TMTG products, or other actions that impair TMTG’s ability to sell advertising, in their states or countries;

•
adverse litigation, government actions, or legislative, regulatory, or other legal developments relating to advertising, including developments that may impact TMTG’s ability to deliver, target, or measure the effectiveness of advertising;

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

If TMTG is unable to effectively compete due these or other factors, TMTG’s business could be harmed.

TMTG cannot assure you that TMTG will effectively manage its growth. If TMTG fails to effectively manage its growth, TMTG’s business and operating results could be harmed.
TMTG may experience rapid growth in TMTG’s headcount, operations, and product offerings, which will place significant demands on TMTG’s management and operational and financial infrastructure. TMTG intends to make substantial investments to expand TMTG’s operations, research and development, sales and marketing and general and administrative organizations, as well as TMTG’s international operations. TMTG may face significant competition for employees, particularly engineers, designers and product managers, from other internet and high-growth companies, which include both publicly-traded and privately-held companies, and TMTG may not be able to hire new employees quickly enough to meet TMTG’s needs. To attract highly skilled personnel, TMTG believes it will need to offer highly competitive compensation packages. As TMTG continues to grow, TMTG may be subject to the risks of over-hiring, over-compensating TMTG’s employees and over- expanding TMTG’s operating infrastructure, and to the challenges of integrating, developing, and motivating a rapidly growing employee base in various countries around the world. In addition, TMTG may not be able to innovate or execute as quickly as a smaller, more efficient organization. If TMTG fails to effectively manage TMTG’s hiring needs and successfully integrate TMTG’s new hires, TMTG’s efficiency and ability to meet TMTG’s forecasts and TMTG’s employee morale, productivity and retention could suffer, and TMTG’s business and operating results could be adversely affected.

The growth and expansion of TMTG’s business and products create significant challenges for TMTG’s management, operational, and financial resources, including managing multiple relations with users, advertisers, platform developers, and other third parties. In the event of continued growth of TMTG’s operations, product offerings, or in the number of TMTG’s third-party relationships, TMTG’s information technology systems or TMTG’s internal controls and procedures may not be adequate to support TMTG’s operations. In addition, some members of TMTG’s Management Team do not have significant experience managing a large global business operation, so TMTG’s Management Team may not be able to manage such growth effectively. To effectively manage TMTG’s growth, TMTG must continue to improve TMTG’s operational, financial, and management processes and systems and to effectively expand, train, and manage TMTG’s employee base. As TMTG’s organization continues to grow, and TMTG is required to implement more complex organizational management structures, TMTG may find it increasingly difficult to maintain the benefits of TMTG’s corporate culture, including TMTG’s ability to quickly develop and launch new and innovative products. This could negatively affect TMTG’s business performance.

TMTG faces significant competition for advertiser spend.

TMTG’s revenue has initially been generated through ads on Truth Social, and TMTG aims to generate revenue via advertising on Truth+. Therefore, in order to grow TMTG’s revenue and improve TMTG’s operating results, TMTG aims to compete successfully with online and mobile businesses, including streaming services.

TMTG believes that its ability to compete effectively for advertiser spend depends upon many factors both within and beyond TMTG’s control, including:

•	the size and composition of TMTG’s user base relative to those of TMTG’s competitors;

•	TMTG’s ad targeting capabilities, and those of TMTG’s competitors;

•	the timing and market acceptance of TMTG’s advertising services, and those of TMTG’s competitors;

•	the propensity of advertisers to support free speech-focused platforms like Truth Social and Truth+;

•	TMTG’s marketing and selling efforts, and those of TMTG’s competitors;

•	the pricing for TMTG’s products relative to the advertising products and services of TMTG’s competitors;

•	the return TMTG’s advertisers receive from TMTG’s advertising services, and those of TMTG’s competitors;

•	TMTG’s reputation and the strength of TMTG’s brand relative to TMTG’s competitors;

•	the engagement of TMTG’s users with TMTG’s products;

•	TMTG’s ability to monetize Truth Social and Truth+, including TMTG’s ability to successfully monetize mobile usage;

•	TMTG’s customer service and support efforts;

•	TMTG’s ability to establish and maintain developers’ interest in building Truth Social and Truth+;

•	acquisitions or consolidations within TMTG’s industry, which may result in more formidable competitors; and

•	TMTG’s ability to cost-effectively manage and grow its operations.

If TMTG is unable to effectively compete due these or other factors, TMTG’s business could be harmed.

Consolidation in TMTG’s industry could significantly increase competition.

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

It is possible that governments of one or more countries may seek to censor content available on Truth Social or Truth+ in their country or impose other restrictions that may affect the accessibility of Truth Social or Truth+ in their country for an extended period of time or indefinitely. In addition, governments in other countries may seek to restrict access to Truth Social from their country entirely if they consider TMTG to be in violation of their laws. In the event that access to Truth Social or Truth+ is restricted, in whole or in part, in one or more countries or TMTG’s competitors are able to successfully penetrate geographic markets that TMTG cannot access, TMTG’s ability to retain or increase TMTG’s user base and user engagement may be adversely affected, TMTG may not be able to maintain or grow TMTG’s revenue as anticipated, and TMTG’s financial results could be adversely affected.

TMTG’s new products, services and initiatives and changes to existing products, services and initiatives could fail to attract sufficient users and advertisers or generate revenue.

TMTG’s ability to increase the size and engagement of Truth Social’s user base, attract advertisers and generate revenue will depend in part on TMTG’s ability to create successful new products and services, including Truth+ and Truth.Fi, both independently and in conjunction with third parties. TMTG may introduce significant changes to TMTG’s existing products and services or develop and introduce new and unproven products and services, including technologies with which TMTG has little or no prior development or operating experience. If new or enhanced products or services fail to engage users and advertisers, TMTG may fail to attract or retain users or to generate sufficient revenue or operating profit to justify TMTG’s investments, and TMTG’s business and operating results could be adversely affected. In the future, TMTG may invest in new products, services, and initiatives to generate revenue, but there is no guarantee these approaches will be successful. If TMTG’s strategic initiatives do not enhance TMTG’s ability to monetize TMTG’s products and services or enable it to develop new approaches to monetization, TMTG may not be able to maintain or grow TMTG’s revenue or recover any associated development costs and TMTG’s operating results could be adversely affected.

If TMTG’s efforts to build and maintain strong brand identity, improve the user base for Truth Social and Truth+, and develop additional products are not successful, TMTG may not be able to attract or retain users, and TMTG’s operating results will be affected adversely. If events occur that damage TMTG’s reputation and brand, TMTG’s ability to expand TMTG’s base of users, developers and advertisers may be impaired, and TMTG’s business and financial results may be harmed.

TMTG believes that its unique brand will significantly contribute to the success of TMTG’s business. TMTG also believes that maintaining and enhancing TMTG’s brand is critical to expanding its base of users, developers and advertisers. Maintaining and enhancing TMTG’s brand will depend largely on TMTG’s ability to continue to provide useful, reliable, trustworthy and innovative products, which TMTG may not do successfully. TMTG may introduce new products or terms of service that users do not like, which may negatively affect TMTG’s brand. Additionally, the actions of TMTG’s platform developers may affect TMTG’s brand if users do not have a positive experience using third-party apps and websites integrated with Truth Social. TMTG’s brand may also be negatively affected by the actions of users that are hostile towards President Donald J. Trump or towards other people, by users impersonating other people, by users identified as spam, by users introducing excessive amounts of spam on TMTG’s platform, by third parties obtaining control over users’ accounts or by unauthorized access to TMTG’s data or TMTG’s users’ data. TMTG expects that in the future TMTG may experience media, judicial, legislative, or regulatory scrutiny of TMTG’s decisions regarding user privacy, data use, encryption, content, product design, algorithms, advertising, or other issues, which may adversely affect TMTG’s reputation and brand. TMTG also may fail to provide adequate customer service, which could erode confidence in TMTG’s platform. Maintaining and enhancing TMTG’s platform may require it to make substantial investments, and these investments may not be successful. If TMTG fails to successfully promote and maintain its platform or if it incurs excessive expenses in this effort, TMTG’s business and financial results may be adversely affected.

Any significant disruption in service on Truth Social or Truth+, or in TMTG’s information systems, could result in a loss of users or subscribers.

Potential users and subscribers will access Truth Social and Truth+ through TMTG’s website and related mobile applications, where the title selection process may be integrated with TMTG’s delivery processing systems and software. TMTG’s reputation and ability to attract, retain and serve TMTG’s subscribers is dependent upon the reliable performance of TMTG’s website and related apps, network infrastructure and fulfillment processes. Interruptions in these systems could make TMTG’s website unavailable and hinder TMTG’s ability to fulfill selections. Some of TMTG’s software is proprietary, and TMTG may rely on the expertise of members of TMTG’s engineering and software development teams for the continued performance of TMTG’s software and computer systems. Service interruptions or the unavailability of TMTG’s website could diminish the overall attractiveness of TMTG’s subscription service to existing and potential subscribers.

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

TMTG’s industries, including financial products, are prone to cyber-attacks by third parties seeking unauthorized access to TMTG’s data or users’ data or to disrupt TMTG’s ability to provide service. TMTG’s products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of TMTG’s data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm TMTG’s business and reputation and diminish TMTG’s competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking are prevalent in TMTG’s industry and are likely to occur on TMTG’s systems in the future. TMTG will also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on TMTG’s platform for purposes such as spamming, spreading misinformation, or other illegal, illicit, or otherwise objectionable ends. As a result of TMTG’s prominence, the prominence and involvement of President Donald J. Trump, the size of TMTG’s user base, the types and volume of personal data and content on TMTG’s systems, and the evolving nature of TMTG’s products and services (including TMTG’s efforts involving new and emerging technologies), TMTG believes that it is a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and TMTG may experience heightened risk from time to time as a result of geopolitical events. TMTG’s efforts to address undesirable activity on TMTG’s platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services TMTG provides, degrade the user experience, cause users or marketers to lose confidence and trust in TMTG products, impair TMTG’s internal systems, or result in financial harm to TMTG. TMTG’s efforts to protect its company data or the information it receives, and to disable undesirable activities on TMTG’s platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in TMTG’s vendors’ information technology systems or offerings; government surveillance; breaches of physical security of TMTG’s facilities or technical infrastructure; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to TMTG’s data or TMTG’s users’ data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although TMTG has developed systems and processes that are designed to protect its data and user data, to prevent data loss, to disable undesirable accounts and activities on TMTG’s platform, and to prevent or detect security breaches, TMTG cannot guarantee that such measures will provide absolute security, that TMTG will be able to react in a timely manner, or that TMTG’s remediation efforts will be successful. The changes in TMTG’s work environment as a result of certain personnel working remotely could also impact the security of TMTG’s systems, as well as TMTG’s ability to protect against attacks and detect and respond to them quickly.

TMTG is subject to various laws and regulations in the United States and abroad relating to cybersecurity and data protection. Consequently, affected users or government authorities could initiate legal or regulatory actions against TMTG in connection with any actual or perceived security breaches or improper access to or disclosure of data, including payment information. Such an incident or incidents could cause TMTG to incur significant expense and liability or result in orders or consent decrees forcing TMTG to modify its business practices. Such an incident or incidents, or TMTG’s efforts to remediate the same, may also result in a decline in TMTG’s user base or engagement levels. Such an incident or incidents could have a material and adverse effect on TMTG’s business, reputation or financial results.

TMTG’s communications hardware and the computer hardware used to operate Truth Social and Truth+ are hosted at the facilities of third-party providers. Hardware for TMTG’s delivery systems is intended to be maintained in TMTG’s data centers. Fires, floods, earthquakes, adverse weather conditions, other natural disasters, power losses, telecommunications failures, cyber-attacks, public health crises, terrorism, geopolitical conflict, break-ins, and similar events could damage these systems and hardware or cause them to fail completely. Problems faced by TMTG’s third-party party could impact adversely the experience of TMTG’s customer. Any of these problems could harm TMTG’s reputation and adversely affect TMTG’s business.

Improper access to or disclosure of TMTG’s users’ information could harm TMTG’s reputation and adversely affect TMTG’s business.

TMTG’s efforts to protect the information that TMTG’s users have chosen to share using Truth Social may be unsuccessful due to the actions of third parties, software bugs or other technical malfunctions, employee error or malfeasance, or other factors. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to TMTG’s data or TMTG’s users’ data. If any of these events occur, TMTG’s users’ information could be accessed or disclosed improperly. Truth Social’s Data Privacy Policy governs the use of information that users have chosen to share using Truth Social. Some platform developers may store information provided by TMTG’s users through apps on the Truth Social platform or websites integrated with Truth Social. As TMTG expands its Truth.Fi and payments platforms, it may gain access to more sensitive user information, including credit card, payment, and other sensitive personally identifiable information, and will be reliant on third-party partners, including our payments processor. If these third parties or platform developers fail to adopt or adhere to adequate data security practices or fail to comply with TMTG’s terms and policies, or in the event of a breach of their networks, TMTG’s users’ data may be improperly accessed or disclosed. Any incidents involving unauthorized access to or improper use of the information of TMTG’s users could damage TMTG’s reputation and TMTG’s brand and diminish TMTG’s competitive position. In addition, the affected users or government authorities could initiate legal or regulatory action against TMTG in connection with such incidents, which could cause TMTG to incur significant expense and liability or result in orders or consent decrees forcing TMTG to modify its business practices. Any of these events could have a material and adverse effect on TMTG’s business, reputation or financial results.

False, misleading, and unfavorable media coverage could negatively affect TMTG’s business.

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

On May 20, 2023, Private TMTG filed a $3.8 billion defamation lawsuit against The Washington Post in connection with a May 13, 2023 article. On July 12, 2024, TMTG filed in Florida state court an action for defamation, injurious falsehood, and civil conspiracy against Guardian News and Media Ltd., Penske Media Corporation, a Sarasota Herald-Tribune reporter, and the above-referenced former TMTG Sub employee.  These matters remain pending.

On November 20, 2023, in connection with reporting about Private TMTG’s financial results, Private TMTG filed a lawsuit for defamation and injurious falsehood in Florida state court against 20 media defendants. Private TMTG and one defendant — Nexstar Media, Inc. (“Nexstar”), which owns The Hill — subsequently agreed to resolve their dispute outside of court, to both parties’ mutual satisfaction. In connection with such resolution, The Hill retracted a November 13, 2023 article, and Private TMTG’s lawsuit was dismissed as to Nexstar on December 4, 2023. All other terms of TMTG’s settlement with Nexstar remain confidential, and TMTG’s lawsuit remains pending against all other defendants.

Notwithstanding such ongoing litigation, media outlets continue to publish false and misleading information about TMTG.  For example, numerous publications mischaracterized a January 28, 2025 issuance of equity compensation to TMTG’s non-employee directors as a “gift”—despite a clear statement in the relevant filings that it was “consideration for services,” i.e., not a gift.  Thus, whatever factual information TMTG includes in its disclosures and other public statements may be twisted and distorted when conveyed to the public and the market.  Such fake news could harm TMTG’s business, reputation, stock price, and/or ability to transact with its third-party providers. Negative publicity also could have an adverse effect on the size, engagement, and loyalty of TMTG’s user base and result in decreased revenue, which could adversely affect TMTG’s business and financial results.

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

You should take into account the risks and uncertainties frequently encountered by new companies in rapidly evolving markets. TMTG’s financial results in any given quarter can be influenced by numerous factors, many of which TMTG is unable to predict or is outside of TMTG’s control, including:

•	TMTG’s ability to maintain and grow TMTG’s user base and user engagement;

•	TMTG’s ability to attract and retain advertisers in a particular period;

•	seasonal fluctuations in spending by TMTG’s advertisers;

•	the number of ads shown to users;

•	the pricing of TMTG’s ads and other products;

•	TMTG’s ability to increase payments and other fees revenue;

•	the diversification and growth of revenue sources beyond advertising and payments;

•	the development and introduction of new products or services by TMTG or its competitors;

•	increases in marketing, sales, and other operating expenses that TMTG may incur to grow and expand TMTG’s operations and to remain competitive;

•	TMTG’s ability to maintain gross margins and operating margins;

•	TMTG’s ability to obtain equipment and components for TMTG’s data centers and other technical infrastructure in a timely and cost-effective manner;

•	system failures or breaches of security or privacy;

•	inaccessibility of the Truth ecosystem due to third-party actions;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;

•	fluctuations in currency exchange rates and changes in the proportion of TMTG’s revenue and expenses denominated in foreign currencies;

•	fluctuations in the market values of TMTG’s portfolio investments and in interest rates;

•	changes in U.S. GAAP; and

•	changes in business or macroeconomic conditions.

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

TMTG may rely in part on application marketplaces and internet search engines to drive traffic to TMTG’s products and services, and if TMTG fails to appear high up in the search results or rankings, traffic to Truth Social and Truth+ could decline and TMTG’s business and operating results could be adversely affected.

Although TMTG offers a web application for Truth Social and Truth+, TMTG may rely on application marketplaces, such as Apple’s App Store and Google’s Play Store, to drive downloads of TMTG’s mobile application. In the future, Apple, Google, or other operators of application marketplaces may make changes to their marketplaces which make access to TMTG’s products and services more difficult or impossible. Additionally, third parties may attempt to pressure Apple and Google to remove Truth Social from their application marketplaces, and such removal may constitute a force majeure event under the operative version of TMTG’s License Agreement with President Donald J. Trump (the “License Agreement”), which allows TMTG to use “Trump Media & Technology Group Corp.” as its name and to use the name and likeness of President Donald J. Trump, subject to certain limitations. Such a force majeure event may relieve President Donald J. Trump of any obligation to post on or otherwise use Truth Social for so long as such event continues.

TMTG may also depend in part on internet search engines, such as Google, Bing, and Yahoo!, to drive traffic to Truth Social and Truth+. For example, when a user types an inquiry into a search engine, TMTG may rely on a high organic search result ranking of TMTG’s web pages in these search results to refer the user to Truth Social. However, TMTG’s ability to maintain high organic search result rankings is not within TMTG’s control. TMTG’s competitors’ search engine optimization (“SEO”) efforts may result in their websites receiving a higher search result page ranking than TMTG’s, or internet search engines could revise their methodologies in a way that would adversely affect TMTG’s search result rankings. For example, Google has integrated its social networking offerings, including Google+, with certain of its products, including search, which could negatively impact the organic search ranking of TMTG’s web pages. If internet search engines modify their search algorithms in ways that are detrimental to us, or if TMTG’s competitors’ SEO efforts are more successful than TMTG’s, the growth in Truth Social’s and Truth+’s user base could slow. TMTG anticipates fluctuations in search result rankings in the future. Any reduction in the number of users directed to TMTG’s mobile applications or website through application marketplaces and search engines could harm TMTG’s business and operating results.

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

TMTG’s reputation and ability to attract, retain and serve TMTG’s users is dependent upon the reliable performance of Truth Social and TMTG’s underlying technical infrastructure. TMTG’s systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages or service disruptions that could be harmful to TMTG’s business. If any part of the Truth ecosystem is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not return to TMTG’s website as often in the future, or at all. As TMTG’s user base and the amount and types of information shared on the Truth ecosystem continue to grow, TMTG will need an increasing amount of technical infrastructure, including network capacity, and computing power, to continue to satisfy the needs of TMTG’s users. It is possible that TMTG may fail to effectively scale and grow TMTG’s technical infrastructure to accommodate these increased demands. In addition, as stated above, TMTG’s business is subject to interruptions, delays, or failures resulting from earthquakes, other natural disasters, terrorism, or other catastrophic events.

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

One of the reasons people will come to Truth Social and Truth+ is for real-time information. TMTG in the future may experience service disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing TMTG’s products and services simultaneously, computer viruses and denial of service or fraud or security attacks. Although TMTG will invest significantly to improve the capacity, capability, and reliability of TMTG’s infrastructure, TMTG cannot guarantee that TMTG will serve all traffic equally through data centers that support TMTG’s platform. Accordingly, in the event of a significant issue at a data center supporting significant network traffic, some of TMTG’s products and services may become inaccessible to the public or the public may experience difficulties accessing TMTG’s products and services. Any disruption or failure in TMTG’s infrastructure could hinder TMTG’s ability to handle existing or increased traffic on TMTG’s platform, which could significantly harm TMTG’s business.

As the number of TMTG’s users increases and TMTG’s users generate more content, including photos and videos hosted by Truth Social and Truth+, TMTG may be required to expand and adapt TMTG’s technology and infrastructure to continue to reliably store, serve and analyze this content. It may become increasingly difficult to maintain and improve the performance of TMTG’s products and services, especially during peak usage times, as TMTG’s products and services become more complex and TMTG’s user traffic increases. In addition, because TMTG may lease TMTG’s data center facilities, TMTG cannot be assured that TMTG will be able to expand TMTG’s data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If TMTG users are unable to access Truth Social or Truth+, or TMTG is not able to make information available rapidly on Truth Social or Truth+, users may seek other channels to obtain the information, and may not return to Truth Social or use Truth Social as often in the future, or at all. This would negatively impact TMTG’s ability to attract users and advertisers and increase engagement of TMTG’s users. TMTG expects to continue to make significant investments to maintain and improve the capacity, capability, and reliability of TMTG’s infrastructure. To the extent that TMTG does not effectively address capacity constraints, upgrade TMTG’s systems as needed and continually develop TMTG’s technology and infrastructure to accommodate actual and anticipated changes in technology, TMTG’s business and operating results may be harmed.

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

Computer malware, viruses, hacking, and phishing attacks, scamming and spamming could harm TMTG’s business and results of operations. Excessive scamming activity or spam could diminish the user experience on TMTG’s platform, which could damage TMTG’s reputation and deter TMTG’s current and potential users from using TMTG’s products and services.

Computer malware, viruses, hacking, and phishing attacks have become more prevalent in TMTG’s industry and may occur on TMTG’s systems in the future. In addition, scammers may use TMTG’s platforms to initiate or conduct fraudulent or dishonest schemes to gain money or possessions from Truth Social users.  Because of TMTG’s prominence, and the prominence of President Donald J. Trump in TMTG, TMTG believes that TMTG is a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of TMTG’s products and technical infrastructure to the satisfaction of TMTG’s users may harm TMTG’s reputation and TMTG’s ability to retain existing users and attract new users.

“Spam” on Truth Social refers to a range of abusive activities that are prohibited by TMTG’s terms of service and is generally defined as unsolicited, repeated actions that negatively impact other users with the general goal of drawing user attention to a given account, site, product or idea. This includes posting large numbers of unsolicited mentions of a user, duplicating content, misleading links (e.g., to malware or click- jacking pages) or other false or misleading content, and aggressively following and un-following accounts, adding users to lists, sending invitations, retruthing and favoriting content to inappropriately attract attention. TMTG’s terms of service also prohibit the creation of serial or bulk accounts, using automation, for disruptive or abusive purposes, such as to truth spam or to artificially inflate the popularity of users seeking to promote themselves on Truth Social. Although TMTG will continue to invest resources to reduce scammer activity and spam on Truth Social, TMTG expects scammers and spammers will continue to seek ways to act inappropriately on TMTG’s platform. In addition, TMTG expects that increases in the number of users on TMTG’s platform will result in increased efforts by scammers and spammers to misuse TMTG’s platform. TMTG cannot guarantee you that TMTG will successfully and continuously combat scammers and spam, including by suspending or terminating accounts TMTG believes to be spammers and launching algorithmic changes focused on curbing abusive activities. TMTG’s actions to combat scammers and spam require the diversion of significant time and focus of TMTG’s engineering team from improving TMTG’s products and services. If scammer activity or spam increases on Truth Social, this could hurt TMTG’s reputation for delivering relevant content or reduce user growth and user engagement and result in continuing operational cost to us.

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

Third-party Truth Social and Truth+ advertisers may seek to express or imply the endorsement of TMTG or President Donald J. Trump in circumstances where no such endorsement exists. People may solicit customers to Truth products, or purport to solicit customers to Truth products, without TMTG’s knowledge and may even get paid in the process. For example, the fundraising committee of a U.S. Senator’s campaign has sent several email solicitations which claim to be an exclusive opportunity to sign up for a “brand-new social site” launched by President Donald J. Trump. The email solicitations specifically urge their recipients to donate campaign funds with the message, “please don’t be the reason Trump’s social site fails.” Misleading solicitations could adversely impact TMTG’s user base, which may find them undesirable. It is possible that there are or will be more misleading advertisements or solicitations claiming affiliation with TMTG. If these misleading solicitations and ads damage the reputation of TMTG or the desire of people to use Truth Social, TMTG’s results of operations may be adversely affected.

Bot networks could disrupt Truth Social’s operations or degrade the Truth Social’s user experience.

Bots—software applications that are programmed to do certain tasks and imitate the behavior of humans—often attempt to proliferate on social media networks. TMTG prioritizes preventing, detecting, and eliminating bots from Truth Social. If these efforts are unsuccessful, bots could pose significant challenges to the smooth technical operation of the platform, impact the accuracy of certain data that TMTG may collect regarding user statistics, or degrade Truth Social’s user experience, which seeks to promote genuine interaction among humans.

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

TMTG plans to continue making acquisitions that could require significant management attention, disrupt its business, acquire new capital, result in dilution to its stockholders, and adversely affect its financial results.

As a key part of its business strategy, TMTG is, and intends to continue, evaluating certain acquisitions of business and/or technologies.  Such acquisitions might entail the addition and/or combination or employees, companies, products, services, technologies and/or entire businesses or business units that may function as new subsidiaries of TMTG. However, prior to its acquisition of WCT, TMTG had not previously completed any such strategic transaction. As a result, its ability to successfully acquire and integrate assets or larger or more significant companies, products, or technologies is unproven. As such, TMTG may struggle to leverage resources effectively to capitalize on the benefits of an acquisition and execute its business plan. Furthermore, in the future, TMTG may not be able to find other suitable acquisition candidates and complete acquisitions on favorable terms or at all. TMTG’s future acquisitions may not achieve its goals, and any future acquisitions that TMTG completes could be viewed negatively by users, developers, advertisers, or investors.

If TMTG fails to successfully integrate assets or entities, or the technologies associated with any of its acquisitions, into the Truth ecosystem, or any future product offerings, the revenue and operating results of TMTG could be adversely affected. Any integration process may require significant time and resources, and TMTG may not be able to manage the process successfully. TMTG may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. TMTG may have to pay cash, incur debt, or continue to issue equity securities to pay for any such acquisition, any of which could adversely affect TMTG’s financial results. The sale of equity or issuance of debt to finance any such acquisitions could dilute existing TMTG’s stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede TMTG’s ability to manage TMTG’s operations.

TMTG depends on numerous third-parties to operate successfully, and many of these third parties may not want to engage with TMTG to provide any services. This may limit TMTG’s ability to operate, raise capital, or generate revenue.

To operate successfully, TMTG relies on third parties to provide services such as web hosting, content monitoring and technology development. TMTG also partners with third parties to provide various non-technical business services, and generates revenue from third-party advertisers who place advertisements on Truth Social via TMTG’s advertising partners. To date, several potential and former third-party partners have expressed an unwillingness or reluctance to work or continue working on TMTG’s products or provide services for reasons including TMTG’s connection with President Donald J. Trump. To the extent TMTG needs to raise additional capital or generate additional advertising revenue, TMTG will need to engage with lawyers, accountants, financial institutions, investment bankers, and/or prospective advertisers, and it is possible that some third parties will refuse to engage with TMTG. If TMTG is unable to successfully engage third parties, TMTG’s ability to develop and improve its products, raise additional capital, or generate advertising revenue will be limited. Additionally, if current technical or non-technical service providers discontinue an existing relationship with TMTG, such discontinuity could disrupt or cause inconvenience to TMTG’s business operations until replacement service providers are identified and engaged.

If TMTG encounters issues with the rollout and implementation of its streaming content plans, TMTG may delay or decide not to fully implement the service, which may affect TMTG’s growth strategy and operations.
On July 3, 2024, TMTG, WCT, Solutions and JedTec entered into the Asset Acquisition Agreement, as well as ancillary agreements relating to streaming technology with WCT and its affiliates, pursuant to which WCT assigned TMTG an irrevocable, non-exclusive, worldwide, perpetual right and license to forever retain, copy, reproduce, use, modify, enhance, create modifications and derivative works of, display, distribute, perform, compile, execute, sublicense, and otherwise exploit the Source Code and all resulting compiled software for commercial exploitation. In addition, Perception and its affiliates agreed not to use or permit other parties to use the source code until August 9, 2029 for any purpose that competes, in the United States, with the Truth platform or commercialization of such source code in the United States. The transaction closed on August 9, 2024.

TMTG plans to roll out its streaming content in three phases: Phase 1: Introduce Truth Social’s content CDN for streaming live TV to the Truth Social app for Android, iOS, and Web.   On August 7, 2024, TMTG announced that TV streaming had become available via all three modalities. Phase 2: Release stand-alone Truth Social over-the-top streaming apps for phones, tablets, and other devices. As of October 21, 2024, TMTG had announced that Truth+ streaming had been released as a standalone product on Android, iOS, and Web.  Phase 3: Release Truth Social streaming apps for home TV.  As of October 23, 2024, TMTG had announced that Truth+ streaming had been released on Apple TV, Android TV, and Amazon Fire TV.  As part of the roll out of Truth+, TMTG obtained data center services and related equipment for the project.

TMTG anticipates starting to generate revenue from this technology during 2025, contingent upon the successful implementation of all three phases.

The foregoing revenue generation expectations are preliminary and depend on several factors, many of which are outside of TMTG’s control, including TMTG’s ability to generate revenue its CDN technology. This may depend on TMTG’s ability to develop, integrate and effectively capitalize on the benefits of such technology, and successfully complete beta testing. Any delays or challenges in these areas could materially affect the timeline and/or implementation of the CDN technology. If TMTG is unable to address these challenges effectively, it could result in significant delays, increased costs, and the inability to meet revenue timeline expectations. Any of these risks may lead to TMTG deciding to cease the implementation of the rollout of TMTG’s streaming content and CDN technology altogether, which would have a material adverse effect on TMTG’s growth strategy and may result in an adverse effect on the results and operations of TMTG.

The success of Truth.Fi will be dependent in part on TMTG’s ability to properly roll out services, gain market adoption and regulatory approvals.

The success of Truth.Fi will depend on the ability of TMTG and/or its partners to successful roll out its planned financial services products; construct customized separately managed accounts and customized exchange traded funds, and other investment vehicles; obtain required regulatory approvals, licenses and permits; and to gain market adoption and consumer interest. If TMTG is not able to develop Truth.Fi as planned, it may adversely affect TMTG’s business, operations and financial condition.

In connection with the preparation of its financial statements as of and for the year ended December 31, 2024, TMTG identified material weaknesses in its internal control over financial reporting, and TMTG may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls over financial reporting, which may cause TMTG to fail to meet its reporting obligations, result in material misstatements of its consolidated financial statements and could have a material adverse effect on its business and the market price of TMTG’s common stock.

As a public company, TMTG is required to maintain internal control over financial reporting, to report any material weaknesses in such internal control, and provide management’s attestation on internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of an entity’s financial statements will not be prevented or detected on a timely basis. If TMTG is unable to establish or maintain appropriate internal control over financial reporting or implement these requirements in a timely manner or with adequate compliance, it could result in material misstatements in TMTG’s consolidated financial statements, failure to meet TMTG’s reporting obligations on a timely basis, increases in compliance costs, and subject TMTG to adverse regulatory consequences, all of which may adversely affect investor confidence in TMTG and the value of TMTG’s common stock.

As discussed below in Part II, Item 9A, “Controls and Procedures,” TMTG’s management identified a material weakness in designing and maintaining formal accounting policies, processes, and controls to analyze and account for complex transactions, and it identified a need for additional accounting personnel who have the requisite experience in SEC reporting regulation; moreover, management concluded that its internal control over financial reporting was not effective as of December 31, 2024, due to the material weakness. TMTG historically had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures.

The material weakness did not result in any material misstatements to TMTG’s consolidated financial statements or any changes to previously filed financial statements, and management has concluded that TMTG’s financial statements and other financial information included in this Annual Report, and other periodic filings, fairly and accurately present TMTG’s financial condition, results of operations, and cash flows for the periods in accordance with GAAP.

TMTG is committed to remediating the material weaknesses described above and continuing remediation efforts during 2025. TMTG intends to initiate and implement several remediation measures including, but not limited to hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions, and adding personnel to assist TMTG with formalizing its business processes, accounting policies and internal control documentation, strengthening supervisory reviews by TMTG’s Management Team, and evaluating the effectiveness of its internal controls in accordance with the framework established by Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. As part of its remediation measures, to date, TMTG has engaged a third-party advisor to assist with acquisition tax diligence, valuation and purchase price allocation in the context of complex transactions, such as the WCT acquisition, and has enhanced its documentation of formal supervisory reviews of TMTG’s financial statements. While TMTG’s efforts are ongoing, TMTG plans to continue to take additional steps to remediate the material weaknesses, improve its financial reporting systems, and implement new policies, procedures, and controls; however, TMTG cannot guarantee those measures will prevent or detect material weaknesses in the future.  If TMTG fails to remediate the material weaknesses or any future deficiencies, or fails to otherwise maintain the adequacy of its internal controls, that could result in a restatement of TMTG’s financial statements for prior periods, a decline in the market price of TMTG’s stock, one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits, or other adverse actions requiring TMTG to incur defense costs or pay fines, settlements, or judgments.

The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect TMTG’s business.

TMTG depends on the leadership and experience of its relatively small number of key executive management personnel, including its CEO. Any departure of key personnel or significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on TMTG’s business, financial condition and results of operations. The loss of the services of these key employees or TMTG’s executive management members could have a material adverse effect on TMTG’s business and prospects, as TMTG may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs. Furthermore, if TMTG loses or terminates the services of one or more of its key employees or if one or more of TMTG’s current or former executives or key employees joins a competitor or otherwise competes with TMTG, it could impair TMTG’s business and its ability to successfully implement TMTG’s business plan. Additionally, if TMTG is unable to hire qualified replacements for its executive and other key positions in a timely fashion, its ability to execute its business plan would be harmed. Even if TMTG can quickly hire qualified replacements, TMTG could experience operational disruptions and inefficiencies during any such transition. TMTG believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified personnel.

In addition, many of TMTG’s key technologies and systems will be custom-made for TMTG’s business by TMTG’s personnel. The loss of key engineering, product development, marketing and sales personnel could disrupt TMTG’s operations and have an adverse effect on TMTG’s business.

As TMTG continues to grow, TMTG cannot guarantee that it will continue to attract the personnel it needs to maintain its competitive position. In particular, TMTG intends to hire additional technically-skilled personnel, and TMTG expects to face significant competition from other companies in hiring such personnel. As TMTG matures, the incentives to attract, retain and motivate employees provided by TMTG’s equity awards or by future arrangements, such as through cash bonuses, may not be effective. If TMTG does not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, TMTG may be unable to grow effectively.

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

TMTG’s business depends on the overall demand for advertising and on the economic health of advertisers that benefit from Truth Social. Economic downturns or unstable market conditions may cause advertisers to decrease their advertising budgets, which could reduce spend with Truth Social and adversely affect TMTG’s business, financial condition and operating results. For example, to the extent there is a disruption in economic activity globally, it could adversely affect TMTG’s business, financial condition and operating results through prolonged decreases in advertising spend, credit deterioration of TMTG’s customers, depressed economic activity, or declines in capital markets.

TMTG’s business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire, flood, cyber-attacks, terrorism, geopolitical conflict or significant power outage could have a material adverse impact on TMTG’s business, operating results, and financial condition. TMTG does not carry business interruption insurance sufficient to compensate TMTG for the potentially significant losses, including the potential harm to TMTG’s business that may result from interruptions in TMTG’s ability to provide TMTG’s products and services.

TMTG carries a large amount of cash, cash equivalents and short-term investments on its balance sheet, which could expose it to additional risks.

TMTG has carried and may continue to carry a large amount of cash, cash equivalents and short-term investments on its balance sheet. As of December 31, 2024, TMTG has approximately $776.8 million of cash, cash equivalents, and short-term investments. As of the date of this Annual Report, TMTG holds such assets in cash and other low-risk investments from which it may interest income commensurate with prevailing rates. If interest rates decline, TMTG’s interest income could decrease materially. In addition, the amount of our cash assets may exceed the amount of the FDIC’s deposit insurance, exposing us to additional losses or failures in the banking system.

While TMTG does not currently hold any cryptoassets, its Board has authorized the acquisition of cryptoassets, and TMTG may acquire and hold cryptoassets in the future. If TMTG custodies cryptoassets or invests in assets that custody cryptoassets, it could be exposed to additional risks, including high price volatility, theft, loss, fraud and manipulation, and legal and accounting uncertainty, adversely affecting TMTG’s financial condition and business prospects.

Risks Related to President Donald J. Trump

TMTG’s success depends in part on the popularity of its brand and the reputation and popularity of President Donald J. Trump. The value of TMTG’s brand may diminish if the popularity of President Donald J. Trump were to suffer, which could adversely affect TMTG’s revenues, results of operations and its ability to maintain or generate a consumer base.  Additionally, the death or incapacity of President Donald J. Trump, or discontinuation or limitation of his use of TMTG’s products, would negatively impact TMTG’s business.

While TMTG believes there is sufficient demand for its products including Truth Social, the image, reputation, popularity and talent of President Donald J. Trump will likely continue to be important factors to its success. In order to be successful, If President Donald J. Trump becomes less popular or there are new controversies that damage his credibility or the desire of people to use a platform associated with him, TMTG’s results of operations could be adversely affected.  If President Donald J. Trump were to discontinue his use of Truth Social due to death, disability, termination of the License Agreement, any other reason, TMTG could be significantly disadvantaged.

An adverse outcome in one or more of the ongoing legal proceedings in which President Donald J. Trump is involved could negatively impact TMTG and its Truth Social platform.

President Donald J. Trump is the subject of numerous legal proceedings, the scope and scale of which are unprecedented for a President of the United States. For example, he is a defendant in approximately eight civil cases—including one to which TMTG is a party—as well as a state criminal case that is currently paused.  Recent adverse judgments in at least three civil and criminal cases are on appeal.

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

A publicly-traded entity controlled by President Donald J. Trump has previously been subject to a cease and desist order issued by the Securities and Exchange Commission.

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

A number of companies that were associated with President Donald J. Trump have filed for bankruptcy. There can be no assurances that TMTG will not also become bankrupt.

Entities associated with President Donald J. Trump have filed for bankruptcy protection in the past. The Trump Taj Mahal, which was built and owned by President Donald J. Trump, filed for Chapter 11 bankruptcy in 1991. The Trump Plaza, the Trump Castle, and the Plaza Hotel, all owned by President Donald J. Trump at the time, filed for Chapter 11 bankruptcy in 1992. THCR, which was founded by President Donald J. Trump in 1995, filed for Chapter 11 bankruptcy in 2004. Trump Entertainment Resorts, Inc., the new name given to Trump Hotels & Casino Resorts after its 2004 bankruptcy, declared bankruptcy in 2009. While all of the foregoing were in different businesses than TMTG, there can be no guarantee that TMTG’s performance will exceed the performance of those entities.

A number of companies that had license agreements with President Donald J. Trump have failed. There can be no assurances that TMTG will not also fail.

Trump Shuttle, Inc., launched by President Donald J. Trump in 1989, defaulted on its loans in 1990 and ceased to exist by 1992. Trump University, founded by President Donald J. Trump in 2005, ceased operations in 2011 amid lawsuits and investigations regarding that company’s business practices. Trump Vodka, a brand of vodka produced by Drinks Americas under license from The Trump Organization, was introduced in 2005 and discontinued in 2011. Trump Mortgage, LLC, a financial services company founded by President Donald J. Trump in 2006, ceased operations in 2007. GoTrump.com, a travel site founded by President Donald J. Trump in 2006, ceased operations in 2007. Trump Steaks, a brand of steak and other meats founded by President Donald J. Trump in 2007, discontinued sales two months after its launch. While all these businesses were in different industries than TMTG, there can be no guarantee that TMTG’s performance will exceed the performance of these entities.

The License Agreement does not require President Donald J. Trump to use Truth Social in certain circumstances, including with respect to posts that he determines, in his sole discretion, to be politically-related. TMTG lacks any meaningful remedy with respect to such determination — which could have a material adverse effect on the business and/or operations of TMTG.

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

In addition, President Trump may make any post that he deems, in his sole discretion, to related to government, politics, or similar topics (“Political Related Posts”) on any social media site at any time, regardless of whether that post originates from a personal account. Most or all of Donald J. Trump’s posts as President of the United States may be deemed by him to be Political Related Posts. TMTG may lack any meaningful remedy if President Donald J. Trump minimizes his future use of Truth Social and/or broadly construes the definition of Political Related Posts, which could have a material adverse effect on the business and/or operations of TMTG.

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

President Donald J. Trump will have the right to terminate the License Agreement if any products or services ever fail to satisfy the highest standards for quality and reputation unless such failure is cured immediately (but not later than 30 days) after notification, regardless of whether TMTG is listed on a public stock exchange.
The License Agreement provides that, if it is not sooner terminated, the term of the License Agreement will continue in perpetuity, except that it may be terminated by TMTG Sub for convenience or by President Donald J. Trump for a breach of TMTG Sub’s obligation to ensure that any products or services offered or marketed using President Donald J. Trump’s name or likeness meet the highest standards of quality and reputation if such breach is not cured immediately (but not later than 30 days) after notification.

TMTG may inadvertently trigger President Donald J. Trump’s right to terminate the License Agreement.

TMTG may inadvertently violate the foregoing requirement regarding quality and reputation, because that requirement is phrased in highly subjective terms, and it may not be practicable to cure any such violation within the 30-day period specified in the License Agreement.

President Donald J. Trump’s criminal conviction in New York could make it more difficult for TMTG to obtain approvals from certain regulators or in certain jurisdictions.

On May 31, 2024, President Donald J. Trump was convicted in the Supreme Court of the State of New York, New York County, of 34 felony counts in connection with the alleged falsification of business records.  On January 10, 2025, he was sentenced to unconditional discharge.  On January 31, 2025, President Trump’s counsel filed a notice of appeal, and many commentators have criticized the decision to charge and sentence President Trump based on a novel legal theory during a presidential campaign and transition.
On December 17, 2024, President Donald J. Trump transferred 100% of his interest in TMTG to the Trust.  While the trustee of the Trust has sole voting and investment power over all securities owned by the Trust, as of the date of this Annual Report, President Trump remains the indirect beneficial owner of a majority of TMTG’s common stock via the Trust.
TMTG operates in a regulated environment and from time to time may need or seek to obtain regulatory approvals, licenses or permits. Although subject to appeal, the fact and nature of President Donald J. Trump’s conviction, combined with his indirect beneficial ownership in TMTG via the Trust, could make it difficult or impossible for TMTG to obtain such approvals, licenses or permits, including with respect to payments and finance, from certain regulators and/or in certain jurisdictions.

Risks Related to Intellectual Property

TMTG’s intellectual property may be infringed upon, and others have and may continue to accuse TMTG of infringing on their intellectual property, either of which could adversely affect TMTG’s business and result in protracted and expensive litigation.

In recent years, there has been significant litigation in the United States over patents and other intellectual property rights. Although TMTG is not engaged in such litigation in the United States, in the future TMTG or customers who use TMTG’s products may be alleged to be infringing the trademarks, copyrights, patents and other intellectual property rights of third parties, including allegations made by TMTG’s competitors or by non-practicing entities. As mentioned below, TMTG is currently engaged in a dispute over trademark rights in the European Union, in an administrative litigation setting. TMTG cannot predict whether assertions of third-party intellectual property rights or claims arising from these assertions will substantially harm TMTG’s business and operating results. If TMTG is forced to defend any infringement claims, whether they are with or without merit or are ultimately determined in TMTG’s favor, TMTG may face costly litigation and diversion of technical and management personnel. Some of TMTG’s competitors have substantially greater resources than TMTG does and are able to sustain the cost of complex intellectual property litigation to a greater extent and for longer periods of time than TMTG could. Furthermore, an adverse outcome of a dispute may require TMTG: to pay damages, potentially including treble damages, and attorneys’ fees, if TMTG is found to have willfully infringed a party’s patent or other intellectual property rights; to cease making, licensing or using products that are alleged to incorporate or make use of the intellectual property of others; to expend additional development resources to redesign TMTG’s products; to rebrand its services; and to enter into potentially unfavorable royalty or license agreements in order to obtain the rights to use necessary technologies and current branding. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to TMTG, or at all. In any event, TMTG may need to license intellectual property which would require TMTG to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in TMTG’s favor or without significant cash settlements, the time and resources necessary to resolve them could harm TMTG’s business, operating results, financial condition and reputation.

The USPTO previously issued a non-final rejection of T Media Tech LLC’s applications to register the trademarks “Truth Social” and “TRUTHSOCIAL” for use with a social media network based on its view that such use of these trademarks by T Media Tech LLC would be likely to confuse consumers because of the similarity of these trademarks to existing registered and pending trademarks. On that basis, the owners of those registered trademarks may bring claims against T Media Tech LLC and/or TMTG alleging trademark infringement. If such claims were successful, TMTG may be forced to rebrand, to pay substantial monetary damages or to enter into a trademark license agreement on unfavorable terms. On April 12, 2024, T Media Tech LLC filed an EU trademark application for “TRUTH SOCIAL.”

TMTG Sub filed a cancellation proceeding on April 12, 2024 in the European Union Intellectual Property Office (referred to as the EUIPO) against a European Union trademark registration for “Truth Social” held by Claudio Lopes. Mr. Lopes filed for his European Union trademark registration for “Truth Social” on October 21, 2021, which was the day after TMTG publicly announced its upcoming launch of the Truth Social platform. The cancellation proceeding is therefore based on Mr. Lopes’s bad faith registration. Mr. Lopes received his European Union trademark registration for “Truth Social” on February 3, 2022, and has claimed that TMTG is infringing his European Union trademark registration for “Truth Social.” On July 8, 2025, Mr. Lopes filed a notice of opposition against T Media Tech LLC’s EU trademark application. The EUIPO rejected the cancellation proceeding, and an appeal of the EUIPO’s decision was filed on January 22, 2025. In addition, on January 23, 2025, T Media Tech LLC filed a second cancellation proceeding with the EUIPO against Mr. Lopes’s “Truth Social” European Union registration.

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

As such, litigation diverts the time and resources of TMTG’s Management Team, regardless of the merits of the claim. There can be no assurance that TMTG would prevail in any future litigation relating to TMTG’s intellectual property or licensing agreements. If TMTG were to lose such a case and be required to cease the sale of certain products or the use of certain technology or branding or were forced to pay monetary damages, the results could adversely affect TMTG’s business and reputation.

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

If TMTG’s is unable to successfully register certain trademarks, the value of TMTG’s brand and other intangible assets may be diminished, and TMTG’s business may be materially adversely affected.

On February 14, 2023, a trademark for “TRUTH SOCIAL” in classes 21 and 25 was registered with USPTO by T Media Tech LLC for use with cups, mugs and certain types of clothing. Trademark applications for “Truth Social” in classes 9 and 42; for “TRUTHSOCIAL” in classes 9, 35, 38, 41, 42 and 45; and for “TRUTHPLUS” in classes 9, 35, 38, 41, and 42 are the subject of suspension notices received from USPTO on October 24, 2022; February 14, 2023 and February 17, 2023, respectively, in each case based on alleged similarity to existing registered (and pending) trademarks. In particular, the USPTO has issued non-final rejections of all of the foregoing applications to register marks for use with a social media network or a streaming video service. Although TMTG or an affiliate pursued certain appeal rights, there can be no assurance that TMTG will be able to overcome the objections of the trademark examiner or that the challenged marks will be approved. Several additional trademark applications remain pending, but have not been the subject of final adverse action by USPTO.

TMTG may be unable to obtain patent or trademark protection for its technologies and brands, and any patents or trademarks that may be issued in the future, may not provide TMTG with competitive advantages or distinguish its products and services from those of its competitors. In addition, any patents and trademarks may be contested, circumvented, or found unenforceable or invalid, and TMTG may not be able to prevent third parties from infringing, diluting or otherwise violating them. For example, TMTG is currently challenging an apparent bad faith registrations of the Truth Social trademark in the European Union.

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

Trademark, copyright, patent, and other intellectual property rights are important to TMTG and other companies. TMTG’s intellectual property rights extend to TMTG’s technology, business processes and the content on TMTG’s website. TMTG intends to use the intellectual property of third parties in merchandising TMTG’s products and marketing TMTG’s service through contractual and other rights. If there is any claim against TMTG for infringement, misappropriation, misuse or other violation of third party intellectual property rights, and TMTG is unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter TMTG’s business practices, as appropriate, on a timely basis, TMTG’s business and competitive position may be affected adversely. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of TMTG’s business. There are numerous patents that broadly claim means and methods of conducting business on the internet. TMTG has not exhaustively searched patents relative to TMTG’s technology. TMTG has been and may be accused of infringing certain of these patents. In addition, other parties may assert infringement or unfair competition, or other intellectual property claims against TMTG that could relate to any aspect of TMTG’s technology, business processes, branding, merchandizing, and marketing activities or TMTG’s intellectual property rights. TMTG cannot predict whether third parties will assert claims of infringement against it, the subject matter of any of these claims or whether these assertions or prosecutions will adversely affect TMTG’s business. If TMTG is forced to defend itself against any of these claims, whether they are with or without merit or are determined in TMTG’s favor, TMTG may face costly litigation, diversion of technical and management personnel, inability to use TMTG’s current branding or website technology or inability to market TMTG’s service or merchandise TMTG’s products. As a result of a dispute, TMTG may have to develop non-infringing technology, rebrand, enter into royalty or licensing agreements, adjust TMTG’s merchandizing or marketing activities or take other action to resolve the claims. These actions, if required, may be unavailable on terms acceptable to TMTG, costly or unavailable.

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

Legal, Regulatory, Compliance, and Governance Risks

TMTG’s reputation, competitive advantage, financial position and relationships with its users could be materially harmed if TMTG is unable to comply with complex and evolving data protection and privacy, security, and breach of notification laws and regulations, and the costs and resources required to achieve compliance may have a materially adverse impact.

Federal, state, and international laws and regulations govern the protection, collection, use, processing, retention, sharing, privacy, and security of data that TMTG may access, use, disclose, transfer, store, and collect across TMTG’s operational and advertising solutions. As such, TMTG’s reputation, competitive advantage, financial position and relationships with its users could be materially harmed if TMTG is accused of a violation or is unable to comply with complex and evolving data protection and privacy, security, and breach of notification laws and regulations, and the costs and resources required to achieve compliance on an international scale may have a materially adverse impact on its business. TMTG may also rely on third‐party service providers to collect, process, transmit, and store personal or confidential information (including users’ payment card data and video and audio recordings). In the course of delivering TMTG’s product(s), TMTG expects to use, disclose, control, process, collect, transmit and store information that is related to and seeks to correlate internet-connected devices, user activity and the advertisements it places. TMTG may face certain legal obligations regarding the manner in which TMTG treats such information. These legal obligations are complex and rapidly evolving. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation, as well as increased enforcement of existing laws, could have an adverse effect on TMTG’s business. Further, TMTG, its service providers and its business partners use tracking technologies, including cookies, device identifiers, and related technologies, to help TMTG manage and track users’ interactions with TMTG platforms, services, websites and content, and deliver relevant advertising and personalized content.

TMTG strives to comply with all applicable laws, regulations, policies and legal obligations relating to privacy, security, and data protection, collection, processing use, disclosure, transmission, and storage. However, the applicability of specific laws may be unclear in some cases, particularly in the new and rapidly evolving industry in which TMTG operates, and domestic and foreign government laws, regulations, and enforcement of data practices and data tracking technologies is expansive, poorly defined and rapidly evolving. In addition, it is possible that these requirements may be interpreted and applied in a manner that is new or inconsistent from one jurisdiction to another and may conflict with other laws, regulations, or rules or TMTG’s practices. Any actual or perceived failure by TMTG to comply with U.S. federal, state or international laws, including laws and regulations regulating data privacy, security or consumer protection, or use, disclosure or unauthorized access to or by third parties to this information, could result in proceedings or actions against TMTG by government entities, competitors, private parties or others. Any proceedings or actions against TMTG alleging violations of consumer or data protection laws or asserting privacy-related or security-related theories could result in governmental enforcement actions or litigation that could expose TMTG to substantial financial penalties, or other monetary or non-monetary relief, negative publicity, loss of confidence in TMTG’s products, decline in user or advertiser growth or damage to TMTG’s brand and reputation and could force TMTG to cease operations or force TMTG to spend significant amounts in defense of these proceedings, distract TMTG’s Management Team, increase its costs of doing business, adversely affect the demand for its solutions and ultimately result in the imposition of monetary liability. TMTG may also be contractually liable to indemnify and hold harmless TMTG’s customers, vendors or third parties from the costs or consequences of litigation resulting from using TMTG’s solutions or from the disclosure of confidential information, which could damage TMTG’s reputation among its current and potential customers, and may require significant expenditures of capital and other resources that could cause it to lose significant business and revenue. Compliance with applicable privacy, security and breach laws and regulations may increase TMTG’s costs of doing business and adversely impact its ability to conduct its business and market its solutions, products and services to its users and potential users. Any significant change to applicable laws, regulations or industry practices, or to interpretations of existing laws and regulations, regarding the use or disclosure of users’ data, or regarding requirements around obtaining consent from users for the use and disclosure of such data, could require TMTG to modify its products to allow for limited data use, possibly in a material manner, and may limit TMTG’s ability to develop new products that make use of the data that users voluntarily share.

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

In the U.S., there is not one comprehensive data protection, consumer protection, data privacy, security, youth social media or breach notification law. Rather, numerous state and federal laws must be complied with by TMTG simultaneously across U.S. jurisdictions. Various types of companies and their data are regulated by stringent industry specific regulations and standards based on data type and sensitivity. For example, all 50 states and four U.S. territories have enacted laws that require notice of data breaches. Many U.S. states  require comprehensive data protection, privacy and/or security compliance programs. Additionally, TMTG’s use of data to deliver relevant advertising and other services on TMTG’s platform places TMTG and at risk for claims under various unsettled federal and state laws, including the Video Privacy Protection Act (“VPPA”). There are also a number of legislative proposals pending before the U.S. Congress and various state legislative bodies, concerning data protection that could affect TMTG. At this time some states have laws restricting the use and disclosure of minor’s user data, biometric data and/or health information without notice and/or express consent of a natural person of the age of majority with appropriate legal authority to consent. If TMTG fails to comply with the federal and/or state data protection and data privacy laws, or if regulators or plaintiffs assert TMTG has failed to comply with them, it may lead to court orders, injunctions, regulatory enforcement actions, private lawsuits, a reduction in revenue, and/or reputational damage.

Many U.S. states and some territories have adopted and/or are likely to adopt in the near future state privacy laws similar to stringent European privacy laws that require data mapping, consumer rights to erasure, deletion, and portability that will be materially costly for TMTG to interpret, implement and maintain. If TMTG fails to comply with federal or state data protection and data privacy laws, or if regulators or plaintiffs assert TMTG has failed to comply with them, it may lead to regulatory enforcement actions, private lawsuits and/or reputational damage.  For example, California’s privacy law, the CCPA, and follow-on legislation in the CPRA, provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CRPA. Similar laws passed in numerous other U.S. states with several that went into effect in 2024 and 2025 and other that will become effective in the near future. Additional U.S. states are considering, similar data privacy laws. TMTG expects that new legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. TMTG may be required to make additional compliance investments and changes to its business processes in order to comply with individual state privacy and security laws currently in effect and/or as they are enacted. The Federal Trade Commission (“FTC”) Act prohibits unfair and deceptive practices. The FTC has broad investigatory authority, including the authority to subpoena witnesses, demand civil investigation, and require businesses to submit written reports under oath. The FTC can and does engage in enforcement actions, issue rulings, and seek civil penalties in federal court. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. An FTC enforcement action may lead to court orders, injunctions, additional regulatory enforcement actions, consent decrees which are posted publicly on the FTC’s website, consent orders, a reduction in revenue, and/or reputational damage.

Existing and new legislation or regulatory decisions related to children’s data may restrict TMTG’s ability to collect and use information about minors or also limit TMTG’s advertising services and ability to offer products and services to minors in certain jurisdictions. For example, in the U.S., the Children’s Online Privacy Protection Act (“COPPA”) expands liability for the collection of information by operators of websites and other electronic solutions that are directed to children. Legal guardian consent is required for certain activities involving the data of children. Questions exist as to how regulators and courts may interpret the scope and circumstances for potential liability under COPPA, but this remains a significant focus of the FTC in light of mental health and other concerns over children’s use of social media. The FTC continues to provide guidance and clarification regarding COPPA. FTC guidance or enforcement precedent may make it difficult or impractical for TMTG to provide advertising on certain websites, services or applications. In addition, the FTC has fined an advertising network for certain methods of collecting and using data from mobile applications, including certain applications directed at children, and failing to disclose the data collection to mobile application developers in its network. In 2025, the FTC approved updates to COPPA to impose significant new obligations regarding the collection, use, and disclosure of personal information from children under 13 such as requiring separate parental consent for data sharing with third parties for targeted ads, requiring data minimization and a data retention policy, expanding the definition of covered information to include biometric identifiers and government-issued identifiers beyond Social Security number and expanding parental consent notice requirements. Further, there is increased regulation at the state level, as several U.S. states, including Arkansas, Utah, Texas, California, and Florida, among others, have passed laws restricting TMTG’s ability to offer services to minors without parental consent or otherwise limiting the services that TMTG can provide to minors. While enforcement of a number of these statutes (or parts of them) has been enjoined as a result of legal challenges to them, it is possible that the decisions to enjoin these statutes may be overturned, the injunctive orders may expire, and certain statutes are coming into effect that may not be subject to injunctions. Should enforcement of one or more of these statutes not be enjoined, TMTG may not be able to comply with certain of these statutes by their respective effective dates. Additionally, the EU and many of its member states, among other jurisdictions, also have rules that limit processing of personal information, including children’s data, and that impose specific requirements intended to protect children online. TMTG and its advertisers could be at risk for violation or alleged violation of these and other privacy, advertising, children’s online protection, or similar laws.

Internationally, depending on TMTG’s activities and operations, it may be subject to various data protection regulations. For example, TMTG is subject to the European Union’s General Data Protection Regulation (EU) 2016/679 (“GDPR”), which applies to all members of the European Economic Area (“EEA”) and, in some circumstances, to controllers and processors in a jurisdiction outside the EEA including any business, regardless of its location, that provides goods or services to data subjects located in the EEA, or monitors the behavior of EEA data subjects. The GDPR imposes significant restrictions, obligations and penalties on data controllers and data processors, including stringent requirements for the processing of personal data. If TMTG fails to comply with the GDPR, it may lead to regulatory investigation with possible enforcement of monetary penalties ranging from 10 million to 20 million euros, or 2% to 4% of annual worldwide revenue (whichever is higher), private or class action lawsuits and/or reputational damage. Further, withdrawal of the United Kingdom (“UK”) from the European Union (“EU”) has led to legal uncertainty and divergent national laws and regulations. In particular, while the Data Protection Act of 2018, which supplements the GDPR, is now effective in the UK alongside the UK GDPR, it is still unclear whether transfer of data from the EEA to the UK will remain lawful under the GDPR without additional safeguards.

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

In addition, TMTG may be unable to transfer personal information from Europe and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. For example,. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the EEA and UK have significantly restricted the transfer of personal information to the U.S. and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the U.S.  in compliance with law, such as the EEA’s standard contractual clause, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allow for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms can be subject to legal challenges, and there is no assurance that TMTG can satisfy or rely on these measures to lawfully transfer personal information to the U.S.

If there is no lawful manner for TMTG to transfer personal information from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, TMTG could face significant adverse consequences, including the interruption or degradation of TMTG’s operations, the need to relocate part of or all of TMTG’s business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against TMTG’s processing or transferring of personal information necessary to operate TMTG’s business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal information from Europe to the U.S.  was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal information to the U.S.

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

Additionally, TMTG expects an increase in the regulation of the use of AI and ML in products and services. For example, in Europe, the proposed Artificial Intelligence Act (“AI Act”), once adopted, could impose onerous obligations related to the development, placing on the market and use of AI-related systems. TMTG may have to change TMTG’s business practices to comply with obligations under these or other new and evolving regimes.

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

TMTG may face lawsuits or incur liability as a result of content published on the Truth ecosystem.

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

In addition to intellectual property and licensing claims, TMTG may also be involved in numerous other lawsuits, many of which typically include claims for statutory damages, including putative class action lawsuits brought by users and claims brought by contractual counterparties such as vendors, current or former employees, convertible noteholders or advertising partners, or by stockholders, many of which claim statutory damages. Recent putative class action complaints against other companies in TMTG’s industry have included claims for violations of the Electronic Communications Privacy Act, 18 U.S.C. §§ 1030, the Computer Fraud and Abuse Act, 18 U.S.C. § 1030, The California Invasion of Privacy Act, Cal. Penal Code § 631, the California Unfair Competition Law, Business and Professions Code §§ 17200, et seq., the New York General Business Law §§ 349, et seq., and tort claims for negligence, invasion of privacy, intrusion upon seclusion, larceny/receipt of stolen property, conversion, and unjust enrichment. In fact, TMTG anticipates that TMTG will continue to be a target for numerous lawsuits in the future, and that prospective or actual litigation involving TMTG may generate significant negative attention. If TMTG is able to build an expansive user base, the plaintiffs in class action cases filed against TMTG typically will claim enormous monetary damages even if the alleged per-user harm is small or non-existent. Any litigation to which TMTG may in the future be a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or TMTG may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to TMTG’s products or business practices, and accordingly TMTG’s business, financial condition, or results of operations could be materially and adversely affected. However, defending any future claims may be costly and can impose a significant burden on management and employees, and TMTG may receive unfavorable preliminary or interim rulings in the course of litigation, which could adversely affect the market price of TMTG common stock. There can be no assurances that a favorable final outcome will be obtained in any cases in the future.

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

On the closing of the Business Combination, TMTG obtained director and officer liability insurance to cover liabilities TMTG’s directors and key executive officers may incur in connection with their services to TMTG. There is no guarantee that such insurance coverage will protect TMTG from any damages or loss claims filed against it, or that such coverage will be available on reasonable economic terms satisfactory and acceptable to TMTG.

Delaware law and TMTG’s Amended Charter and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Amended Charter, the Bylaws, and the DGCL contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the TMTG Board and therefore depress the trading price of TMTG’s Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the TMTG Board or taking other corporate actions, including effecting changes in the management of TMTG. Among other things, the Amended Charter and the Bylaws, as applicable, include provisions regarding:

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

•
the limitation that stockholders may not call a special meeting, of stockholders which could limit the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	the procedures for the conduct and scheduling of TMTG Board and stockholder meetings;

•
the requirement for the affirmative vote of holders of at least a majority of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of the Amended Charter, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the TMTG Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Management Team.

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

Any provision of the Amended Charter, the Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of TMTG’s capital stock, deprive stockholders from considering proposals they may believe to be in their best interests, and, consequently, could also affect the price that some investors are willing to pay for TMTG’s common stock.

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
The Amended Charter provides that, unless TMTG consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on its behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of its directors, officers, or other employees to TMTG or its stockholders, (iii) any action arising pursuant to any provision of the DGCL, or the Amended Charter or the Bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine id the Court of Chancery of the State of Delaware except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a Court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. The Amended Charter also provides that the U.S. District Court for the Southern District of Florida is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The Bylaws also provide that any person or entity purchasing or otherwise acquiring any interest in shares of TMTG’s capital stock will be deemed to have notice of and to have consented to this choice of forum provision. The exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision may not be held to apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is uncertainty as to the extent to which a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of TMTG’s securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with TMTG or its directors, officers or other employees, which may discourage lawsuits against TMTG and its directors, officers and other employees. If a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, TMTG may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm TMTG’s results of operations.

Ongoing litigation over the “conversion ratio” could adversely affect TMTG’s business, financial condition and stock price.

As disclosed in Item 1 of this Annual Report, on February 29, 2024, ARC filed a lawsuit in the Court of Chancery of the State of Delaware (C.A. No. 2024-0186-LWW) against Digital World and its directors, alleging an impending violation of the Digital World Charter. ARC alleged that Digital World failed to commit to issue conversion shares to ARC that ARC claims it is owed upon the consummation of the Business Combination pursuant to the Charter.

On September 16, 2024, the Chancery Court issued its order in this matter setting the conversion ratio at 1.4911:1.  The Chancery Court ruled against ARC on a substantial majority of its claims, reducing ARC’s proposed calculation of the conversion ratio of 1.81:1 by approximately 70% and holding that the former board members of Digital World did not breach any fiduciary duties in setting the conversion ratio calculation or in their public disclosures of the same. As a result of the Chancery Court’s order, a portion of the disputed conversion Common Stock held in escrow were released to ARC. Accordingly, 785,825 shares of TMTG Common Stock, which represents the Court’s calculation for the difference between the ratio of 1.348:1 determined by the Digital World Board and 1.4911:1, were released from escrow.  238,692  additional shares were released to Non-ARC Class B shareholders in accordance with Court’s ratio.

Both parties still retain the option to file an appeal within 30 days after the Chancery Court’s final order.  If ARC appeals and is successful, such appeal could result in the issuance of additional shares, diluting other stockholders and affecting TMTG’s stock price.  Further proceedings in this matter could lead to substantial legal costs, adversely impact the business operations and financial health of TMTG, and/or impair TMTG’s management’s ability to allocate adequate attention and resources to effectively implement TMTG’s business strategy.

The Trust holds approximately 52.1% of the outstanding TMTG common stock, which control limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to TMTG’s organizational documents and the approval of any merger, consolidation, sale of all or substantially all of its assets, or other major corporate transaction requiring stockholder approval.
As of February 12, 2025, the Trust beneficially owned approximately 52.1% of the voting power of the outstanding TMTG common stock. Accordingly, where a majority or plurality vote is required, as applicable, President Donald J. Trump will be able to determine the outcome of matters submitted to TMTG’s stockholders for approval, including the election of directors, amendments to TMTG’s organizational documents and any merger, consolidation, sale of all or substantially all of TMTG’s assets or other major corporate transactions. The Trust may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of TMTG, could deprive TMTG’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of TMTG and might ultimately affect the value of TMTG common stock.

The Trust will, as a controlling stockholder, be entitled to vote its shares in its own interests, which may not always be in the interests of TMTG’s stockholders generally.

TMTG is a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, qualifies for exemptions from certain corporate governance requirements. TMTG relies on these exemptions, and as such its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of February 12, 2025, the Trust beneficially owned approximately 52.1% of the voting power of the outstanding TMTG common stock and therefore TMTG is a “controlled company” within the meaning of applicable rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

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

TMTG intends to rely on these exemptions going forward. As a result, TMTG’s stockholders will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Market Risks

The market prices of TMTG’s Common Stock and Public Warrants have been and may continue to be extremely volatile, which could cause purchasers of TMTG’s securities to incur substantial losses.

The market prices and trading volume of TMTG’s Common Stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of TMTG’s Common Stock and Public Warrants to incur substantial losses. Since the closing of the Business Combination through February 12, 2025, TMTG’s Common Stock has traded as low as $11.75 and as high as $79.38.

TMTG believes that the recent volatility and TMTG’s current market prices reflect market and trading dynamics unrelated to TMTG’s underlying business, or macro or industry fundamentals, and TMTG does not know how long these dynamics will last. Under the circumstances, investors in TMTG’s Common Stock and Public Warrants are subject to the risk of losing all or a substantial portion of their investment.

Broad market and industry factors may materially harm the market price of TMTG’s securities irrespective of TMTG’s operating performance. The stock market in general and Nasdaq specifically, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which it was acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to the Company could depress TMTG’s stock price regardless of TMTG’s business, prospects, financial conditions or results of operations. A decline in the market price of TMTG’s securities also could adversely affect TMTG’s ability to issue additional securities and TMTG’s ability to obtain additional financing in the future.

The trading prices of TMTG’s Common Stock and Public Warrants depend on many factors, including those described in this “Risk Factors” section, many of which are beyond TMTG’s control and may not be related to TMTG’s operating performance. Any of the factors listed below could have a material adverse effect on investment in TMTG’s Common Stock and Public Warrants, and TMTG’s Common Stock and Public Warrants may trade at prices significantly below the price paid for them. In such circumstances, the trading prices of TMTG’s Common Stock and Public Warrants may not recover and may experience a further decline. Factors affecting the trading price of TMTG’s Common Stock and Public Warrants may include:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from TMTG’s competitors;

•	changes in expectations as to TMTG’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally;

•
downward pressure on the price of Common Stock due to short sales, including those that do not comply with applicable laws and regulations; negative press, including false and misleading stories concerted attempts to manipulate the stock via social media strategic actions by TMTG or its competitors;

•	announcements by TMTG or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

•	announcements of estimates by third parties of actual or anticipated changes in the size of TMTG’s user base or the level of user engagement;

•	any significant change in TMTG’s Management Team;

•	changes in general economic or market conditions or trends in TMTG’s industry or markets;

•	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to TMTG’s business;

•	additional shares of TMTG securities being sold or issued into the market by TMTG or any of the existing stockholders or the anticipation of such sales;

•	sales or purchases of TMTG Common Stock by the Trust or the perception that it may sell or purchase TMTG Common Stock;

•	investor perceptions of the investment opportunity associated with TMTG common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by TMTG or third parties, including TMTG’s filings with the SEC;

•	litigation involving TMTG, TMTG’s industry, or both, or investigations by regulators into TMTG’s operations or those of TMTG’s competitors;

•	guidance, if any, that TMTG provides to the public, any changes in this guidance or TMTG’s failure to meet this guidance;

•	the development and sustainability of an active trading market for TMTG common stock;

•	actions by institutional or activist stockholders;

•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

Many of these factors are beyond TMTG’s control and may decrease the market price of the Common Stock, regardless of TMTG’s operating performance. In addition, the price volatility may be greater if the public float and trading volume of TMTG Common Stock is low. TMTG cannot make any predictions or projections as to what the prevailing market price for the Common Stock will be at any time, including as to whether the Common Stock will sustain current market prices, or as to what effect that the sale of shares or the availability of the Common Stock for sale at any time will have on the prevailing market price. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Common Stock.

Additionally, if TMTG’s securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of TMTG’s securities may be more limited than if they were quoted or listed on Nasdaq or another national securities exchange. Security holders may be unable to sell their securities unless a market can be established or sustained.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. TMTG may be the target of this type of litigation in the future. Securities litigation against TMTG could result in substantial costs and divert TMTG’s management’s attention from other business concerns, which could seriously harm TMTG’s business.

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

TMTG stockholders may experience significant dilution in the future.

The Amended Charter authorizes the issuance of 1,000,000,000 shares of capital stock, each with a par value of $0.0001 per share, consisting of (a) 999,000,000 shares of Common Stock, and (b) 1,000,000 shares of “blank check” preferred stock. There are currently approximately 747,313,011 authorized but unissued shares of TMTG common stock available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding TMTG warrants and TMTG options. There are currently no shares of preferred stock issued and outstanding. TMTG may issue additional shares of common or preferred stock under the Equity Incentive Plan, in connection with the exercise of warrants or as needed for working capital or other purposes. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of existing investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded TMTG’s Common Stock;

•
could cause a change in control if a substantial number of shares of common stock are issued, which, among other things, could result in the resignation or removal of TMTG’s present Management Team; and

•	may adversely affect prevailing market prices for Common Stock and Public Warrants.

Warrants may continue to be exercised for TMTG common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to TMTG’s stockholders.

DWAC issued 14,375,000 Public Warrants as part of its IPO and, on the IPO closing date, DWAC issued 566,742 Placement Warrants to ARC. In addition, DWAC issued 6,549,509 Post-IPO Warrants. The TMTG common stock issuable upon the exercise of TMTG’s warrants will result in dilution to the then existing TMTG stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of TMTG common stock and Public Warrants. Each such Public Warrant is exercisable to purchase one share of TMTG common stock at an exercise price of $11.50 per share.

As of December 31, 2024, 10,445,682 TMTG warrants had been exercised, resulting in approximately $119.8 million in proceeds for TMTG; 11,045,545 Public Warrants remained outstanding as of that date. To the extent such outstanding Public Warrants are exercised in the future, additional shares of TMTG common stock will be issued, which will result in dilution to the then existing holders of TMTG common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of TMTG common stock and may result in volatility in the trading price of TMTG’s securities.

Future sales, or the perception of future sales, by TMTG or its stockholders in the public market could cause the market price for TMTG’s common stock to decline.

TMTG cannot predict the effect, if any, that market sales of shares of TMTG common stock or the availability of shares of TMTG common stock for sale will have on the market price of the TMTG common stock prevailing from time to time. The sale of shares of TMTG common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of TMTG common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for TMTG to sell equity securities in the future at a time and at a price that it deems appropriate.

In addition, the shares of TMTG common stock reserved for future issuance under the 2024 Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total number of shares representing 7.5% of the fully diluted, and as converted, outstanding shares of TMTG common stock immediately following the closing of the Business Combination have been reserved for future issuance under the Equity Incentive Plan.

Moreover, TMTG has an effective registration statement for the resale of a substantial number of shares of TMTG common stock that significantly exceeds the number of shares of common stock constituting our public float. Accordingly, the filing of additional registration statements or the perception that further registration statements covering new shares or that sales of such shares could occur, could depress the market price of TMTG’s common stock.

In the future, TMTG may issue securities if it needs to raise capital in connection with a capital expenditure, working capital requirement or acquisition . For example, TMTG may issue additional share of common stock to Yorkville pursuant to the SEPA. The amount of shares of TMTG common stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of TMTG common stock. Any perceived excess in the supply of TMTG’s shares in the market could negatively impact the share price. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you and/or increase the volatility of the trading price of TMTG common stock.

TMTG’s Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by such holders of TMTG Warrants, which could limit the ability of holders to obtain a favorable judicial forum for disputes with TMTG.
TMTG’s Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against TMTG arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York and (ii) that TMTG irrevocably submits to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. TMTG will therefore waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of TMTG’s Warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of TMTG’s Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”) and (y) having service of process made upon such holder in any such enforcement action by service upon such holder’s counsel in the foreign action as agent for such holder.

If a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, TMTG may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect TMTG’s business, financial condition and results of operations and result in a diversion of the time and resources of the Management Team.

TMTG may redeem unexpired warrants prior to their exercise at a time that is disadvantageous for TMTG warrant holders.

The Public Warrants expire five years from the closing date of the Business Combination.  At any time prior to their expiration, TMTG has the ability to redeem outstanding Public Warrants at a price of $0.01 per warrant, so long as there is a current registration statement in effect with respect to the shares of TMTG common stock underlying such warrants, and provided that the last reported sales price of TMTG common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date TMTG sends the notice of redemption to the warrant holders. For reference, as of February 12, 2025, the closing price of TMTG common stock had been greater than $18.00 shares each of the prior 20 trading days.  As such, TMTG would have been able to exercise its redemption right at that time, and may be able to do so in the future.

Redemption of the outstanding Public Warrants could force a holder thereof to: (i) exercise TMTG’s warrants and pay the related exercise price at a time when it may be disadvantageous for it to do so; (ii) sell its warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal Redemption price which, at the time the outstanding Public Warrants are called for Redemption, is likely to be substantially less than the market value of its Public Warrants.

The exercise price of the TMTG warrants may in the future be higher than the value of TMTG’s common stock and TMTG may not receive further cash proceeds from the exercise of the warrants.

The exercise price of the TMTG warrants may be higher than the prevailing market price of the underlying shares of common stock. The exercise price of the warrants is subject to market conditions and may not be advantageous if the prevailing market price of the underlying shares of common stock is lower than the exercise price. The cash proceeds associated with the exercise of warrants to purchase TMTG common stock are contingent upon TMTG’s stock price. The value of TMTG’s common stock will fluctuate and may not align with the exercise price of the warrants at any given time. If the warrants are “out of the money,” meaning the exercise price is higher than the market price of TMTG’s common stock, there is a high likelihood that warrantholders may choose not to exercise their Warrants. As a result, TMTG may not receive further proceeds from the exercise of the warrants.

There can be no assurance that TMTG will continue to be able to comply with the continued listing standards of Nasdaq.

TMTG’s continued eligibility to maintain the listing of its securities on Nasdaq depends on a number of factors, including the price and the number of persons that hold TMTG’s securities. If Nasdaq delists TMTG’s securities from trading on its exchange for failure to meet its listing standards, and TMTG is not able to list such securities on another national securities exchange, then TMTG’s securities could be quoted on an over-the-counter market. If this were to occur, TMTG and its securityholders could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	reduced liquidity for its securities;

•
a determination that TMTG’s Common Stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for shares of Common Stock;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

TMTG’s securities may be subject to market manipulation and unlawful trading activity.

TMTG’s common stock has in the past appeared on Nasdaq’s Regulation SHO threshold list, which can be indicative of unlawful trading activity, and may appear on the Regulation SHO threshold list in the future. Market manipulation, including naked short selling of shares, may adversely affect the value and liquidity of TMTG’s securities.

Risks Related to Our Operations as a New Public Company

TMTG’s Management Team may not successfully or efficiently manage its transition to being a public company.

TMTG has been a public company and may from time to incur new obligations relating to its reporting, procedures and internal controls, including based on its status as a large accelerated filer as of the date of this Annual Report. These new obligations and attendant scrutiny will require investments of significant time and energy from TMTG’s executives and could divert their attention away from the day-to-day management of TMTG’s business, which in turn could adversely affect TMTG’s financial condition or operating results.

The members of TMTG’s Management Team have extensive experience leading complex organizations. However, they have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that specifically govern public companies. As such, TMTG’s Management Team may not successfully or effectively transition to managing a public company subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a disadvantage in that it is likely that an increased amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of TMTG. Moreover, TMTG may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. All of these factors may impair TMTG’s ability to prepare and timely comply with its reporting obligations.

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

TMTG’s controls may be inadequate because of changes in conditions in TMTG’s business. Further, weaknesses in TMTG’s disclosure controls or TMTG’s internal control over financial reporting may continue to be discovered in the future. Any failure to remediate, develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm TMTG’s operating results or cause TMTG to fail to meet its reporting obligations and may result in a restatement of TMTG’s financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of TMTG’s internal control over financial reporting that TMTG is required to include in TMTG’s periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in TMTG, which would likely have a negative effect on the trading price of TMTG common stock.

In addition, TMTG is required to file periodic financial reports with the SEC, and Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all such required periodic financial reports. TMTG’s predecessor, Digital World, did not timely file various required periodic reports, including Forms 10-Q for the quarters ended March 31, June 30, or September 30, 2023, and as result received non-compliance notices from the Listing Qualifications Department of Nasdaq. There can be no assurance that TMTG will be able to meet its filing obligations in a timely manner and maintain continued compliance with Nasdaq’s listing rules. Periodic Exchange Act reports help investors make informed investment decisions about the purchase or sale of a reporting company’s securities. TMTG’s inability to timely file Exchange Act reports with the SEC could adversely impact its ability to, among other things, (i) raise funds in the public markets, (ii) consummate certain strategic transactions, and (iii) attract and retain key employees. Any of these events could materially and adversely affect its financial condition and results of operations. Additionally, as a newly combined company following its Business Combination, TMTG is not eligible to use Form S-3 for the registration of securities until it has been current in its Exchange Act reporting requirements for at least 12 months. TMTG currently expects to be eligible to use Form S-3 on April 1, 2025. Issuers who have not timely filed their periodic reports either cannot gain or lose their eligibility to offer and sell their securities under a Form S-3 registration statement, making it more difficult to raise funds in a timely and cost-effective manner, or at all. If TMTG is unable to gain future eligibility to use Form S-3 due to its failure to timely meet its Exchange Act reporting obligations, investors may view its inability to use Form S-3 and any delays in becoming eligible as negative indicators of its regulatory compliance or financial health, potentially impacting its stock price and market perception. Each of the foregoing factors could have a material adverse effect on TMTG’s reputation, the price of its securities, and its business and results of operations.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

We recognize the importance of developing, implementing and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.
Our cybersecurity risk management activities and outcomes are guided by the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and assessed by a third party. We follow the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We engage in the following key elements to assess, prioritize and manage risk and compliance:

•	Assessments to help identify material cybersecurity risks to our critical systems, information, services and broader enterprise IT environments;

•	The use of external cybersecurity service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;

•	A cybersecurity incident response plan, and incident response policy to respond to cybersecurity incidents; and

•	We mandate that all employees, including corporate personnel with access to information systems, undergo annual data protection and cybersecurity training as well as compliance programs.
TMTG has also implemented controls designed to identify and mitigate cybersecurity risk associated with our use of third-party service providers.

Cybersecurity Governance

Our Board considers cybersecurity risk as critical and delegates cybersecurity risk oversight to the Audit Committee. Our CTO and Senior leadership, as part of our enterprise risk assessments, thoroughly evaluates our cybersecurity program, risks and corresponding mitigations, and reports to the Audit Committee, at least annually.

Management’s Role

Our Technology organization, led by our Chief Technology Officer, is accountable for our overall cybersecurity program in partnership with other business leaders. Our Chief Technology Officer has extensive experience leading global technology and IT organizations. Team members and outside experts supporting our program have relevant education and information security experience, including security for large multi-national, publicly traded companies. Our CTO has a master’s degree in Software Engineering, and expertise in both private and public companies within the technology sector. Our information security team remains abreast of the latest cybersecurity advancements, staying informed about potential threats and emerging risk management strategies. This continuous learning is vital for proactively preventing, detecting, mitigating, and remediating cybersecurity incidents. Our information security team is responsible for implementing and supervising processes for ongoing monitoring of our information systems, incorporating advanced security measures and regular system audits to pinpoint vulnerabilities. In the event of a cybersecurity incident, our information security team employs a well-defined incident response plan, comprising immediate actions to minimize impact and long-term strategies for remediation and prevention of future incidents.

Our information security team consistently updates the General Counsel, CFO and CEO on all cybersecurity risks and incidents to ensure top management stays informed about our cybersecurity posture and potential risks. Additionally, significant cybersecurity matters and strategic risk management decisions are escalated to the Board of Directors, granting them comprehensive oversight and the ability to provide guidance on critical cybersecurity issues.

To date, we have not experienced any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2.	Properties

Our headquarters, which we lease, are currently located in Sarasota, Florida, consisting of approximately 10,776 square feet of office space. Our lease for this facility expires on February 27, 2026.  A number of our employees work remotely across the United States. We provide our steaming services via a network of leased co-location data centers throughout the United States. Our facilities are adequate to meet our current needs though we intend to procure additional space in the future, if and as necessary, as we continue to add employees and expand our business.

Item 3.	Legal Proceedings

See “Business — Litigation” and NOTE 16 – COMMITMENTS AND CONTINGENCIES.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and Public Warrants are currently listed on the Nasdaq Global Marker under the symbols “DJT” and “DJTWW,” respectively.

Holders

As of February 12, 2025, there were 527 holders of record of our common stock and 89 holders of record of our Public Warrants. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

We have not paid any cash dividends on our common stock to date. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

During the year ended December 31, 2024, Yorkville purchased 20,330,365 shares of common stock for prices between $14.31 and $36.98 per share, pursuant to the terms of the SEPA. Proceeds of these equity sales under the terms of the SEPA were approximately $449.9 million (net of approximately $0.5 million of offering costs). Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. The proceeds from such sales were used for working capital and general corporate purposes.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and for the year ended December 31, 2022, and other information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “TMTG,” “we,” “us,” “our,” and the “Company” are intended to refer to (i) following the Business Combination, the business and operations of Trump Media & Technology Group Corp. and its consolidated subsidiaries, and (ii) prior to the Business Combination, Private TMTG (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.
In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all dollars are presented in thousands.

Overview

TMTG ended 2024 with $776,783.4 of cash, cash equivalents, and short-term investments, as well as $9,616.7 of debt (excluding lease liabilities) arising from the WCT transaction.
Truth Social
TMTG aspires to build a media and technology powerhouse to rival the liberal media consortium and promote free expression. TMTG was founded to fight back against the Big Tech companies-Meta (Facebook, Instagram, and Threads), X (formerly Twitter), Netflix, Alphabet (Google), Amazon and others-that it believes have colluded to curtail debate in America and censor voices that contradict “woke” ideology. TMTG aims to safeguard public debate and open dialogue, and to provide a platform for all users to freely express themselves.
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
During 2024, our capitalization was significantly enhanced through receipt of Business Combination proceeds and proceeds from the issuance of common stock described in detail in the section below titled, “Standby Equity Purchase Agreement.” As a result, we ended 2024 with $776,783.4 of cash, cash equivalents, and short-term investments and just $9,616.7 of debt (excluding lease liabilities).
Truth+
Private TMTG conducted extensive technological due diligence and testing regarding a particular, state-of-the-art technology that supports video streaming and provides a “home” for cancelled content creators, and which TMTG has worked to acquire and incorporate into its product offerings and/or services as soon as practicable. On April 16, 2024, TMTG announced that, after nine months of testing on its Web and iOS platforms, the Company has finished the research and development phase of a new live TV streaming platform and expects to begin scaling up its own content delivery network (“CDN”) branded as Truth+.

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

Truth.Fi
On January 29, 2025, TMTG announced its financial technology strategy, which will include the launch of the financial services and FinTech brand Truth.Fi, including the investment of up to $250 million to be custodied by Charles Schwab. In addition to traditional investment vehicles, these funds may be allocated to customized separately managed accounts; customized exchange-traded funds; and Bitcoin and similar cryptocurrencies or crypto-related securities.
Company Growth Strategy

As TMTG seeks to create a fully integrated media and technology company, it is pursuing these growth strategies:

Grow Truth Social. TMTG believes that growth in Truth Social’s user base will drive more unique content, which in turn will drive the viral, organic promotion of content on Truth Social, thereby attracting more platform partners and advertisers. TMTG also plans to grow Truth Social through the addition and refinement of user-friendly features — including the integration of video — and continued global expansion. As Truth Social attracts more users, the value proposition for advertisers increases, thereby incentivizing advertisers to develop unique and compelling content for the platform.

Increase Product Offerings and Services. Organically and/or in partnership with third parties, TMTG intends to continue developing additional cutting-edge products and/or services, including Truth+ and Truth.Fi, to complement the Truth Social platform and expand the Truth ecosystem.

Pursue Strategic Acquisitions and/or Partnerships. With cancel culture having swept through corporate America, businesses have faced increasing pressure to silence or disavow certain customers and/or have often taken controversial stands on political issues that alienated many consumers. Concurrently, an increasing number of entrepreneurs are catering to conservatives across various industries. TMTG will continue to explore opportunities to partner, merge with and/or acquire other participants in this growing America First Economy that would benefit from TMTG’s technology and branding—and that are able to function effectively if TMTG evolves into a holding company with numerous, largely autonomous subsidiaries in a variety of industries.
Such initiatives and acquisitions are subject to material changes and risks, some of which are beyond TMTG’s control. Given these uncertainties, TMTG believes it is premature for TMTG to predict when it will attain profitability and positive cash flows from its operations.
Key Factors Affecting Results of Operations

Executive & Consultant Promissory Notes

Private TMTG issued TMTG Executive & Consultant Promissory Notes to certain executives and consultants prior to the Closing Date. The principal amounts of the executive notes were as follows: $1,150.0 for Devin Nunes, our Chief Executive Officer, $4,900.0 for Phillip Juhan, our Chief Financial Officer, and $200.0 for Andrew Northwall, our former Chief Operating Officer, and the aggregate amount of such notes for other executives and one former director of Private TMTG was $4,650.0. Private TMTG was not required to pay any interest pursuant to such notes. Upon the closing of the Merger, such notes automatically converted in whole, without any further action by the holders thereof, into 1,090,000 shares of TMTG common stock. In addition, the aggregate principal amount of other consultant notes totaled $7,500.0, which converted into 750,000 shares of TMTG common stock at Closing.

Restricted Stock Units and Shares for Services

TMTG granted 2,428,018 RSUs to executives of the Company for the year-ended December 31, 2024.  The Company recognized $21,093.9 of compensation expense from the vesting of these RSUs based upon the fair value of the awards on their date of grant.  As of December 31, 2024, unrecognized compensation expense related to non-vested equity grants was $61,313.1.  In October 2024, we issued 57,230 shares of our common stock to WCT pursuant to achieving operational milestones related to the opening of our data centers that were compensatory in nature, due to project management services WCT provided related to opening our data centers outside the scope of our written agreement with them.  Compensation expense totaling $1,659.8 was recorded based on the fair value of the common stock when the milestones were achieved.

Inflation and the Global Supply Chain

Currently the U.S. economy is experiencing a bout of increased inflation, resulting in rising prices. The U.S. Federal Reserve, as well as its counterparts in other countries, have engaged in a series of interest rate hikes in an effort to combat rising inflation. Although inflation did not have a significant impact on our results of operations for the years ended December 31, 2024, 2023, and 2022, we anticipate that inflation will have an impact on our business going forward, including through a material increase in our cost of revenue and operating expenses in the coming years, if not permanently. Continued or permanent rises in core costs could impact our growth negatively.

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

Components of Results of Operations

Revenue

As of the period ended December 31, 2024, all revenue has been derived from the advertising of products and services on the Truth Social platform. Advertising revenue is generated by displaying advertisements as posts (attributable to “Truth Ads”) in users’ Truth Social feeds.

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

For a description of TMTG’s revenue recognition policies, see Note 2, Significant Accounting Policies and Practices, in TMTG’s consolidated financial statements as of and for the years ended December 31, 2024, 2023, and 2022 included in this Annual Report.

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

Income Tax Expense

TMTG is subject to income taxes in the United States. The Company maintains a net operating loss (“NOL”) position but has not recognized a benefit in future years. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. TMTG has established a full valuation allowance to offset its U.S. net deferred tax assets due to the uncertainty of realizing future tax benefits from our NOL carryforwards and other deferred tax assets. The utilization of the net operating losses prior to the Merger may be limited as per IRC Section 382.

Results of Operations

The results of operations presented below should be reviewed in conjunction with TMTG’s consolidated financial statements as of and for the years ended December 31, 2024 and 2023, together with the related notes thereto, included elsewhere in this Annual Report.

This section includes a comparison of certain 2024 financial information to the same information for 2023, and a comparison of 2023 financial information to the same information for 2022.

Comparison of the years ended December 31, 2024 and 2023.

The following table sets forth our consolidated statements of operations for the years ended December 31, 2024 and 2023, and the dollar and percentage change between the two periods:

(in thousands)	For the year-ended December 31, 2024	For the year-ended December 31, 2023	Variance, $	Variance, %
Revenue	$3,618.8	$4,131.1	$(512.3)	(12%)
Operating costs and expenses:
Cost of revenue	619.0	164.9	454.1	275%
Research and development	49,104.3	9,715.7	39,388.6	405%
Sales and marketing	6,383.7	1,279.6	5,104.1	399%
General and administration	130,616.8	8,878.7	121,738.1	1,371%
Depreciation and amortization	2,933.9	59.6	2,874.3	4,823%
Total operating costs and expenses	189,657.7	20,098.5	169,559.2	844%

(in thousands)	For the years-ended December 31, 2024	For the years-ended December 31, 2023	Variance, $	Variance, %
Loss from operations	(186,038.9)	(15,967.4)	(170,071.5)	1,065%
Other income/(expense):
Interest income	14,722.2	-	14,722.2	-
Interest expense	(3,089.8)	(39,429.1)	36,339.3	(92%)
Change in fair value of derivative liabilities	(225,916.0)	(2,791.6)	(223,124.4)	7,993%
Loss on the conversion of convertible debt	(542.3)	-	(542.3)	-
Loss from operations before income taxes	$(400,864.8)	$(58,188.1)	(342,676.7)	589%

Revenues

Revenues decreased $512.3, or 12%, to $3,618.8 for the year ended December 31, 2024 compared to revenue of $4,131.1 for the year ended December 31, 2023. A significant portion of the decrease was attributable to a change in a revenue share agreement with one of our advertising partners, which was intended to improve our short-term, pre-Merger financial position. Additionally, revenue has varied as we selectively test a nascent advertising initiative on our Truth Social platform.

Cost of revenue

Cost of revenue increased $454.1, or 275%, to $619.0 for the year ended December 31, 2024 compared to $164.9 for the year ended December 31, 2023. The increase was primarily due to content license and data center lease costs that support our burgeoning Truth+ platform.

Research and development expense

Research and development expense increased $39,388.6 or 405%, to $49,104.3 for the year ended December 31, 2024 compared to $9,715.7 for the year ended December 31, 2023. The increase was primarily driven by $30,142.5 of non-cash stock-based compensation expense recorded in the first quarter of 2024 related to the issuance of convertible notes to certain vendors engaged in the development of our live TV streaming platform, Truth+.  In addition, we experienced higher year-over-year consulting, salary, software, and server costs related to the implementation of Truth+.

Sales and marketing expense

Sales and marketing expense increased by $5,104.1, or 399%, to $6,383.7 for the year ended December 31, 2024 compared to $1,279.6 for the year ended December 31, 2023. The increase was primarily driven by a $4,064.6 increase in marketing expense following access to additional capital and a $600.0 bonus paid to an entity owned by a former director of and consultant to Private TMTG, as further described herein.

General and administration expense

General and administration expense increased by $121,738.1, or 1,371%, to $130,616.8 for the year ended December 31, 2024 compared to $8,878.7 for the year ended December 31, 2023. The increase was primarily due to merger related costs, including $80,661.9 of cash and non-cash stock-based awards to employees and vendors recorded throughout 2024 in connection with mergers and acquisitions completed during the year.  Additionally, we experienced higher legal, insurance, software license, accounting, finance, and other merger-related costs.

Depreciation and amortization

Depreciation and amortization expense increased $2,874.3, or 4,823%, to $2,933.9 for the year ended December 31, 2024 compared to $59.6 for the year ended December 31, 2023.  The increase in depreciation and amortization expense was due to the acquisition of software and hardware utilized to place our CDN into service as part of our launch of streaming video through Truth+.

Interest income

Interest income increased to $14,722.2 or 100%, for the year ended December 31, 2024 compared to $0.0 for the year ended December 31, 2023. The increase was due to interest earned in 2024 on cash holdings in a money market account and interest earned through repurchase agreements secured by U.S. treasury securities.

Interest expense

Interest expense decreased by $36,339.3, or 92%, to $3,089.8 for the year ended December 31, 2024 compared to $39,429.1 for the year ended December 31, 2023. The decrease was primarily due to the conversion of Private TMTG Convertible Notes to common stock, thus no longer accruing or accreting interest as compared for the year ended December 31, 2023.

Change in the fair value of derivative liabilities

The loss from the change in the fair value of the derivative liabilities of the Private TMTG Convertible Notes increased by $223,124.4, or 7,993%, to $225,916.0 for the year ended December 31, 2024, compared to $2,791.6 for the year ended December 31, 2023. All Private TMTG Convertible Notes were automatically converted into shares of our common stock immediately prior to Closing of the Merger, and pursuant to ASC 815, the derivative liabilities were revalued immediately prior to the conversion of the Private TMTG Convertible Notes on March 25, 2024, when our closing share price was $49.95 per share. The substantial increase in the value of our common stock when combined with the certainty of our execution of the Merger were primarily responsible for the increase in the change in fair value of the derivative liabilities. The increase in the fair value of the derivative liabilities is a non-cash expense and the issuance of Private TMTG common stock upon conversion of the Private TMTG Convertible Notes extinguished the derivative liabilities immediately prior to the Closing. Therefore, there was no derivative liability recorded as of December 31, 2024, and there will no longer be future earnings adjustments pertaining to the Private TMTG Convertible Notes derivative liabilities.

Comparison of the years ended December 31, 2023 and 2022.

The following table sets forth TMTG’s consolidated statement of operations for the years ended December 31, 2023 and 2022, and the dollar and percentage change between the two periods:

(in thousands)	For the year ended December 31, 2023	For the year ended December 31, 2022	Variance, $	Variance, %
Revenue	$4,131.1	$1,470.5	2,660.6	181%
Cost of revenue	164.9	54.5	110.4	203%
Research and development	9,715.7	13,633.1	(3,917.4)	(29%)
Sales and marketing	1,279.6	625.9	653.7	104%
General and administration	8,878.7	10,345.6	(1,466.9)	(14%)
Depreciation and amortization	59.6	58.7	0.9	2%

Total operating costs and expenses	20,098.5	24,717.8	(4,619.3)	(19%)
Loss from operations	(15,967.4)	(23,247.3)	7,279.9	(31%)
Other income/(expense):
Interest expense	(39,429.1)	(2,038.7)	(37,390.4)	1,834%
Change in fair value of derivative liabilities	(2,791.6)	75,809.9	(78,601.5)	(104%)
Income/(loss) before income taxes	(58,188.1)	50,523.9	(108,712.0)	(215%)

Revenues

Revenues increased by $2,660.6, or 181%, to $4,131.1 for the year ended December 31, 2023 compared to revenue of $1,470.5 for the year ended December 31, 2022. The increase was primarily the result of enhanced early-stage testing of a nascent advertising initiative on our Truth Social platform.

Cost of revenue

Cost of revenue increased by $110.4, or 203%, to $164.9 for the year ended December 31, 2023 compared to $54.5 for the year ended December 31, 2022. The increase was due to an increase in personnel-related expenses, which primarily reflects the allocation of a portion of salary expense for three of our employees who contributed to the early-stage testing of Truth Social’s nascent advertising initiative.

Research and development expense

Research and development expense decreased by $3,917.4, or 29%, to $9,715.7 for the year ended December 31, 2023 compared to $13,633.1 for the year ended December 31, 2022. The decrease was due to significantly lower IT-related third-party consulting fees, server costs, and computer software costs.

Sales and marketing expense

Sales and marketing expense increased by $653.7, or 104%, to $1,279.6 for the year ended December 31, 2023 compared to $625.9 for the year ended December 31, 2022. The increase was driven by a $859.8 increase in marketing expense, offset by a $206.2 decrease in marketing consultant costs.

General and administration expense

General and administrative expense decreased by $1,466.9, or 14%, to $8,878.7 for the year ended December 31, 2023 compared to $10,345.6 for the year ended December 31, 2022, driven by a $1,358.4 aggregate decrease in rent, travel and entertainment expenses, staffing-related costs, and office supplies.

Depreciation and amortization

Depreciation and amortization expense was effectively unchanged at $59.6 for year ended December 31, 2023 compared to $58.7 for the year ended December 31, 2022.

Interest Expense

Interest expense increased by $37,390.4, or 1,834%, to $39,429.1 for year ended December 31, 2023 compared to $2,038.7 for the year ended December 31, 2022.  The increase was primarily due to the accreted interest (which adds to the balance) related to TMTG’s convertible promissory notes recorded as of December 31, 2023.

Change in the fair value of derivative liabilities

For the year ended December 31, 2023, the fair value of the derivative liability component of the TMTG Convertible Notes increased 23% to $18,402.9 from $14,905.3 on December 31, 2022. The higher value was primarily driven by a 17% increase in the underlying price of Digital World’s stock during the measurement period (from $15.00 at year-end 2022 to $17.50 at year-end 2023). As a result, TMTG reported a related non-cash expense of $2,791.6 for the full year 2023.

For the year ended December 31, 2022, the fair value of the derivative liability component of the TMTG Convertible Notes decreased substantially. The lower value was primarily driven by a steep decline in the underlying price of Digital World’s stock during the measurement period. The underlying stock price decreased 71% for the year ended December 31, 2022 (from $51.43 to $15.00). As a result, TMTG reported related non-cash income of $75,809.9 for the full year 2022.

Liquidity and Capital Resources

Overview

Historically, as a private company, we financed operations primarily through cash proceeds from the issuance of Private TMTG Convertible Notes. During 2024, our capitalization was significantly enhanced through receipt of Business Combination proceeds and proceeds from the issuance of common stock described in detail in the section below titled, “Standby Equity Purchase Agreement.”  As a result, we ended 2024 with $776,783.4 of cash, cash equivalents, and short-term investments and just $9,616.7 of debt (excluding lease liabilities).  Cash and cash equivalents consist of interest-bearing deposits held at financial institutions. Cash deposits are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) limitations. Short-term investments consist of a repurchase agreement in which we loan our cash over 1 to 3 days to a seller in exchange for interest earned on debt securities collateralizing the loan.  The seller retains a beneficial interest in the securities serving as collateral.

Our primary short-term requirements for liquidity and capital are to fund general working capital and to invest in our strategic growth initiatives. We currently seek to (1) grow our initial product, Truth Social; (2) increase its product offerings and services, including through further development of its streaming technology platform, Truth+; and (3) pursue strategic acquisitions and/or partnerships. We intend to fund these activities through a combination of deploying cash on hand, generating advertising, subscription, and fee-based revenues, issuing equity, and/or selling stock pursuant to that certain Standby Equity Purchase Agreement dated July 3, 2024.

Although we anticipate that the current cash on hand will be sufficient to fund our operations for the foreseeable future, we cannot guarantee that we will not be required to obtain additional financing, or that additional financing, if needed, will be available on terms acceptable to us, or at all. In addition, although there are no other present binding understandings, commitments, or agreements with respect to any acquisition of other businesses, products, or technologies, we will, from time to time, evaluate acquisitions of other businesses, products, and technologies. If we are unable to raise additional equity or debt financing, as and when needed, we could be forced to forego such acquisitions or significantly curtail our operations.

Cash Flows

The following table shows our cash flows for the stated periods:

(in thousands)	For the year ended December 31, 2024	For year ended December 31, 2023	Variance
Net cash used in operating activities	$(60,982.7)	$(9,733.5)	$(51,249.2)
Net cash used in investing activities	(618,581.1)	(2.2)	(618,578.9)
Net cash provided by financing activities	$847,227.2	$2,500.0	$844,727.1

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $60,982.7 compared to $9,733.5 used in operating activities during the year ended December 31, 2023. The increase in cash used in operating activities was primarily driven by $52,717.5 of higher cash expenses (including higher general and administration, research and development, and marketing expenses).

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $618,581.1 compared to $2.2 used in investing activities during the year ended December 31, 2023. The substantial increase was due to the following: $606,547.3 of cash outflows to short-term investments, a $7,000.0 cash payment related to the acquisition of WorldConnect Technologies, and $5,033.8 of cash disbursements primarily related to placing our data centers into service.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $847,227.2 compared to $2,500.0 provided by financing activities for the year ended December 31, 2023. The increase was due to cash proceeds of $233,017.5 from the merger with DWAC, $47,455.0 from the issuance of convertible notes, $119,788.8 from the exercise of warrants, and $446,965.9 from the issuance of common stock (net of repurchases of $2,908.7).

Cash Flows for the Years Ended December 31, 2023 and 2022

The following table shows our cash flows provided by (used in) operating activities, investing activities, and financing activities for the stated periods:

(in thousands)	For the year ended December 31, 2023	For the year ended December 31, 2022	Variance
Net cash used in operating activities	$(9,733.5)	$(24,201.5)	$14,468
Net cash used in investing activities	(2.2)	(84.5)	82.3
Net cash provided by financing activities	2,500.0	15,360.0	(12,860)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023, was $9,733.5 compared to $24,201.5 used in operating activities during the period ended December 31, 2022. The decrease in cash used in operating activities was driven by a $7,279.9 lower operating loss in 2023 compared to 2022. The lower operating loss resulted from $2,660.6 of higher revenue and $4,729.7 of lower operating expenses (driven primarily by lower IT-related third-party consulting fees, server costs, computer software costs, rent, travel and entertainment expenses, and staffing-related costs).

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $2.2, a decrease of $82.3 from cash used in investing activities of $84.5 for the year ended December 31, 2022. The decrease was primarily due to lower purchases of furniture, fixtures, and equipment in 2023 compared to 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023, was $2,500.0 compared to $15,360.0 provided by financing activities for the year ended December 31, 2022. The decrease was primarily due to a lower dollar amount of issuance of the TMTG Convertible Notes in 2023 compared to 2022.

Private TMTG Convertible Notes

Notes 1 to 7 were issued from May 2021 through October 2021 with a cumulative face value of $5,340.0 (including $240.0 of debt issuance costs), maturity of 24 months from each respective issuance date and interest was accrued at 5% based on the simple interest method (365 days year) for each note. Each of Notes 1 to 7 contemplated multiple plausible outcomes that include conversion upon a Qualified SPAC Business Combination (“SPAC”) and at least one of the following conversion triggers: Qualified Initial Public Offering (“IPO”), private equity transaction and/or change of control. All outstanding principal of these Notes, together with all accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the lender upon conversion of the Notes in the event of a completed SPAC transaction would be the number of shares of the Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding, divided by $4.00. In other, non-SPAC conversion scenarios, the number of shares of Company stock to be issued to the Lender upon conversion of the Notes was variable based on the application of an automatic discounted share-settlement feature. For Notes 1 and 2, the number of shares of Company stock to be issued to the Lender upon a non-SPAC conversion event would be the number of shares of Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by 40% of the initial public offering price per share of a qualified initial public offering. For Notes 3 to 7, the number of shares of Company stock to be issued to the Lender upon a non-SPAC conversion event would be the number of shares of Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by 40% of (i) the initial public offering price per share of a qualified initial public offering, (ii) the price per share as determined by the valuation of the  Company in connection with a qualified private equity raise, or (iii) in the case of a change of control, the price per share determined in accordance with the Company’s then current fair value determined by an independent valuation firm.

Notes 8 to 12 were issued from November 2021 through December 2021 with a cumulative face value of $17,500.0, maturity of between 18 months and 36 months and interest was accrued at a range between 5%  and 10% based on the simple interest method (365 days year) for each note. Notes  8 to 12 were convertible simultaneously with the completion of a  SPAC merger agreement or IPO. All outstanding principal of these Notes, together with all accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by either US$25, US$21 or US$20 subject to the respective conditions of the individual Notes; provided, however, in the event that the stock price quoted for the Company on NASDAQ or The New York Stock Exchange (as applicable) at the time of the closing of the Qualified SPAC Business Combination (the “TMTG Stock Price”) is less than either $50 per share, $42 per share, $40 per share subject to the respective conditions of the individual Notes, then the Conversion Price would be reset to 50% of the then current TMTG Stock Price subject to a floor of $10 per share.

Notes 13 to 18 were issued from January 2022 through March 2022.  Note 19 was issued on August 23, 2023.  Notes 13 to 19 were Convertible Promissory Notes issued with a cumulative face value of  $17,360.0 (net of repayments), maturity of 18 months and interest will be accrued at a range between 5%  and 10% based on the simple interest method (365 days year) for each note. Notes 13 to 19 were convertible simultaneously with the completion of a SPAC merger agreement or IPO. All outstanding principal of these Notes, together with all accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes would be the number of shares of the Company Stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by either US$25 or US$21 subject to the respective conditions of the individual notes.

Notes 20 to 23 were issued from November 2023 through March 2024 with a cumulative face value of  $7,955.0, maturity of 18 months and interest will be accrued at 10% based on the simple interest method (365 days year) for each note. Notes 20 to 23 were convertible with the completion of a SPAC merger agreement IPO. The outstanding principal of the Notes, accrued but unpaid interest on such principal, would convert to equity. The number of shares of Company stock to be issued to the Lender upon conversion of the Notes in the event of a SPAC transaction would be the number of shares of the Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by US$10.  The number of shares of Company stock to be issued to the Lender upon conversion of the Notes in the event of an IPO would be the number of shares of the Company stock (rounded to the nearest whole share) equal to the quotient of: (a) the principal plus accrued interest on the Notes then outstanding (b) divided by 50% of the IPO price per share.

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

Additionally, pursuant to a note purchase agreement entered into by and between Digital World and certain institutional investors on February 8, 2024 (the “Note Purchase Agreements”), Digital World issued $50,000.0 in convertible promissory notes (the “DWAC Convertible Notes”). The DWAC Convertible Notes: (a) accrued interest at an annual rate of 8.00% and are payable on the earlier of (i) the date that is 12 months after the date on which the Digital World consummated the Business Combination, which interest is not payable to the extent the holder exercises the conversion right and (ii) the date that the winding up of Digital World was effective (such date, the “Maturity Date”); (b) were convertible (i) at any time following the consummation of the Business Combination, but prior to the Maturity Date, redemption or otherwise the repayment in full of the DWAC Convertible Notes, at each holder’s option, in whole or in part, and subject to the terms and conditions of the DWAC Convertible Notes, including any required shareholders’ approval upon the consummation of the Business Combination and (ii) into that number of shares of common stock of the Company and warrants included in the units, each unit consisting of one share of common stock of the Company and one-half of one warrant of the Company (the “Conversion Units”), equivalent to (A) the portion of the principal amount of the applicable DWAC Convertible Note (excluding any accrued interest, which shall not be payable with respect to the DWAC Convertible Note that was converted) being converted, divided by (B) $8.00 (the “Conversion Price”); (c) could have been redeemed by the Company, in whole or in part, commencing on the date on which all common stock of the Company issuable to the holders has been registered with the SEC, by providing a 10-day notice of such redemption (the “Redemption Right”), which Redemption Right was contingent upon the trading price of the common stock of the Company exceeding 130% of the applicable conversion price on at least 3 trading days, whether consecutive or not, within the 15 consecutive trading days ending on the day immediately preceding the day on which a redemption notice is issued by the Company; (d) were initially drawable for 20% of the applicable investor’s commitment amount and a final drawdown for the remaining 80% to occur upon the closing of the Business Combination, with the proceeds of such final drawdown deposited into a control account as indicated by the Company (the “Control Account”). The proceeds from such final drawdown deposited into the Control Account remained therein and could not be withdrawn by the Company until such time as (i) the Company exercised the Redemption Rights using the proceeds in the Control Account, (ii) any portion of the applicable DWAC Convertible Note was converted, at which time such portion shall be released from the Control Account or (iii) if prior to the conversion, a resale registration statement of the Company covering all common stock issued pursuant to the DWAC Convertible Notes had been declared effective by the SEC. The DWAC Convertible Notes were subject to specified events of default and had registration rights pursuant to the registration rights agreement entered into by the Company and the parties thereto as of September 2, 2021.  Following the effectiveness on June 18, 2024, of a resale registration statement covering all common stock issued pursuant to the DWAC Convertible Notes, all such notes were converted on or before June 20, 2024.  The proceeds of the final drawdown were released from the Control Account on July 1, 2024.

Standby Equity Purchase Agreement

On July 3, 2024, we entered into the Standby Equity Purchase Agreement (“SEPA”), pursuant to which we shall have the right, but not the obligation to sell up to $2,500,000.0 of our common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA.

The per share subscription price is 97.25% of the Market Price during a one or three-day pricing period elected by us.  The “Market Price” is defined in the SEPA as the lowest daily volume weighted average price (“VWAP”) during the one trading day, in the case of a one-day pricing period or of the three consecutive trading days, in the case of a three-day pricing period.  There is no upper limit on the subscription price per share that could be paid for the shares.

During the year-ended December 31, 2024, we sold 20,330,365 shares of our common stock for prices between $14.31 and $36.98 per share, pursuant to the terms of the SEPA.  Proceeds of these equity sales under the  terms of the SEPA were $449,874.6 (net of $513.5 of deferred offering costs).

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we had no off-balance sheet arrangements that had, or are reasonably likely to have, a current or future effect on our financial statements.

Critical Accounting Policies and Significant Management Estimates

We prepare our financial statements in accordance with GAAP. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management team. To the extent that there are differences between our estimates and actual results, its future financial statement presentation, balance sheet, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding its historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of its balance sheet and results of operations because they require its most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Of our significant accounting policies, which are described in Note 2 to our financial statements, the following accounting policies and specific estimates involve a greater degree of judgement and complexity.  Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and operating results.

Revenue Recognition. We record revenue in accordance with ASC 606.  We enter into advertising contractual arrangements with advertising manager service companies. The advertising manager service companies provide advertising services to customers that facilitate the placement of ads on our Truth Social platform. We determine the number of Ad Units available on our Truth Social platform. The advertising manager service companies have sole discretion over the terms of the auction and all payments and actions associated therewith. Prices for the Ad Units are set by an auction operated and managed by these third-party companies. We have the right to block specific advertisers at its sole reasonable discretion, consistent with applicable laws, rules, regulations, statutes, and ordinances. We are an agent in these arrangements, and recognize revenue for our share in exchange for arranging for the specified advertising to be provided by the advertising manager service companies. The advertising revenues are recognized in the period when the advertising services are provided on a net basis.

See Note 2 to our consolidated financial statements for additional information regarding revenue recognition and unearned revenue.

Software Development Costs. We expense software development costs, including costs to develop software products or the software component products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility typically is reached shortly before the release of such products. As a result, development costs that meet the criteria for capitalization were not material for the periods present.

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

Stock Based Compensation. We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date for equity classified instruments, and liability classified awards are subject to remeasurement in accordance with ASC 718. Awards granted to directors are treated on the same basis as awards granted to employees.

Acquisitions. We determine whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is accounted for as an asset acquisition. If the threshold is not met, further assessment is undertaken to ascertain whether the acquisition meets the definition of a business.

We include the results of operations of acquired businesses in our financial statements as of the respective dates of acquisition. Accounting for business acquisitions requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to tangible and intangible assets acquired, liabilities assumed and pre-acquisition contingencies. The purchase price, including estimates of the fair value of contingent consideration when applicable, is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the respective acquisition dates, with the excess recorded as goodwill. Critical estimates used in valuing certain acquired intangible assets include, but are not limited to, future expected cash flows and discount rates.

Equity classified contingent consideration, which relate to future earn-out payments associated with our acquisitions, are generally valued their fair value on the acquisition date.

We use our best estimates and assumptions to determine acquisition-date fair values. These estimates are inherently uncertain and subject to refinement. We continue to collect information and reevaluate our preliminary estimates and assumptions and record any qualifying measurement period adjustments to goodwill.

See Notes 2 and 4 to our financial statements for additional information regarding business acquisitions.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill and indefinite-lived intangible assets are assessed for impairment annually, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. If we determine the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred. We perform our impairment assessment based on a quantitative analysis performed for our reporting unit.

We review finite-lived intangible assets for impairment whenever an event occurs or circumstances change that indicate that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. Should an asset not be recoverable, an impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is recognized in operating income or loss in the consolidated statements of operations during the period incurred.

We performed our annual impairment assessment for 2024, and concluded that no impairment of goodwill was indicated.  As of December 31, 2024, we believe such assets are recoverable, however, there can be no assurance these assets will not be impaired in future periods.  Any future impairment charges could adversely impact our results of operations.

See Notes 2 and 5 to our financial statements for additional information regarding goodwill and indefinite-lived intangible assets.

Convertible Promissory Notes. We issued the Private TMTG Convertible Notes, which contained a range of fixed rate conversion features, whereby the outstanding principal and accrued interest would be converted into common shares at a fixed discount to the market price of the common stock at the time of conversion. The Private TMTG Convertible Notes represented a financial instrument other than an outstanding share that embodies a conditional obligation that we must or may have settled by issuing a variable number of its equity shares. The bifurcated embedded features of the convertible promissory notes were initially recorded on the balance sheet at their fair value on the date of issuance. After the initial recognition, the fair value of the convertible promissory notes (derivative feature component) may have changed over time due to changes in market conditions. The change in fair market value was included in the statement of operations. The liability component of the bifurcated convertible promissory notes (net of any related debt issuance costs) accreted interest using the respective effective interest rate method until maturity.

Fair Value of Financial Instruments. We use a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.

Level 3. Significant unobservable inputs which are supported by little or no market activity.

The fair value hierarch requires an entity to maximize the use of observable inputs and minimize the use of unobservable input when measuring fair value.  The determination of fair value involves the use of appropriate valuation methods and relevant inputs into valuation models.

Our financial assets and liabilities that are measured at fair value on a recurring basis include investments and derivative financial instruments.

We measure certain other instruments, including stock-based compensation awards settled in stock, and certain assets acquired in a business combination, also at fair value on a non-recurring basis.

Change in fair value of derivative liabilities. The automatic discounted share-settlement feature of the Private TMTG Convertible Notes was an embedded derivative requiring bifurcation accounting as (1) the feature was not clearly and closely related to the debt host and (2) the feature met the definition of a derivative under ASC 815 (Derivatives and Hedging).

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

Interest expense. Interest expense consists of accreted interest expense on Private TMTG’s outstanding convertible promissory note obligations and assumed debt from the WCT acquisition, amortization of deferred financing costs, other related financing expenses and the post-merger interest expense related to DWAC’s Note Purchase Agreements. The convertible promissory notes (net of any related debt issuance costs) accreted interest using the respective effective interest rate method until the debt was extinguished.

Income tax expense. We are subject to income taxes in the United States. The Company maintains a net operating loss (“NOL”) position but has not recognized a benefit in future years. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a full valuation allowance to offset its U.S. net deferred tax assets due to the uncertainty of realizing future tax benefits from our NOL carryforwards and other deferred tax assets. The utilization of the net operating losses prior to the Merger will be limited as per IRC Section 382.

Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, the fair value of assets acquired and liabilities assumed in business acquisitions, the assessment of recoverability of our goodwill and long-lived assets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates include assumptions used in the fair value of equity instruments, the valuation allowance against deferred tax assets, the estimates of fair value of derivative liabilities, recoverability of goodwill and intangibles, fair value of short-term investments, useful lives of property and equipment, earn-out shares, and stock-based compensation.

Recent Accounting Pronouncements

See Note 2 to TMTG’s consolidated financial statements for the years ended December 31, 2024, 2023, and 2022.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Credit Risk

As of December 31, 2024 and 2023, effectively all of our cash and cash equivalents were maintained with large financial institutions. We have reviewed the financial statements of our banking institutions and believe it currently has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Financial Market Risk

The primary objective of any investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. Some of the securities we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of its investment will decline. To minimize this risk in the future, we may maintain our portfolio of cash equivalents and investments in a variety of securities, including (but not limited to): commercial paper, money market funds, government and non-government debt securities and certificates of deposit.

Item 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-24 comprising a portion of this Report, which are incorporated by reference under this Item.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, TMTG’s Chief Executive Officer, and Chief Financial Officer (the “Certifying Officers”), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of TMTG’s management, including its Certifying Officers, TMTG carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation as of December 31, 2024, the Certifying Officers concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal controls over financial reporting discussed below.

Notwithstanding the identified material weakness described below, the Certifying Officers, do not believe that this deficiency had an adverse effect on our reported operating results or financial condition, and has concluded that our financial statements and other financial information included in this Annual Report and other periodic filings present fairly, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in accordance with GAAP.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Semple, Marchal & Cooper LLP  (PCAOB ID: 178), an independent registered public accounting firm, as stated in their report included herein.

Our management identified a material weakness primarily related to our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

This material weakness did not result in any material misstatements to our consolidated financial statements or any changes to previously filed financial statements.

Remediation Efforts with Respect to Material Weakness

TMTG is committed to remediating the material weaknesses described above and continuing remediation efforts in 2025. We are implementing several remediation measures including, but not limited to hiring additional accounting staff with the requisite background and knowledge, engaging third parties to assist in complying with the accounting and financial reporting requirements related to significant and complex transactions as well as adding personnel to assist with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. While our efforts are ongoing, we plan to continue to take additional steps to remediate the material weaknesses, improve our financial reporting systems, and implement new policies, procedures, and controls; however, we cannot guarantee those measures will prevent or detect material weaknesses in the future.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Trump Media & Technology Group Corp.
Sarasota, Florida

Opinion on Internal Control over Financial Reporting

We have audited Trump Media & Technology Group Corp.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the  consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes  (collectively referred to as “the financial statements”) and our report dated February 14, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain formal accounting policies, processes and controls has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 financial statements, and this report does not affect our report dated February 14, 2025 on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

We have served as the Company’s auditor since 2024.

Phoenix, Arizona
February 14, 2025

Item 9B.	Other Information

(a)        On October 10, 2024, the Company entered into a separation agreement (the “Separation Agreement”) with Andrew Northwall, who resigned as the Company’s Chief Operating Officer effective September 28, 2024 (the “Separation Date”). Pursuant to the Separation Agreement, Mr. Northwall is entitled to receive (i) the unpaid balance of his base salary for 30 days following the Separation Date, (ii) an additional lump sum payment of $60,833.33, reflecting two months’ salary, and (iii) $182,500.00, reflecting six months of regular wages, to be paid in six equal installments over 14 months following the Separation Date. The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which is filed as Exhibit 10.15.
(b)        On August 9, 2024, Phillip Juhan, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.  Mr. Juhan sold an aggregate of 384,000 shares of our common stock in November 2024 before terminating the plan.

Item 9C.	Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

Not applicable.
PART III - OTHER INFORMATION
Item 10.	Directors, Executive Officers and Corporate Governance

Information Regarding Directors and Executive Officers.

The information required by this Item 10 relating to officers and directors and nominees for election to the Board of Directors is incorporated by reference to the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act.

If applicable, the information required by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act contained under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated by reference to the Proxy Statement.

Code of Business Conduct and Ethics.

In accordance with the information required by this Item 10 relating to the code of ethics required by Item 406 of Regulation S-K, the Company has a Code of Ethics and Business Conduct (the “Code”), which applies to its directors, officers (including the Chief Executive Officer and the Chief Financial Officer), and all other employees (collectively, the “Covered Persons” and each a “Covered Person”). The full text of the Code is available on the Investor Relations section of the Company’s website. The Company intends to satisfy the SEC’s requirements regarding amendments to, or waivers from, the Code by posting such information on its website.

Procedures for Shareholders to Recommend Director Nominees.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee Information.

The information required by this Item 10 relating to the Company’s audit committee financial experts and identification of the Company’s audit committee is incorporated by reference to the Proxy Statement.

Insider Trading Policy

The Company has an Insider Trading Policy which prohibits Covered Persons from buying or selling the Company’s securities while the Covered Person is aware of material nonpublic information about the Company. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11.	Executive Compensation

Information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Share-Based Compensation Plans

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

Changes in Control

On December 17, 2024, President Donald J. Trump transferred 114,750,000 shares of TMTG common stock to the Trust, of which he is the sole beneficiary. Donald J. Trump Jr. is the sole trustee of the Trust and has sole voting and investment power over all securities owned by the Trust.  Management of the Company knows of no other arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement under the captions “Transactions with Certain Related Persons” and “Proposal I — Election of Directors.”

Item 14.	Principal Accountant Fees and Services

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
Item 15.	Exhibit and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

*	Semple, Marchal & Cooper, LLP, PCAOB Firm ID No. 178

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this Annual Report on Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description of Exhibits
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

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A2, filed by Digital World Acquisition Corp. on July 26, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A2, filed by Digital World Acquisition Corp. on July 26, 2021).
4.4*	Description of Registrant’s Securities
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

10.3+
Trump Media & Technology Group Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

10.4
Form of Lock-up Agreement by and among Digital World Acquisition Corp., Trump Media & Technology Group Corp. and Certain Stockholders, Directors and Officers of Trump Media & Technology Group Corp. thereto (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

10.5
Amendment of the Insider Letter, dated May 12, 2022, by and among Digital World Acquisition Corp., its officers, directors, ARC Global Investments II LLC and EF Hutton, Division of Benchmark Investments, LLC (previously filed as Exhibit 10.12 to the Registration Statement on Form S-4 filed by Digital World Acquisition Corp. on May 16, 2022).

10.6+
TMTG Executive Employment Agreement with Phillip Juhan, dated July 7, 2021, as of the Effective Date (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.7+
TMTG Amendment to Executive Employment Agreement with Phillip Juhan, dated December 31, 2021, as of the Effective Date (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.8*+	TMTG Second Amendment to Executive Employment Agreement with Phillip Juhan, dated March 8, 2024.
10.9+
TMTG Executive Employment Agreement with Devin Nunes, dated January 2, 2022, as of the Effective Date (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.10*+	TMTG Amendment to Executive Employment Agreement with Devin Nunes, dated March 7, 2024.
10.11+
TMTG Executive Employment Agreement with Andrew Northwall, dated December 17, 2021, as of the Effective Date (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.12+
TMTG Addendum to Executive Employment Agreement with Andrew Northwall, dated December 30, 2023, as of the Effective Date (incorporated by reference to Exhibit 10.16 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.13*+	TMTG Amendment to Executive Employment Agreement with Andrew Northwall, dated March 7, 2024.
10.14*+	TMTG Second Amendment to Executive Employment Agreement with Andrew Northwall, dated March 11, 2024.
10.15*+	Separation Agreement, dated October 3, 2025, by and between Andrew Northwall and the Company.
10.16*	Form of Private TMTG Executive & Consultant Convertible Promissory Note
10.17
Second Amended & Restated License, Likeness, Exclusivity and Restrictive Covenant Agreement, dated February 2, 2024, by and among President Donald J. Trump, DTTM Operations, LLC, and TMTG (incorporated by reference to Exhibit 10.17 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.18
Order Instituting Cease-and Desist Proceedings pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order, dated July 20, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on July 21, 2023).

10.19
Form of Digital World Acquisition Corp. Compensation Program Convertible Note (incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.20
Form of Warrant Subscription Agreement, dated as of February 7, 2024, by and among Digital World Acquisition Corp. and certain accredited investors 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on February 8, 2024).

10.21
Form of Note Purchase Agreement, dated February 8, 2024, by and among Digital World Acquisition Corp. and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on February 8, 2024).

10.22
Form of Convertible Promissory Note, issued February 8, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on February 8, 2024).

10.23
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

10.24
Letter Agreement, dated February 8, 2024, between Digital World Acquisition Corp. and Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 10.34 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.25
Amendment to the Warrant Agreement, dated March 15, 2024, by and among Digital World Acquisition Corp., Continental Stock Transfer & Trust Company and Odyssey Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on March 18, 2024).

10.26
Share Escrow Agreement, dated March 21, 2024, by and among Digital World Acquisition Corp., Trump Media & Technology Group Corp. and Odyssey Transfer & Trust Company (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).

10.27
ARC Escrow Agreement, dated March 21, 2024, between Digital World Acquisition Corp. and Odyssey Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on March 26, 2024).

10.28
Non-ARC Class B Shareholders Escrow Agreement, dated March 21, 2024, by and among Digital World Acquisition Corp., Arc Global Investments II, LLC and Odyssey Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on March 26, 2024).

10.29	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).
10.30	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).
10.31
Amended and Restated Promissory Note, dated August 20, 2021, issued to ARC Global Investments II LLC (incorporated by reference to Exhibit 10.2 to the Amended to Registration Statement on Form S-1, filed by Digital World Acquisition Corp. on August 20, 2021).

10.32
Standby Equity Purchase Agreement between Trump Media & Technology Group Corp. and YA II PN, LTD., dated July 3, 2024. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Trump Media and Technology Group Corp. on July 3, 2024)

10.33†
Asset Acquisition Agreement, dated July 3, 2024, by and among the Company, WorldConnect Technologies, L.L.C., WorldConnect IPTV Solutions, LLC and JedTec, L.L.C. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on July 3, 2024).

10.34†
Amended and Restated Option Agreement, dated July 3, 2024, by and between WorldConnect Technologies, L.L.C., Perception Group, Inc., Perception TVCDN Ltd., and FORA, FOrum RAčunalništva, d.o.o. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on July 3, 2024).

10.35
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

19.1*	Trump Media & Technology Group Corp. Insider Trading Policy
21.1*	List of Subsidiaries of Trump Media & Technology Group Corp.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Executive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.
**	Furnished herewith.
†
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Indicates a management or compensatory plan.

Item 16.	Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Trump Media & Technology Group Corp.
Sarasota, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trump Media & Technology Group Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 14, 2025 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of TMTG Earnout Shares

Description of the Matter
As described in Note 1 and Note 3 to the consolidated financial statements and in the consolidated statements of stockholders’ equity, the fair value of TMTG Earnout Shares on the date of closing of the merger with Digital World Acquisition Corp. was determined by the Company to be approximately $2.5 Billion. This amount was recorded as an increase to accumulated deficit and paid in capital, respectively, in the same amount.

How We Addressed the Matter in Our Audit
The Company engaged a valuation specialist to determine the fair value of the TMTG Earnout Shares. This specialist utilized a Monte Carlo simulation analysis to determine the fair value of the Earnout Shares at the date of the merger. Auditing the reasonableness of the Monte Carlo simulation analysis involved complex mathematical models and valuation assumptions. The primary procedure to address this audit matter included retention of an additional independent valuation specialist to reperform the Monte Carlo analysis and comment on the appropriateness of the underlying assumptions. Further, we reviewed the reports of the valuation experts, the methodology used for the respective valuation reports and the significant assumptions used therein. We reviewed the reports under the guidance contained in the applicable PCAOB Auditing Standards and concluded that the valuations arrived at in the reports were prepared in accordance with the standards applicable to their profession, used reasonable assumptions, in light of the facts and circumstances and were not materially different.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants
We have served as the Company’s auditor since 2024.

Phoenix, Arizona
February 14, 2025

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets as of December 31, 2024 and December 31, 2023 and Statements of Operations, Stockholders’ (Deficit)/Equity and Cash Flows for the years ending December 31, 2024, December 31, 2023 and December 31, 2022

TRUMP MEDIA & TECHNOLOGY GROUP CORP.
Consolidated Balance Sheets

(in thousands except share and per share data)	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$170,236.1	$2,572.7
Short-term investments	606,547.3	-
Prepaid expenses and other current assets	7,457.3	327.5
Accounts receivable, net	17.4	81.0
Total current assets	784,258.1	2,981.2

Property and equipment, net	4,366.0	29.2
Goodwill	120,884.2	-
Intangible assets, net	25,363.1	-
Right-of-use assets, net	3,416.1	353.2
Total assets	938,287.5	3,363.6

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	10,167.5	1,600.7
Convertible promissory notes	-	41,818.8
Related party payables	262.0	-
Derivative liability	-	17,282.5
Unearned revenue	1,010.7	4,413.1
Current portion of long-term debt	4,780.5	-
Current portion of operating lease liability	1,080.8	160.3
Total current liabilities	17,301.5	65,275.4

Long-term operating lease liability	2,559.7	201.6
Long-term debt - Other	4,836.2	-
Convertible promissory notes	-	3,528.2
Derivative liability	-	1,120.3
Total liabilities	24,697.4	70,125.5
Commitments and contingencies (Note 16)
Stockholders’ Equity/(Deficit):
Preferred Stock $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	-	-
Common Stock $ 0.0001 par value – 999,000,000 shares authorized, 220,657,016 and 87,500,000 shares issued and outstanding at December 31, 2024 and December 31, 2023	22.1	8.8
Paid in Capital	3,861,662.4	-
Treasury Stock	(2,908.7)	-
Accumulated Deficit	(2,945,185.7)	(66,770.7)
Total stockholders’ equity/(deficit)	913,590.1	(66,761.9)
Total liabilities and stockholders’ equity/(deficit)	$938,287.5	$3,363.6

The Notes to the Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.
Consolidated Statements of Operations
	Year Ended
(in thousands except share and per share data)	December 31, 2024	December 31, 2023	December 31, 2022
Net sales	$3,618.8	$4,131.1	$1,470.5
Operating costs and expenses(1)
Cost of revenue	619.0	164.9	54.5
Research and development	49,104.3	9,715.7	13,633.1
Sales and marketing	6,383.7	1,279.6	625.9
General and administration	130,616.8	8,878.7	10,345.6
Depreciation and amortization	2,933.9	59.6	58.7
Total operating costs and expenses	189,657.7	20,098.5	24,717.8
Loss from operations	(186,038.9)	(15,967.4)	(23,247.3)
Interest income	14,722.2	-	-
Interest expense	(3,089.8)	(39,429.1)	(2,038.7)
Change in fair value of derivative liabilities	(225,916.0)	(2,791.6)	75,809.9
Loss on the conversion of convertible debt	(542.3)	-	-
(Loss)/income from operations before income taxes	(400,864.8)	(58,188.1)	50,523.9
Income tax expense	-	1.1	0.2
Net (loss)/income	$(400,864.8)	$(58,189.2)	$50,523.7
(Loss)/earnings per Share attributable to common stockholders:
Basic	$(2.36)	$(0.67)	$0.58
Diluted*	$(2.36)	$(0.67)	$0.58
Weighted Average Shares used to compute net loss/earnings per share attributable to common stockholders:
Basic	169,630,052	87,500,000	87,500,000
Diluted	169,630,052	87,500,000	87,500,000

(1)Costs of operating expenses include stock-based compensation expense as follows:
Research and development	$30,142.5	$-	$-
General and administration	77,244.6	-	-
Total stock-based compensation expense	$107,387.1	$-	$-
*Loss per share attributable to common stockholders for diluted calculation is based on the Basic weighted shares as these are not dilutive. The Basic and diluted loss per share attributable to common stockholders are therefore the same.
The Notes to Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.
Consolidated Statements of Stockholders’ (Deficit)/Equity
(in thousands, except share data)	Common Stock Number of Shares	Par Value $0.0001	Treasury Stock Number of Shares	Treasury Stock	Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)/ Equity
Retroactive application of recapitalization to January 1, 2022	87,500,000	$8.8	-	$-	$-	$(59,105.2)	$(59,096.4)
Net income	-	-	-	-	-	50,523.7	50,523.7
Balance as of December 31, 2022	87,500,000	$8.8	-	$-	$-	$(8,581.5)	$(8,572.7)
Net Loss	-	-	-	-	-	(58,189.2)	(58,189.2)
Balance as of December 31, 2023	87,500,000	$8.8	-	$-	$-	$(66,770.7)	$(66,761.9)
Issuance of earnout shares	40,000,000	4.0	-	-	2,477,546.2	(2,477,550.2)	-
Conversion of convertible notes upon reverse capitalization	6,014,534	0.6	-	-	300,425.4	-	300,426.0
Stock based compensation	2,506,235	0.2	-	-	107,387.1	-	107,387.3
Issuance of common stock upon reverse capitalization	41,346,049	4.1	-	-	219,617.5	-	219,621.6
Exercise of warrants	10,445,682	1.1	-	-	119,828.4	-	119,829.5
Conversion of convertible notes in common stock	6,250,000	0.6	-	-	49,999.4	-	50,000.0
Common stock issued for cash	20,655,365	2.1	-	-	454,849.5	-	454,851.6
Acquisition of WCT, net of offering costs	5,042,770	0.5	-	-	132,009.0	-	132,009.5
Common stock for ARC settlement	1,024,517	0.1	-	-	(0.1)	-	-
Treasury stock	-	-	(128,138)	(2,908.7)	-	-	(2,908.7)
Net loss	-	-	-	-	-	(400,864.8)	(400,864.8)
Balance as of December 31, 2024	220,785,152	$22.1	(128,138)	$(2,908.7)	$3,861,662.4	$(2,945,185.7)	$913,590.1

 The Notes to the Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.
Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net (loss)/income	$(400,864.8)	$(58,189.2)	$50,523.7
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on debt	2,963.3	39,429.1	2,038.7
Change in fair value of derivative liability	225,916.0	2,791.6	(75,809.9)
Depreciation and amortization	2,933.9	60.4	59.1
Loss on extinguishment of debt	542.3	-	-
Stock based compensation	107,387.1	-	-
Operating lease amortization	418.9	153.8	86.8
Change in operating assets and liabilities
Related party receivable/payable	-	-	(72.1)
Prepaid expenses and other current assets	(2,273.4)	(1.6)	105.2
Accounts receivable	63.6	426.9	(507.8)
Unearned revenue	(3,402.4)	4,413.1	-
Operating lease liabilities	(203.1)	(149.6)	(82.5)
Accounts payable and accrued liabilities	5,535.9	1,332.0	(542.7)
Net cash used in operating activities	(60,982.7)	(9,733.5)	(24,201.5)

Cash flows used in investing activities
Purchases of property and equipment	(5,033.8)	(2.2)	(84.5)
Acquisition of WCT	(7,000.0)	-	-
Purchase of short-term investments	(606,547.3)	-	-
Net cash used in investing activities	(618,581.1)	(2.2)	(84.5)

Cash flows provided by financing activities
Proceeds of convertible promissory notes	47,455.0	3,500.0	15,360.0
Repayment of convertible promissory notes	-	(1,000.0)	-
Proceeds from merger	233,017.5	-	-
Repurchase of common stock	(2,908.7)	-	-
Proceeds from the issuance of common stock	449,874.6	-	-
Proceeds from the exercise of warrants	119,788.8	-	-
Net cash provided by financing activities	847,227.2	2,500.0	15,360.0

Net change in cash and cash equivalents	167,663.4	(7,235.7)	(8,926.0)
Cash and cash equivalents, beginning of year	2,572.7	9,808.4	18,734.4
Cash and cash equivalents, end of year	$170,236.1	$2,572.7	$9,808.4

Supplemental disclosure of cash flow information
Cash paid for interest	$126.5	$-	$-
Cash paid for taxes	$1,897.7	$-	$-

Noncash investing and financing activities
Shares issued for conversion of convertible notes	$350,426.0	$-	$-
Operating lease assets obtained in exchange for operating lease obligations	$3,481.7	$-	$593.9
Common stock issued for acquisition of WCT	$132,171.0	$-	$-
Common stock issued for underwriter fees	$10,107.5	$-	$-

The Notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)
NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the historical accounts of Trump Media & Technology Group Corp. (“TMTG”), which changed its name from Trump Media Group Corp. in October 2021. The mission of TMTG is to end Big Tech’s assault on free speech by opening up the Internet and giving people their voices back. TMTG operates Truth Social, a social media platform established as a safe harbor for free expression amid increasingly harsh censorship by Big Tech corporations and Truth+, a streaming platform focusing on news, Christian content, and family friendly programming.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Reclassifications

We revised the presentation of our statement of operations to reclassify cost of revenue as a component of operating costs and expenses, and resulted in our gross profit no longer being presented within the consolidated statements of operations. We revised the presentation of the statement of operations to reflect changes in the way we manage and evaluate our business due to our launch of content streaming on Truth+. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the fair value of assets acquired and liabilities assumed in business acquisitions, the assessment of recoverability of our goodwill and long-lived assets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to, the valuation of convertible promissory notes, derivative liabilities, fair value of intangible assets acquired in business acquisitions, recoverability of goodwill and intangibles, fair value of short-term investments, useful lives of intangibles and depreciable assets, earn-out shares and stock-based compensation.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany transactions have been eliminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Short-term investments

Our policy for short-term investments is to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. We utilize repurchase agreements, which are used to purchase United States Treasury Bills from a third-party seller, which are accounted for as secured borrowings under which the seller pledges its securities as collateral to secure a loan from us, which is equal in value to the estimated fair value of the pledged collateral. The seller retains beneficial ownership of the pledged collateral. At the maturity of the repurchase agreements, the seller is required to repay the loan plus accrued interest and concurrently receives back its pledged collateral from us. We may renew the agreements at the then prevailing financing rate for the same or other securities. We may be required to transfer additional cash in the event the fair value of the collateral pledged exceeds the loan balance. Our repurchase agreements are based the September 1996 version of the Bond Market Association Master Repurchase Agreement, which generally provides that the lender, as buyer, is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the seller, or, in an instance when such source is not available, the value determination is made by the lender.

Our repurchase agreements are expected to range from 1 to 3 days in duration and the purchase price will be equal to the repurchase price, reducing our exposure to significant market fluctuations and other variables that may result in decline of the fair value of the securities purchased. We intend to renew our repurchase agreements immediately upon the termination of the preceding repurchase agreement to increase our potential to generate interest income. The repurchase agreements are reported at the unpaid balance, net of any allowance for expected losses. No expected credit losses were recorded as of December 31, 2024.

Prepaid expenses and other current assets

Other current assets consist of receivables for proceeds from warrant exercises, deferred cost associated with the issuance of our common stock, retainers for professional services, prepaid rent, insurance and prepaid data costs. Prepaid and deferred costs are amortized proportionally to their utilization in our operations.

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

Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a line of service, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in TMTG climate, among others, may trigger an impairment review. If such indicators are present, TMTG performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified that necessitated an impairment test over property and equipment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note 6 - Property and equipment for further detail.

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

Additionally, we acquired capitalized software through a business acquisition (see Note 4, Business Acquisition).

Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are assessed for impairment annually, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. If we determine the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred. We perform our impairment assessment based on a quantitative analysis performed for our reporting unit.

We review finite-lived intangible assets for impairment whenever an event occurs or circumstances change that indicate that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. Should an asset not be recoverable, an impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is recognized in operating income or loss in the consolidated statements of operations during the period incurred.

As of December 31, 2024, we believe such assets are recoverable; however, there can be no assurance these assets will not be impaired in future periods. Any future impairment charges could adversely impact our results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 31, 2024, we recognized $2,236.9 of amortization expense on our intangible assets.

Revenue recognition

We record revenue in accordance with ASC 606. We determine the amount of revenue to be recognized through application of the following steps- Identification of the contract, or contracts with a customer; - Identification of the performance obligations in the contract; - Determination of the transaction price; - Allocation of the transaction price to the performance obligations in the contract; and - Recognition of revenue when or as we satisfy the performance obligations.

We entered into advertising contractual arrangements with advertising manager service companies. The advertising manager service companies provide advertising services through their Ad Manager Service Platform on our Truth Social website to customers. We determine the number of Ad Units available on our Truth Social website. The advertising manager service companies have sole discretion over the terms of the auction and all payments and actions associated therewith. Prices for the Ad Units are set by an auction operated and managed by these companies. We have the right to block specific advertisers at its sole reasonable discretion, consistent with applicable laws, rules, regulations, statutes, and ordinances. We are an agent in these arrangements, and recognizes revenue for our share in exchange for arranging for the specified advertising to be provided by the advertising manager service companies. The advertising revenues are recognized in the period when the advertising services are provided on a net basis.

Unearned revenue

Unearned revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Unearned revenue of $3,402.4 was recognized as revenue for the year ended December 31, 2024, which was included in the unearned revenue balance as of December 31, 2023. As December 31, 2024, unearned revenue is expected to be recognized during the succeeding 12-month period and is therefore presented as a current liability on the consolidated balance sheets.

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

Sales and marketing

Sales and marketing expenses consist primarily of personnel-related costs, including salaries, commissions, benefits and stock-based compensation for our employees engaged in sales, sales support, business development and media, marketing, and customer service functions. In addition, sales and marketing-related expenses also include advertising costs, market research, trade shows, branding, marketing, public relations costs, allocated facilities costs, and other supporting overhead costs. We expense sales and marketing cost in the period in which they are incurred.

Sales and marketing expenses were $6,383.7, $1,279.6 and $625.9 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Stock-based compensation

We have granted restricted stock units (RSUs) vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of the stock-based awards as compensation expense over the required service period of each award.

Stock-based awards are accounted for using the fair value method. RSU’s are measure based on the fair market value of the underlying common stock on their respective accounting grant dates. We use the straight-line amortization method to recognize stock-based compensation expense over the service period of the award. We record forfeitures when they occur, based on our lack of historical data available to estimate an appropriate forfeiture rate. Changes in our forfeiture rate can have a significant impact on our stock-based compensation expense since the cumulative effect of adjusting the forfeiture rate is recognized in the period in which the estimate is changed. Upon vesting or forfeiture of RSUs, we eliminate deferred tax assets for RSUs with multiple vesting dates for each vesting period on a first-in, first-out basis as if each vesting period were a separate award.

For the RSUs granted, the number of shares of common stock issued on the date the RSUs vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The obligation to pay the relevant taxing authority is contingent upon continued employment. In addition, the amount of the obligation is unknown, as it is based in part on the market price of our common stock when the awards vest.

We accounted for the Executive & Consultant Promissory Notes as a liability award under ASC 718 as the Executive & Consultant Promissory Notes could be converted into a variable number of shares upon a Change of Control event and the executives had the sole discretion to extend the Maturity Date which could result in us being required to settle the Executive & Consultant Promissory Notes in cash. We remeasured the fair value of the Executive & Consultant Promissory Notes at their settlement date and recorded stock-based compensation expense for these awards.

We issued shares of our common stock pursuant to our acquisition of WCT for achieving operational milestones related to the opening of future data centers, which were compensatory in nature. The estimated allocation of shares as compensation was based upon the estimated fair value of services to be provided divided by the closing price of our common stock on the date of acquisition. Compensation expense related to these shares was recorded at the fair value of the common stock when the milestones were achieved during October 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Income tax amounts are therefore recognized for all situations where the likelihood of realization is greater than 50%. Changes in recognition or measurement are reflected in income tax expense in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in Income Tax Expense/(Benefit). See Note 9 - Income Taxes.

Leases

We lease office and data center space in various locations. We determine whether a contract contains a lease at contract inception. We have lease agreements with lease and non-lease components and have elected to account for such components as a single lease component.

We initially recognize and measure contracts containing a lease and determine lease classification at commencement. Right-of-use (ROU) assets and operating lease liabilities are measured based on the estimated present value of lease payment over the lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate when the rate implicit in the lease cannot be readily determined. The estimated incremental borrowing rate is based upon information available at lease commencement. The lease term includes periods covered by options to extend when it is reasonably certain that options as well as periods subsequent to an option to terminate the lease if it is reasonably certain we will not exercise the termination option.

Operating lease costs are recognized on a straight-line basis over the lease term. Variable lease costs, such as management fees, insurance, and common area maintenance, are not included in the measurement of ROU assets and lease liabilities and are expensed as incurred. On our balance sheets, assets and liabilities associated with operating leases are included within right-of-use assets, net, current portion of operating lease liabilities and long-term operating lease liabilities.

Derivatives

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We accounted for the warrants and earnout in accordance with the guidance contained in ASC 815-40. We have determined that the warrants qualify for equity treatment in our consolidated financial statements.

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

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. We have no liabilities recorded for loss contingencies.

Concentrations of risks

Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Although we deposit cash and cash equivalents with multiple banks, these deposits may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and bear minimal risk.

One customer accounted for 94.0%, 88.5% and 77.0% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

In order to reduce the risk of downtime of the products we provide, we have established data centers in various geographic regions. We have internal procedures to restore products in the event of a service disruption or disaster at any of our data center facilities. We serve our customers and users from data center facilities operated either by us or third parties. Even with these procedures for disaster recovery in place, the availability of our products could be significantly interrupted during the implementation of restoration procedures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses ASU 2024-03 is effective prospectively to financial statements issued for reporting period after the effective date or retrospectively to any or all prior periods presented in the financial statements, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Adoption of this guidance will result in additional disclosures, but we do not expect the adoption of ASU 2024-03 will impact our consolidated financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU 2024-04, Debt (Subtopic 470-20): Debt with Conversion and Other Options. ASU 2024-04 clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for entities that have adopted ASU 2020-06. We do not expect the adoption of ASU 2024-04 to have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 is effective for public smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. We have adopted ASU 2020-06 effective as of January 1, 2024. The adoption of ASU 2020-06 did not have a material effect on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 for the fiscal year-ended December 31, 2024. The additional disclosure requirements of ASU 2023-07 did not have a material impact on our consolidated financial statements.

NOTE 3 - RECAPITALIZATION

As discussed in Note 1, following the Closing of the Business Combination, TMTG was deemed the accounting acquirer and the transaction was accounted for as a reverse recapitalization.

Transaction Proceeds

Upon the Closing, we received gross proceeds of $233,017.5. The following table reconciles the elements of the Business Combination to the Consolidated statements of cash flows and the Consolidated statements of changes in stockholders’ equity (deficit) for the year ended December 31, 2024:

Cash-trust and cash, net of redemptions	$233,017.5
Add: other assets	-
Less: accrued expenses	(3,292.9)
Less: notes payable	(10,103.0)
Reverse recapitalization, net	$219,621.6

In connection with the Merger, TMTG incurred $1,640.2 in one-time direct and incremental transaction costs, consisting of legal and other professional fees, recorded in general and administration expenses. TMTG also issued $6,130.0 of bonus payments to our employees and a director of Private TMTG that were triggered by the Merger. We recorded $5,530.0 and $600.0 in general and administration expense and sales and marketing expense, respectively, for the year ended December 31, 2024. TMTG deems these to be non-recurring expenses that are not direct and incremental to the Merger.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Additionally, pursuant to warrant subscription agreements (each a “Warrant Subscription Agreement”) entered into by and between Digital World and certain institutional investors on February 7, 2024, Digital World agreed to issue an aggregate of 3,424,510 warrants (“Convertible Note Post IPO Warrants and “Post-IPO Warrants”), each warrant entitling the holder thereof to purchase one share of the Company’s Class A common stock for $11.50 per share. The Convertible Note Post IPO Warrants and Post-IPO Warrants were issued concurrently with the closing of the Business Combination, and have substantially the same terms as the public warrants issued by Digital World in connection with its initial public offering, except that such Post-IPO Warrants may only be transferred to the applicable holder’s affiliates.

TMTG Earnout Shares

As noted in Note 1, in connection with the Merger, TMTG shareholders were entitled to up to 40,000,000 shares if certain post-merger per share market prices were achieved.

We utilized a Monte Carlo simulation analysis to determine the fair value of the Earnout Shares at the date of the merger, which included the following assumptions:

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

Volatility was calculated as the annualized standard deviation of daily returns from a set of Guideline Public Companies (GPC) over the expected term for each tranche. The 75th percentile of GPC volatilities was selected given our early stage life cycle relative to the GPC set. The accounting for the Earnout Shares was first evaluated under ASC 718 to determine if the arrangement represents a share-based payment arrangement. Because there were no service conditions nor any requirement of the participants to provide goods or services, we determined that the Earnout Shares were not within the scope of ASC 718.

Next, we determined that the Earnout Shares represent a freestanding equity-linked financial instrument to be evaluated under ASC 480 and ASC 815-40. Based upon the analysis, we concluded that the Earnout Shares should not be classified as a liability under ASC 480.

We next considered the equity classification conditions in ASC 815-40-25 and concluded that all of the conditions were met. Therefore, the Earnout Share arrangement was appropriately classified in equity.

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
2.
Contingent consideration upon achieving operational milestones related to the opening of future data centers, as set forth in the Asset Acquisition Agreement, 2,442,770 newly-issued shares of our common stock, equal in value to $64,025.0 at our common stock’s closing price on August 9, 2024. Each milestone is accounted for as a separate unit of account and the common stock to be issued meets the criteria for equity classification pursuant to ASC 815. As of December 31, 2024, all milestones have been achieved and shares of our common stock underlying the contingent consideration have been issued.

3.
Assumption of a $17,500.0 liability payable over three years to Perception for the exercise of the Source Code Purchase Agreement, with an estimated net present value on the acquisition date of $16,313.2.  $7,000.0 of the assumed liability was paid upon closing.

57,230 newly-issued shares of our common stock were issued to WCT pursuant to achieving operational milestones related to the opening of future data centers, which were compensatory in nature due to project management services WCT provided relating to opening our data centers outside the scope of our written agreement with them. The allocation of shares as compensation was based upon the estimated fair value of services to be provided divided by the closing price of our common stock on August 9, 2024. Compensation expense related to these shares was recorded at the fair value of the common stock when the milestones were achieved during October 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the fair values of the WCT assets acquired and liabilities assumed:

Fair value of assets acquired:
Source code and technology	$24,500.0
Exclusivity rights	3,100.0
Goodwill	120,884.2
Amount attributable to assets acquired	148,484.2

Fair value of liability assumed:
Assumed debt	16,313.2
Amount attributable to liability assumed	16,313.2
Total purchase price	$132,171.0

The goodwill consists largely of the expected cash flows and future growth anticipated for the Company from acquiring the assets.  The goodwill is deductible for tax purposes.

We valued the source code and technology by applying the multi-period excess earnings method, which is a form of the income approach. The principle behind this valuation method is that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting contributory asset charges. Projected cash flows were discounted using a rate of return reflecting the relative risk of achieving the cash flows as well as the time value of money. Our valuation of exclusivity rights used the with or without method, which estimates fair value by calculating the difference between two discounted cash flow models; one that represents the status quo for the business enterprise with the asset in place, and another without it. The projected cash flows were then discounted using a rate of return reflecting the risk and uncertainty of their achievement relative to the overall business. The acquired finite-lived intangible assets have a total weighted-average amortization period of 5.00 years.

Pro forma financial information is not presented because the acquisition was not material to our financial statements pursuant to Rule 3-05 of Regulation S-X.

As of December 31, 2024, $9,616.7 of the assumed debt remained outstanding and for the year ended December 31, 2024, $303.5 of interest expense was accreted.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes changes in our goodwill balance:

Balance at December 31, 2023	$-
Goodwill related to acquisitions	120,884.2
Balance at December 31, 2024	$120,884.2

Finite-lived intangible assets, net are summarized as follows:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(1,991.2)	$22,508.8
Exclusivity rights	3,100.0	(245.7)	2,854.3
Intangible assets, net	$27,600.0	$(2,236.9)	$25,363.1

Amortization expense was $2,236.9 for the year ended December 31, 2024. As of December 31, 2024, the weighted-average remaining amortization period for amortizable intangible assets was 4.60 years.

Based on the balance of finite-lived intangible assets at December 31, 2024, expected future amortization expense is as follows:

Year Ending December 31:
2025	$5,533.5
2026	5,529.9
2027	5,533.5
2028	5,548.7
2029	3,217.5
$25,363.1
NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Property and equipment
Furniture and equipment	$34.5	$34.5
Computer equipment	5,154.6	120.8
Accumulated depreciation	(823.1)	(126.1)
Property and equipment, net	$4,366.0	$29.2

Total depreciation expense was $697.0, $60.4 and $59.1 for the years ended December 31, 2024, 2023 and 2022 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:
(in thousands)	December 31, 2024	December 31, 2023
Accounts payable	$1,483.3	$871.2
Other accrued expenses	7,443.4	729.5
Income tax payable	732.6	-
Franchise tax payable	508.2	-
Accounts payable and accrued expenses	$10,167.5	$1,600.7

NOTE 8 - LEASES

During the years ended December 31, 2024 and 2023, we recognized additional ROU assets and lease liabilities of $3,481.7 and zero, respectively. We elected to not recognize ROU assets and lease liabilities arising from short-term office leases with initial terms of twelve months or less (deemed immaterial) on the consolidated balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using its estimated incremental borrowing rate. The weighted average incremental borrowing rate applied was 7.86%. As of December 31, 2024, our leases had a remaining weighted average term of 3.69 years.

Operating leases are included in the consolidated balance sheets as follows:

(in thousands)	Classification	December 31, 2024	December 31, 2023
Lease assets
Operating lease cost ROU assets, net	Assets	$3,416.1	$353.2
Total lease assets		$3,416.1	$353.2

Lease liabilities
Operating lease liabilities, current	Current liabilities	$1,080.8	$160.3
Operating lease liabilities, non-current	Liabilities	2,559.7	201.6
Total lease liabilities		$3,640.5	$361.9

The components of lease costs, which are included in loss from operations in our consolidated statements of operations were as follows:

	Year Ended

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Lease costs
Operating lease costs	$537.8	$179.5	$104.7
Variable lease costs	170.8	108.1	71.8
Short term lease costs	33.3	44.0	769.1
Total lease costs	$741.9	$331.6	$945.6

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2024, are as follows:

(in thousands)
2025	$1,322.6
2026	1,009.6
2027	1,005.1
2028	770.9
2029	87.9
Total future minimum lease payments	4,196.1
Amount representing interest	555.6
Present value of net future minimum lease payments	$3,640.5

NOTE 9 - INCOME TAXES

The following reconciles the total income tax benefit, based on the U.S. Federal statutory income tax rate of  21% for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 with TMTG’s recognized income tax expense:

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
U.S. Statutory federal income tax expense/(benefit)	$(84,181.6)	$(12,219.7)	$10,610.0
Permanent items
Non-deductible expenses	64,199.3	335.7	2,636.1
Change in valuation allowance	19,982.3	11,885.1	(13,245.9)
Income tax expense	$-	$1.1	$0.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Research, development and capital raising costs	$3,138.7	$360.6
Right of Use Assets and Liabilities	45.3	-
Net operating loss (NOL)	31,456.6	9,474.7
Convertible promissory notes and derivative liability	-	3,853.2
Total deferred tax assets	34,640.6	13,688.5
Deferred tax liabilities
Property and equipment	(579.6)	(6.2)
Intangible Assets	(396.4)	-
Total deferred tax liabilities	(976.0)	(6.2)
Net deferred tax assets	33,664.6	13,682.3
Valuation allowance	(33,664.6)	(13,682.3)
Net deferred tax, net of valuation allowance	$-	$-

As of December 31, 2024, TMTG had US Federal and state net operating loss carryforwards (“NOLs”) with a tax benefit of $31,456.6 (December 31, 2023: $9,474.7). NOLs are available for use indefinitely.

NOTE 10 – RELATED PARTY TRANSACTIONS

Administrative Services Arrangement

An affiliate of the Digital World sponsor ARC agreed, commencing from the date when Digital World’s Registration Statement was declared effective through the earlier of Digital World’s consummation of a Business Combination and its liquidation, to make available to the Digital World certain general and administrative services, including office space, utilities and administrative services, as Digital World required from time to time. Digital World agreed to pay the affiliate of the Sponsor $15.0 per month for these services. The agreement with the Sponsor was terminated on April 5, 2023, $221.0 was unpaid as of December 31, 2024.

Advances

During 2022 and the year ended December 31, 2023, the Digital World Sponsor paid, on behalf of Digital World, $470.8 to a vendor for costs incurred by Digital World  and $41.0 directly to Digital World. As of December 31, 2024, our obligation to the Sponsor for such payments was outstanding in the amount of $41.0.

Consulting Services Agreements

Effective June 13, 2022, Private TMTG entered into a Consulting Services Agreement with Trishul, LLC (“Trishul”). Pursuant to such agreement and subsequent performance by the parties thereto, Trishul provided consulting services to Private TMTG until the consulting relationship was terminated by Private TMTG effective March 25, 2024, upon the Closing of the Business Combination. During the year ended December 31, 2024, 2023 and 2022, TMTG paid $38.3, $131.7 and $50.0, respectively, to Trishul. As of December 31, 2024 and December 31, 2023,  TMTG had an outstanding payable balance of zero to Trishul. Trishul is owned by Kashyap “Kash” Patel, a director of TMTG since March 25, 2024, and previously a director of Private TMTG from March 11, 2022, until March 26, 2024.

In August 2021, Private TMTG entered into a Consulting Services Agreement with Hudson Digital, LLC (“Hudson Digital”). Pursuant to the agreement, which as amended expires December 31, 2024, Hudson Digital provides consulting services to TMTG. Hudson Digital also received a TMTG Executive Promissory Note in the principal amount of $4,000.0, which converted into common shares immediately before the Closing (along with all other Private TMTG Convertible Notes), and a $600.0 retention bonus following the Closing. During the year ended December 31, 2024, 2023 and 2022, we paid $840.0, $240.0 and $240.0, respectively, to Hudson Digital. As of December 31, 2024 and December 31, 2023, TMTG had outstanding payable balances of zero to Hudson Digital. Hudson Digital is owned by Daniel Scavino, who served as a director of Private TMTG from February 16, 2023, until March 25, 2024. Mr. Scavino has not served as an officer or director of TMTG.

Other

In June 2024, in connection with a company event, TMTG paid $78.2 to Mar-a-Lago Club LLC, which is owned by the Donald J. Trump Revocable Trust, dated April 7, 2014.  At the time of such transaction, Donald J. Trump owned more than 5% of TMTG’s common stock. Donald J. Trump, Jr. who serves as a director of TMTG, is currently the trustee and has sole voting and investment power over assets owned by the trust.

In October 2024, TMTG entered into separation agreements with three former employees who resigned, including its former chief operating officer; pursuant to these agreements, TMTG paid a cumulative total of $176.0 in 2024 and expects to pay a cumulative total of $391.2 in 2025.

NOTE 11 – CONVERTIBLE PROMISSORY NOTES AND WARRANTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

On March 25, 2024, immediately before the Closing, Notes 1 to 23, and their accrued, but unpaid interest, automatically converted into an aggregate 6,014,534 shares of TMTG common stock.

Convertible notes and warrants - February 8, 2024 - Pursuant to a note purchase agreement entered into by and between Digital World and certain institutional investors on February 8, 2024 (the “Note Purchase Agreement”), Digital World agreed to issue up to $50,000.0 in convertible promissory notes (the “Convertible Notes”). The Convertible Notes: (a) accrue interest at an annual rate of 8.00% and are payable on the earlier of (i) the date that is 12 months after the date on which we consummated the Business Combination, which interest is not payable to the extent the holder exercises the conversion right and (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”); (b) are convertible (i) at any time following the consummation of the Business Combination, but prior to the Maturity Date, redemption or otherwise the repayment in full of the Convertible Notes, at each holder’s option, in whole or in part, and subject to the terms and conditions of the Convertible Notes, including any required shareholders’ approval upon the consummation of the Business Combination and (ii) into that number of Digital World Class A common stock and warrants included in the units, each unit consisting of one share of Class A common stock of the Company and one-half of one warrant of the Company (the “Conversion Units”), equivalent to (A) the portion of the principal amount of the applicable Convertible Note (excluding any accrued interest, which shall not be payable with respect to the Convertible Note that was converted) being converted, divided by (B) $8.00 (the “Conversion Price”); (c) may be redeemed by Digital World, in whole or in part, commencing on the date on which all Digital World Class A common stock issuable to the holders has been registered with the SEC, by providing a 10-day notice of such redemption (the “Redemption Right”), which Redemption Right is contingent upon the trading price of the Digital World Class A common stock exceeding 130% of the applicable conversion price on at least 3 trading days, whether consecutive or not, within the 15 consecutive trading days ending on the day immediately preceding the day on which a redemption notice is issued by Digital World; (d) are initially drawable for 20% of the applicable investor’s commitment amount and a final drawdown for the remaining 80% to occur upon the closing of the Business Combination, with the proceeds of such final drawdown to be deposited into a control account as indicated by the Company (the “Control Account”). The proceeds from such final drawdown deposited into the Control Account shall remain therein and may not be withdrawn by the Company until such time as (i) the Company exercises the Redemption Rights using the proceeds in the Control Account, (ii) any portion of the applicable Convertible Note has been converted, at which time such portion shall be released from the Control Account or (iii) if prior to the conversion, a resale registration statement of the Company covering all common stock issued pursuant to the Convertible Note has been declared effective by the Commission;  (e) are subject to specified events of default; and (f) have registration rights pursuant to the registration rights agreement entered into by the Company and the parties thereto as of September 2, 2021.

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

We determined the automatic discounted share-settlement feature upon certain events (e.g., SPAC, IPO, change in control, etc.) is an embedded derivative requiring bifurcation accounting as (1) the feature is not clearly and closely related to the debt host and (2) the feature meets the definition of a derivative under ASC 815 (Derivative and Hedging). Subsequent changes to the fair value of the embedded derivative flows through the Statements of Operations. The Debt (net of initial debt discount and any related debt issuance costs recorded) is accreted using the effective interest rate method under ASC 835 (Interest) until maturity. The Convertible Promissory Notes (debt host) are not subject to Subtopic 480-10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands)	December 31, 2024	December 31, 2023
Convertible Promissory Notes
Notes 1 to 7	$5,340.0	$5,340.0
Notes 8 to 12	17,500.0	17,500.0
Notes 13 to 20	17,860.0	17,860.0
Notes 21 to 23	7,455.0	-
Digital World Convertible Notes	50,103.0	-
Total	98,258.0	40,700.0
Debt Issuance costs	(240.0)	(240.0)
Carrying value of Convertible Promissory Notes	98,018.0	40,460.0
Less: Derivative liability component	(37,234.8)	(37,234.8)
Liability component at date of issue	60,783.2	3,225.2
Interest charged	44,781.6	42,121.8
Loss on extinguishment of debt	542.3	-
Total liability component	106,107.1	45,347.0
Less: Conversion to Paid in Capital	(106,107.1)	-
Less: Short-term liability component	-	(41,818.8)
Liability component at December 31, 2024 and December 31, 2023	$-	$3,528.2

Embedded feature component
Derivative liability component	$37,234.8	$37,234.8
Change in fair value of embedded derivative	207,084.1	(18,832.0)
Total Derivative Liability Component	244,318.9	18,402.8
Less: Conversion to Paid in Capital	(244,318.9)	-
Less: Short-term derivative liability component	-	(17,282.5)
Derivative Liability Component at December 31, 2024 and December 31, 2023	$-	$1,120.3

The interest charged for the periods is calculated by applying the effective interest rate range of between 16.3% to 100%+ to the liability component for the period since the respective notes were issued.

NOTE 12 - FAIR VALUE MEASUREMENT

Fair value is defined as an exit price, representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. We use a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.

Level 3. Significant unobservable inputs which are supported by little or no market activity.

	As of December 31, 2024
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Repurchase agreement	$606,547.3	$-	$-
Total assets measured at fair value	$606,547.3	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
	As of December 31, 2023
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Current Liabilities
Derivative liability	$-	$-	$17,282.5

Liabilities
Derivative liability	-	-	1,120.3
Total liabilities measured at fair value	$-	$-	$18,402.8

The fair value of the repurchase agreement is classified within Level 1, because we use quoted market prices of the counter-party collateral to determine their fair value.  Our repurchase agreement exposes us to credit risk and is collateralized by U.S. Treasury Bills.  We have not experienced any material losses related to these securities.
The estimated fair value of the conversion feature of the derivative liability is based on traditional valuation methods including Black-Scholes option pricing models and Monte Carlo simulations. The derivative liability component of convertible promissory notes are classified as Level 3 due to significant unobservable inputs.

NOTE 13 – LOSS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of stock outstanding during the period.   We computed diluted earnings per share of common stock based on the weighted average number of shares of stock outstanding plus potentially dilutive shares of stock outstanding during the period.  Potentially dilutive shares of stock from employee incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs, convertible notes and warrants.  There were no dilutive potential common shares for the years ended December 31, 2024 and 2023 because we incurred a net loss and the potential dilutive shares are anti-dilutive.  For the year ended December 31, 2022, we reported net income.  Potentially dilutive shares from convertible notes were excluded as the instruments were contingently convertible upon an IPO or merger and are excluded from earning per share until such contingency is resolved. As such, basic and diluted earnings/loss per common share are the same.

Total common stock equivalents excluded from dilutive earnings/loss per share are as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Convertible notes	-	-	-
Warrants	11,045,545	-	-
RSUs	1,821,015	-	-
Total common stock equivalents excluded from dilutive income/loss per share	12,866,560	-	-

NOTE 14 – STOCKHOLDERS’ EQUITY

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

On July 3, 2024, we  entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (“Yorkville”). Pursuant to the SEPA, we shall have the right, but not the obligation, to sell to Yorkville up to $2,500,000.0 of its Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. As consideration for Yorkville’s commitment to purchase shares at our direction upon the terms and subject to the conditions set forth in the SEPA, on July 3, 2024 we agreed to pay YA Global II SPV, LLC, a subsidiary of Yorkville, (i) a structuring fee in the amount of $25.0 and (ii) a commitment fee in the form of 200,000 shares of Common Stock (the “Commitment Shares”). We also issued to EF Hutton LLC 125,000 shares of Common Stock as consideration for acting as placement agent (the “Placement Agent Shares”).  During the year ended December 31, 2024, Yorkville purchased 20,330,365 shares of Common Stock for prices between $14.31 and $36.98 per share, pursuant to the terms of the SEPA. Proceeds of these equity sales under the terms of the SEPA were $449,874.6 (net of $513.5 of offering costs) for the year ended December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Warrant Activity Summary – Issued and Outstanding
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	18,366,228	$11.50	5.40	-
Granted	3,124,999	11.50	-	-
Exercised	(10,445,682)	11.50	-	-
Expired or cancelled	-	-	-	-
Outstanding at December 31, 2024	11,045,545	$11.50	4.31	$249,629,317
Exercisable at December 31, 2024	11,045,545	$11.50	4.31	$249,629,317

NOTE 15 – STOCK BASED COMPENSATION

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

The following table summarizes stock award activity:

	Number of Shares of Common Stock	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2024	-	$-
Granted: RSUs	2,428,018	33.94
Vested	(607,003)	33.94
Forfeited	-	-
Outstanding at December 31, 2024	1,821,015	$33.94

The aggregate fair value of awards that vested in 2024 was $21,724.6, which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in 2024 was $20,601.7. The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

As of December 31, 2024, unrecognized compensation expense related to non-vested equity grants was $61,313.1 with an expected remaining weighted-average recognition period of approximately 2.25 years.

Executive & Consultant Promissory Notes

In March 2024, we issued unsecured Executive & Consultant Promissory Notes to certain executives, including each of our Named Executive Officers (“NEOs”) and one consultant of Private TMTG in an aggregate amount of $10,900.0, as consideration for their service to us through the Merger. The Executive & Consultant Promissory Notes bore a zero-coupon interest rate, and became payable at the earlier of December 31, 2024, an Event of Default, or upon a Change in Control Event.  The Maturity Date of the Executive & Consultant Promissory Notes could be extended at the sole discretion of each executive individually for any reason, including for the purpose of allowing the Executive & Consultant Promissory Notes to convert to stock or other securities upon a Change of Control Event.

Upon a Change of Control Event, the Executive & Consultant Promissory Notes automatically converted into either (a) shares of common stock at a fixed conversion price of $10.00 per share upon consummating a merger with DWAC, or (b) a share amount equal to the quotient of the principal amount divided by the price per share based upon the current fair value of the common stock of TMTG, for any other Change of Control Events.

On March 25, 2024, we consummated a merger between DWAC and TMTG at which time the Executive & Consultant Promissory Notes automatically converted into an aggregate of 1,090,000 shares of our common stock.  We accounted for the Executive & Consultant Promissory Notes as a liability award under ASC 718 as the Executive & Consultant Promissory Notes could be converted into a variable number of shares upon a Change of Control event and the executives had the sole discretion to extend the Maturity Date which could result in us being required to settle the Executive & Consultant Promissory Notes in cash.  We remeasured the fair value of the Executive & Consultant Promissory Notes at their settlement date and recorded stock-based compensation expense for these awards, within general and administration expense in the Statement of Operations, totaling $54,445.5 for the year ended December 31, 2024.

Vendor Convertible Notes

In March 2024, we issued unsecured convertible notes to certain vendors in exchange for research and development services provided.  These Vendor Convertible Notes were issued with an aggregate face value of $7,500.0, bore a zero-coupon interest rate, and had a maturity date in March 2027.

The Vendor Convertible Notes were automatically convertible in to shares of our common stock upon consummating a merger between DWAC and TMTG at a conversion price of $10.00 per share.  We measured the fair value of these Vendor Convertible Notes on their date of grant and recorded $30,142.5 of stock-based compensation expense, within research and development expense in the statement of operations for the year ended December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
WCT Acquisition

We accounted for 57,230 of the 2,600,000 newly-issued shares of our common stock issued to WCT pursuant to achieving operational milestones related to the opening of our data centers as compensatory in nature, due to project management services WCT provided related to opening our data centers outside the scope of our written agreement with them.  The allocation of shares as compensation was based upon the estimated fair value of services to be provided divided by the closing price of our common stock on August 9, 2024.  Compensation expense related to these shares were recorded at the fair value of the common stock when the milestones were achieved in October 2024.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

From time-to-time, we are a party to litigation and subject to claims, suits, regulatory and government investigations, other proceedings and consent decrees in the ordinary course of business, and other unasserted claims.  We investigate claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and reasonably estimable. Based on current known facts and circumstances, we currently believe that any liabilities ultimately resulting from ordinary course claims, and proceedings will not individually or in aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.  However, the outcomes of claims legal proceedings or investigations are inherently unpredictable and subject to uncertainty, and may have an adverse effect on us because of defense costs, diversion of management resources and other factors that are not known to us or cannot be quantified at this time.  We may also receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.  The final outcome of any current or future claims or lawsuits could adversely affect our business, financial position, results of operations or cash flows.  We periodically evaluate developments in our legal matters that could affect the amount of liability that has previously been accrued or the reasonably possible losses that we have disclosed, and make adjustments as appropriate.

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

On February 28, 2024, UAV filed a verified complaint against Private TMTG in the Chancery Court seeking declaratory and injunctive relief relating to the authorization, issuance, and ownership of stock in Private TMTG and filed a motion for expedited proceedings (C.A. No. 2024-0184-MTZ). On March 4, 2024, UAV filed an amended complaint, converting their action from a direct action to a purported derivative action, and adding members of the Private TMTG board as defendants. On March 9, 2024, the Chancery Court held a hearing to decide UAV’s motion to expedite proceedings. During the oral argument, Private TMTG agreed that any additional shares of Private TMTG issued prior to or upon the consummation of the Business Combination would be placed in escrow pending a resolution of the dispute between the parties. The Chancery Court entered an order consistent with the foregoing on March 15, 2024, and scheduled a status conference for April 1, 2024. On April 2, 2024, UAV filed a motion for leave to file a second amended complaint together with a motion for preliminary injunction and a motion for contempt and anti-suit injunction related to Private TMTG’s filing of a separate litigation against UAV and others in Florida state court. Private TMTG maintains that the contempt claims are meritless. On April 9, 2024, the Chancery Court granted the motion for leave to file a second amended complaint and re-assigned the case to a new judge. On April 11, 2024, UAV filed its second amended complaint, naming the prior Defendants together with five new defendants—TMTG and the current directors on the TMTG Board who were not on Private TMTG’s board of directors. On April 22, 2024, all of the Defendants moved to vacate the Chancery Court’s prior order expediting the matter. Additionally, all of the Defendants moved to dismiss the second amended complaint. Following briefing and oral argument on the motion to vacate, on April 30, 2024, the Chancery Court vacated the prior provisions of the March 15 order expediting the matter. On May 6, 2024, UAV filed its Renewed Motion for Contempt of the March 15, 2024 Order against Private TMTG (“First Contempt Motion”) seeking, among other things, to enjoin Private TMTG and related parties from prosecuting certain claims in Florida state court. On May 8, 2024, the Chancery Court stayed discovery and granted a protective order with respect to all discovery served on Defendants and all other persons from whom discovery was being sought.

On June 5, 2024, UAV filed for leave to again amend its complaint. The Chancery Court granted the motion for leave to amend on July 8, 2024, and UAV filed its Third Amended Complaint on July 9, 2024. The Third Amended Complaint dismissed as defendants three current TMTG directors (W. Kyle Green, Linda McMahon, and Robert Lighthizer) and added four former Digital World directors (Frank J. Andrews, Patrick F. Orlando, Edward J. Preble, and Jeffrey A. Smith). On July 17, 2024, UAV filed a second contempt motion against Private TMTG and TMTG (“Second Contempt Motion”) alleging additional violations of the March 15 Order. On August 27, 2024, the Chancery Court denied both the First Contempt Motion and the Second Contempt Motion. On July 23, 2024, all of the defendants with the exception of Patrick F. Orlando moved to dismiss the Third Amended Complaint. On September 17, 2024, Mr. Orlando moved to dismiss the Third Amended Complaint. On October 8, 2024, UAV voluntarily dismissed Mr. Orlando with prejudice. The remaining defendants’ motions to dismiss are fully briefed, and remain pending subject to ongoing briefing of defendants’ motion to dismiss or stay on the basis of temporary Presidential immunity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lawsuit against ARC, Patrick Orlando, UAV, Andrew Litinsky, and Wesley Moss in Florida

On February 26, 2024, representatives of ARC Global Investments II, LLC (“ARC”) claimed to Digital World that after a “more comprehensive” review, the conversion ratio for Digital World Class B common stock into Digital World Class A common stock upon the completion of the Business Combination was approximately 1.8:1. ARC’s new claim also contradicted the previous assertion by Patrick Orlando, the managing member of ARC, that the conversion ratio was 1.68:1. Digital World’s board of directors viewed these claims as an attempt by Mr. Orlando to secure personal benefits, breaching his fiduciary duty to Digital World and its shareholders. Digital World and Private TMTG initiated a lawsuit against ARC in the Civil Division for the Twelfth Judicial Circuit Court in Sarasota County, Florida, on February 27, 2024 (Docket No. 2024-CA-001061-NC). The complaint sought a declaratory judgment affirming the appropriate conversion ratio as 1.34:1, as previously disclosed, damages for tortious interference with the contractual and business relationship between Private TMTG and Digital World, and damages for conspiracy with unnamed co-conspirators to interfere with the same. The complaint also sought damages for Mr. Orlando’s breach of fiduciary duty, which exposed Digital World to regulatory liability and resulted in an $18 million penalty, and for his continuous obstruction of Digital World’s merger with Private TMTG to extort various concessions that benefited only him and harmed Digital World and its shareholders. Furthermore, the complaint sought damages for the wrongful assertion of dominion over Digital World’s assets inconsistent with Digital World’s possessory rights over those assets. On March 8, 2024, Digital World voluntarily dismissed its declaratory judgment claim against ARC. On March 17, 2024, Digital World and Private TMTG filed an amended complaint, adding a claim for violation of Florida’s Deceptive and Unfair Trade Practices Act. Digital World further alleged breach of fiduciary duty of loyalty, breach of fiduciary duty of care, and conversion claims against Mr. Orlando. With respect to ARC, Digital World alleged aiding and abetting a breach of fiduciary duty. On April 3, 2024, Defendants ARC and Mr. Orlando filed a joint motion to dismiss the amended complaint or, in the alternative, to stay the proceeding pending the Delaware Action (C.A. No. 2024-0184-MTZ). Defendants ARC and Mr. Orlando also filed that same day a motion to stay discovery in the action.

On May 29, 2024, Digital World moved to compel discovery from ARC and Mr. Orlando. On July 15, 2024, following a July 10 hearing, the Court entered an order denying the motion to stay discovery and motion to compel. On July 29, 2024, the Court entered an order denying the motion to dismiss or, in the alternative, to stay the proceeding for improper venue. Defendants ARC and Orlando appealed that order, which is scheduled for oral argument on March 19, 2025. On August 2, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the trial court. On July 31, 2024, Digital World and Private TMTG filed a motion for leave to file a second amended complaint, which proposed to add allegations against ARC and Orlando related to pre-targeting and other misconduct as set forth in the SEC Complaint against Orlando, and naming UAV, Andrew Litinsky, and Wesley Moss as additional defendants. On August 15, 2024, Digital World and Private TMTG filed a motion for temporary injunction seeking to enjoin the threatened sale of Digital World stock by Defendant ARC and one of the new defendants proposed to be added through the motion for leave to file a second amended complaint. On August 28, 2024, Digital World and Private TMTG filed a renewed motion to compel, seeking prior productions to the SEC and DOJ and other documents from Defendants ARC and Mr. Orlando. On August 30, 2024, the trial court held a hearing to address several motions. During the hearing, the Court granted Digital World and Private TMTG’s motion for leave to amend and denied their motion for temporary injunction. The trial court also denied the motion to stay pending appeal filed by Defendants ARC and Mr. Orlando. On September 3, 2024, Digital World and Private TMTG filed the Second Amended Complaint. On September 4, 2024, Digital World and Private TMTG filed an expedited motion to compel, seeking production of ARC’s capitalization table, supporting documents, and an order requiring ARC to cooperate with Digital World and Private TMTG in advance of the expiration of the lock-up restriction. On September 5, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the Second District Court of Appeal, which the Second District denied on October 18, 2024 (C.A. No. 2D2024-1780). On September 12, 2024, the Court granted in part and denied in part the expedited motion to compel, ordering production of the capitalization table and supporting documents by September 13, 2024, at 12 p.m. On that same day, Defendants ARC and Mr. Orlando filed a notice of removal in the Middle District of Florida (C.A. No. 8:24-cv-02161). On September 13, 2024, Digital World and Private TMTG filed an emergency motion to remand to state court in the Middle District of Florida, which the Middle District granted on September 17, 2024. On September 18, 2024, Digital World and Private TMTG filed an emergency motion for temporary injunction and contempt against ARC and Mr. Orlando in the state court action. On that same day, the Court held a hearing during which it granted Digital World and Private TMTG’s motion for contempt, imposed a coercive sanction against ARC and Mr. Orlando of $5,000 per day until they complied with the Court’s September 12 discovery order, and denied their motion for temporary injunction. Defendants ARC and Orlando have appealed that order (C.A. No. 2D2024-2364).

On September 20, 2024, ARC filed its answer, defenses, and affirmative defenses to the Second Amended Complaint. On September 26, 2024, Defendants ARC and Orlando filed a motion to compel. On October 1, 2024, Digital World and Private TMTG filed a motion for an order to show cause why ARC and Mr. Orlando should not be held in further contempt and subject to increased sanctions for their failure to comply with the Court’s September 18 contempt order. On October 3, 2024, Mr. Orlando filed an amended motion to dismiss the Second Amended Complaint or, alternatively, to stay the action. On October 15, 2024, ARC filed an amended answer, defenses, and affirmative defenses to the Second Amended Complaint, counterclaim, and third-party complaint, naming 9 additional defendants: Luis Orleans-Braganza, Lee Jacobson, Bruce J. Garelick, Justin Shaner, Eric Swider, Rodrigo Veloso, Ed Preble, Frank Andrews, and Jeffrey Smith. On October 21, 2024, UAV, Wesley Moss, and Andrew Litinsky jointly filed 3 motions: a motion to dismiss the Second Amended Complaint for failure to state a cause of action, motion to stay pending resolution of the Delaware Action, and motion to dismiss for improper venue. On November 1, 2024, Digital World and Private TMTG filed a supplemental brief in support of the October motion for order to show cause and a fee petition to recover attorneys’ fees pursuant to the September 18 contempt order.

On November 18, 2024, the Court granted in part the October motion for order to show cause, ordering, inter alia, the appointment of a third-party vendor to re-collect all devices and files from ARC and Orlando and run search terms and a sanction against ARC and Orlando of $5,000 per day from September 18 to November 8, 2024. Defendants ARC and Orlando have filed a motion for leave to amend their petition to appeal the September 18 order to include an appeal of the November 18 order (C.A. No. 2D2024-2364). On November 21, 2024, Third-Party Defendant Shaner filed a motion to dismiss ARC’s third-party complaint, which the Court denied on December 13, 2024. On December 6, 2024, the Court granted in part the September 26 motion to compel filed by Defendants ARC and Orlando. On December 16, 2024, Digital World and Private TMTG filed a fee petition to recover attorneys’ fees pursuant to the November 18 contempt order. On December 27, 2024, Defendants ARC and Orlando filed a motion for order to show cause for failure to comply with the December 6 order. On January 3, 2025, Digital World and Private TMTG and Third-Party Defendants Swider, Preble, Andrews, and Smith jointly filed a motion to dismiss ARC’s counterclaims and third-party complaint. On January 8, 2025, Third-Party Defendant Garelick filed a motion to dismiss ARC’s counterclaims and third-party complaint. On January 10, 2025, Defendants ARC and Orlando filed a motion to compel production of documents, which the Court denied for failure to confer on January 22, 2025. On January 10, 2025, Third-Party Defendant Veloso filed a motion to dismiss ARC’s counterclaims and third-party complaint. On January 17, 2025, Defendants ARC and Orlando filed a motion to strike, which the Court denied for failure to confer on January 22, 2025.

On January 22, 2025, the Court held a hearing during which it heard the motion to stay pending resolution of the Delaware Action – taking the motion under advisement and scheduled an omnibus hearing to hear outstanding motions on March 7, 2025.  At the January 22, 2025 hearing, the Court entered a temporary administrative stay of discovery as to Defendants Litinsky, Moss, and UAV pending its resolution of their motion to stay. On January 23, 2025, Defendants ARC and Orlando filed a motion to compel production of documents and a motion to strike. On that same day, Third-Party Defendant Jacobson filed a motion to dismiss ARC’s counterclaims and third-party complaint.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Litigation with ARC in Delaware

On February 29, 2024, ARC filed a lawsuit in the Court of Chancery of the State of Delaware (C.A. No. 2024-0186-LWW) against Digital World and its directors, alleging an impending violation of the Digital World Charter. ARC alleged that Digital World failed to commit to issue conversion shares to ARC that ARC claims it is owed upon the consummation of the Business Combination pursuant to the Charter. ARC claimed a conversion ratio of 1.81:1 and sought specific performance and damages for the alleged breach of the Charter, a declaratory judgment that the certain derivative securities of Digital World should be included in the calculation of the conversion ratio, a finding that the directors of Digital World breached their fiduciary duties, and a preliminary injunction to enjoin the Business Combination until Digital World “corrected” the conversion ratio. TMTG defended Digital World’s calculation of the conversion ratio and related rights. In addition to its complaint, ARC also filed a motion with the Chancery Court requesting that the case schedule be expedited to enable the Chancery Court to conduct an injunction hearing prior to the March 22, 2024, shareholder vote. On March 5, 2024, the Chancery Court denied ARC’s motion, stating that it would not conduct a merits or injunction hearing before March 22, 2024. Consequently, the Chancery Court also denied ARC’s request to postpone the Business Combination vote until after a merits hearing. The Chancery Court ruled that Digital World’s proposal to deposit disputed shares into an escrow account at the close of the Business Combination was adequate to prevent potential irreparable harm related to ARC’s share conversion. The Chancery Court also found that Digital World’s public disclosures about ARC’s claims and possible conversion scenarios at the close of the Business Combination further mitigated the risk of irreparable harm due to insufficient disclosure for the March 22, 2024, vote. As a result, on March 21, 2024, Digital World entered into two escrow agreements with Odyssey, as follows: (i) an escrow agreement for the benefit of ARC (the “ARC Escrow Agreement”), pursuant to which DWAC deposited into escrow 3,579,480 shares of TMTG shares of common stock (“Common Stock”), and (ii) an escrow agreement for the benefit of the Non-ARC Class B Shareholders (the “Non-ARC Class B Shareholders Escrow Agreement,” and together with the ARC Escrow Agreement, the “Disputed Shares Escrow Agreements”), pursuant to which TMTG deposited into escrow 1,087,553 shares of TMTG Common Stock, which amounts represent the difference between the actual conversion ratio, determined by Digital World’s board of directors upon closing of the Business Combination (which was determined to be 1.348:1), and a conversion ratio of 2.00:1. On September 16, 2024, the Chancery Court issued its order in this matter setting the conversion ratio at 1.4911:1.  The Chancery Court ruled against ARC on a substantial majority of its claims, reducing ARC’s proposed calculation of the conversion ratio of 1.81:1 by approximately 70% and holding that the former board members of Digital World did not breach any fiduciary duties in setting the conversion ratio calculation or in their public disclosures of the same. As a result of the Chancery Court’s order, a portion of the disputed conversion Common Stock held in escrow were released to ARC. The release of Common Stock is subject to the terms and conditions of the ARC Escrow Agreement with the Escrow Agent and TMTG. Accordingly, 785,825 shares of TMTG Common Stock, which represents the Court’s calculation for the difference between a ratio of 1.348:1 and 1.4911:1, were released from escrow (the “Court Ratio”). Both parties still retain the option to file an appeal within 30 days after the Chancery Court’s final order. In connection with the Chancery Court’s final order, 238,692 Common Shares deposited in the Non-ARC Class B Shareholders Escrow Agreement, representing the Court Ratio, were released to the applicable holders, subject to the terms and conditions of the Non-ARC Class B Shareholders Escrow Agreement and the Securities Act of 1933, as amended. On October 23, 2024, ARC filed a motion for a $1,000,000 fee award, which has since been fully briefed and is scheduled for argument on April 25, 2025.

Lawsuit against UAV, Litinsky, Moss, and Orlando in Florida

On March 24, 2024, Private TMTG filed a lawsuit in the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (Docket No. 2024-CA-001545-NC) against UAV, Andrew Litinsky, Wesley Moss, and Patrick Orlando. In view of UAV’s repeated demands concerning its alleged stock ownership and director appointment rights, the complaint alleges claims for a declaratory judgment against UAV determining that the Services Agreement is unenforceable against Private TMTG. The complaint also asserts a claim for unjust enrichment against UAV based on its failure to competently provide services to the company. Finally, the complaint asserts claims for damages for (a) breach of the fiduciary duty of loyalty against Mr. Litinsky and Mr. Moss based on their dealings with Mr. Orlando, (b) aiding and abetting and conspiracy to breach fiduciary duty against Mr. Orlando based on the same events, and (c) breach of the fiduciary duty of care against Mr. Litinsky and Mr. Moss for their gross negligence in managing the company. On April 25, 2024, Private TMTG filed a motion to consolidate this lawsuit with Docket No. 2024-CA-001061-NC (described above) for purposes of discovery and pretrial proceedings, which was denied without prejudice on August 2, 2024. On June 27, 2024, the court granted Mr. Moss, Mr. Litinsky, and UAV’s motion to stay proceedings pending resolution of the Delaware Action involving UAV. The court also denied Private TMTG’s motion for an anti-suit injunction. On July 3, 2024, Mr. Orlando filed a motion to dismiss. On July 17, 2024, Private TMTG sought review of the court’s order granting UAV’s motion to stay in Florida’s Second District Court of Appeal by filing a petition for a writ of certiorari with that court (Case No. 2D2024-1642). The court subsequently denied UAV’s motion to enforce the stay and Private TMTG’s motion to stay the stay pending certiorari review on September 2, 2024, and September 23, 2024, respectively. On December 11, 2024, the Second District Court of Appeal heard argument on Private TMTG’s appeal of the trial court’s order granting UAV’s motion to stay.

Litigation with Orlando in Delaware

On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Chancery Court seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”) (C.A. No. 2024-0264-LWW). Mr. Orlando’s allegations relate to certain provisions in the Digital World Charter, Digital World’s bylaws, and an indemnity agreement allegedly entered into between Mr. Orlando and Digital World. Mr. Orlando alleges that those certain provisions require Digital World to pay the legal fees Mr. Orlando incurred and will incur in connection with legal proceedings in which he is involved by reason of the fact that he is or was a director or officer of Digital World. Mr. Orlando seeks a court order that (i) declares that he is entitled to legal fees for certain proceedings described in the complaint, (ii) requires Digital World to pay for legal fees incurred and future legal fees to be incurred for those proceedings, (iii) requires Digital World to pay the fees incurred to bring the Advancement Lawsuit, and (iv) requires Digital World to pay pre- and post-judgment interest on the amounts owed to Mr. Orlando. On April 3, 2024, the Chancery Court entered a Stipulation and Advancement Order (“Stipulation”) stating that Mr. Orlando is entitled to advancement of attorneys’ fees and costs incurred with legal proceedings described in the Stipulation, subject to Digital World’s right to challenge the reasonableness of those attorneys’ fees and costs. The Stipulation further states that Mr. Orlando is entitled to fees incurred in connection with enforcement of advancement rights and sets forth procedures that will govern future requests for advancement of attorneys’ fees and costs. As of January 30, 2025, TMTG had paid or agreed to pay approximately $3,500.0 to Mr. Orlando’s attorneys pursuant to such Stipulation and TMTG’s other advancement obligations to Mr. Orlando. On April 23, 2024, Mr. Orlando filed a motion for leave to supplement the Advancement Lawsuit to add a claim for advancement of legal fees and expenses Mr. Orlando had incurred and would incur in connection with his defense of an action for declaratory judgment brought by members of ARC regarding Mr. Orlando’s removal as the managing member of ARC (the “ARC Removal Action”). Mr. Orlando also sought reimbursement for the legal fees and expenses incurred in connection with his supplement to the Advancement Lawsuit, and he sought pre-judgment and post-judgment interest on the amounts he claimed were owed to him. On August 1, 2024, plaintiffs in the ARC Removal Action dismissed their complaint without prejudice. On August 8, 2024, Mr. Orlando dismissed his supplemental claims in the Advancement Lawsuit without prejudice. The Advancement Lawsuit remains open on the Chancery Court’s docket.

Litigation with Orlando and Benessere in Miami, Florida

On April 2, 2024, Patrick Orlando and Benessere Investment Group, LLC (“Benessere”) filed suit against TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County Florida (Docket No. 2024-005894-CA-01). Orlando and Benessere seek a declaratory judgment that TMTG is restricted from disclosing material exchanged with Orlando and Benessere pursuant to a joint defense agreement previously entered into by the Parties in addition to a request for damages for any breach of the joint defense agreement. Also on April 3, 2024, Orlando and Benessere filed a motion for preliminary injunction for enforcement of the joint defense agreement. As of January 30, 2025, the motion for preliminary injunction had not been set for hearing. On September 30, 2024, the Court scheduled a three-day trial beginning on September 3, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Litigation with Odyssey Transfer & Trust Company in Delaware

On June 20, 2024, TMTG’s transfer agent, Odyssey filed an interpleader action in the U.S. District Court of the District of Delaware (C.A. No. 24-CV-00729). The complaint pertains to the ongoing dispute regarding share ownership between Michael Melkersen and ARC and includes TMTG as a nominal defendant. Odyssey is seeking an order from the Court discharging Odyssey of further liability and requiring ARC and TMTG to resolve their competing claims as to 716,140 Class A shares of TMTG and 25,000 TMTG warrants. On July 17, 2024, Odyssey filed a motion to dismiss for discharge and dismissal. On July 18, 2024, ARC filed a motion to dismiss for improper venue. On July 22, 2024, TMTG filed a motion for discharge and dismissal. On August 13, 2024, TMTG filed its answer and crossclaims against Mr. Melkersen and ARC. On August 21, 2024, ARC filed a motion to dismiss for lack of subject matter jurisdiction. On September 3, 2024, ARC filed a motion to dismiss TMTG’s crossclaims on the grounds of forum non conveniens. On October 14, 2024, Mr. Melkersen filed his answer to the complaint for interpleader. This matter remains pending.

Litigation with RejuveTotal in New York

On October 21, 2024, RejuveTotal LLC (“Rejuve”) filed suit against TMTG and its Chief Financial Officer in the Supreme Court of the State of New York, New York County (Index No. 655551/2024). The complaint alleged breach of contract, and sought equitable relief as well as indemnification and reimbursement of costs and expenses, in connection with Rejuve’s role as Purchaser Representative under the Merger Agreement. As of January 30, 2025, defendants in this matter had not yet been served.

On December 23, 2024, TMTG filed suit against Rejuve in the Supreme Court of the State of New York, New York County (Index No. 659834/2024). In the complaint, TMTG seeks declaratory and injunctive relief against Rejuve arising out of Rejuve’s alleged conduct as Purchaser Representative under an Agreement and Plan of Merger dated as of October 20, 2021. On January 13, 2025, TMTG filed an application, by way of a proposed order to show cause, for a preliminary injunction prohibiting Rejuve from taking any further action in its alleged capacity as Purchaser Representative under the Merger Agreement. On January 23, 2025, the Court approved a stipulation to stay the action pending resolution of the arbitration before the American Arbitration Association seeking to recover its fees and expenses from TMTG that Rejuve allegedly incurred as Purchaser Representative (which TMTG presently anticipates will be concluded in March 2025), and to enjoin Rejuve from acting as Purchaser Representative except with respect to its participation in the arbitration.

NOTE 17 – SEGMENT INFORMATION

We report our operating results through one reportable segment: social media and streaming.

Our Chief Operating Decision Maker (CODM), as of December 31, 2024, was our Chief Executive Officer. Our CODM evaluates the performance of and allocates resources to our segment based on our consolidated net loss and earnings before interest, taxes, depreciation and amortization (Segment EBITDA).  Segment EBITDA is defined as segment revenue less operating costs and expenses, excluding depreciation and amortization, interest income or expense (net), provision or benefit for income taxes, change in fair value of derivative liabilities, and stock-based compensation expense.  We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segment performance on a consistent basis.

To date, we have generated limited advertising revenue through Truth Social and no advertising revenue through our newly launched streaming operations, Truth+. We expect to incur significant expenses and operating losses for the foreseeable future as we build and grow our streaming and infrastructure operations.  Our CODM does not use assets by segment to evaluate performance or allocate resources; therefore, we do not provide disclosure of assets by segment.

Review of cash forecast models is used to assess the entity-wide result and performance, and inform investment decisions by our CODM.  Net loss and Segment EBITDA are used to monitor budgeted versus actual results.  Additionally, review of budgeted versus actual results is used in assessing performance of the segment.

The following table presents our segment information for the periods indicated and, because we currently only have one segment, net income/(loss) is identical to the information presented in the “Consolidated Statement of Operations” above:

(in thousands)	Year Ended December 31,
	2024	2023	2022
Net income/(loss)	$(400,864.8)	$(58,189.2)	$50,523.7
Provision for income tax	-	1.1	0.2
Interest (income)/expense, net	(11,632.4)	39,429.1	2,038.7
Depreciation and amortization	2,933.9	59.6	58.7
Stock-based compensation	107,387.1	-	-
Change in fair value of derivative liabilities	225,916.0	2,791.6	(75,809.9)
Segment EBITDA	$(76,260.2)	$(15,907.8)	$(23,188.6)

NOTE 18 – SUBSEQUENT EVENTS

On January 28, 2025, TMTG granted equity compensation of 25,946 RSUs each (a total of 155,676 RSUs) to non-employee directors; the RSUs will vest in accordance with such directors’ disclosure on Form 4. The board also approved industry-standard cash retainers for non-employee directors ranging from $11,900 to $19,900 per quarter (with the amount varying based on committee service).

On January 29, 2025, TMTG announced a financial services and financial technology strategy, which will include the launch of the financial services and FinTech brand Truth.Fi, including the investment of up to $250 million to be custodied by Charles Schwab. In addition to traditional investment vehicles, these funds may be allocated to customized separately managed accounts; customized exchange-traded funds; and Bitcoin and similar cryptocurrencies or crypto-related securities.  On February 4, 2025, TMTG signed a services agreement and a licensing agreement with an affiliate of Yorkville.  Subject to necessary approvals, such affiliate will act as the Registered Investment Advisor for the new financial vehicles.

On February 2, 2025, TMTG granted a cumulative total of 1,115,000 RSUs as equity compensation to non-executive employees, all of which remain unvested as of the date hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Trump Media & Technology Group Corp.

Date: February 14, 2025		/s/ Phillip Juhan
	Name:	Phillip Juhan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
Name	Position	Date

/s/ Devin Nunes	Chief Executive Officer, President and Chairman (Principal Executive Officer)	February 14, 2025
Devin Nunes

/s/ Phillip Juhan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2025
Phillip Juhan

/s/ Eric Swider	Director	February 14, 2025
Eric Swider

/s/ Donald J. Trump, Jr.	Director	February 14, 2025
Donald J. Trump, Jr.

/s/ Robert Lighthizer	Director	February 14, 2025
Robert Lighthizer

/s/ W. Kyle Green	Director	February 14, 2025
W. Kyle Green