Form 10-Q
period 2025-03-31
Trump Media & Technology Group Corp.
filed 2025-05-09
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. 001-40779

Trump Media & Technology Group Corp.
(Exact name of registrant as specified in its charter)

Florida	85-4293042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 N. Cattlemen Rd.,Ste. 200	34232
Sarasota, Florida
(Address of Principal Executive Offices)	(Zip Code)

(941) 735-7346
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	DJT	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	DJT	New York Stock Exchange Texas
Warrants, each exercisable for one share of Common Stock for $11.50 per share	DJTWW	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock for $11.50 per share	DJTWW	New York Stock Exchange Texas

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 8, 2025, there were 220,624,508 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets as of March 31, 2025 and December 31, 2024 and Statements of Operations, Stockholders’ Equity/(Deficit) and Cash Flows for the three months ending March 31, 2025 and March 31, 2024

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Balance Sheets

(in thousands except share and per share data)	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$146,127.4	$170,236.1
Short-term investments	612,854.2	606,547.3
Prepaid expenses and other current assets	7,871.0	7,457.3
Accounts receivable, net	33.1	17.4
Total current assets	766,885.7	784,258.1

Property and equipment, net	3,954.4	4,366.0
Goodwill	120,884.2	120,884.2
Intangible assets, net	23,998.7	25,363.1
Right-of-use assets, net	3,194.1	3,416.1
Total assets	$918,917.1	$938,287.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$13,681.0	$10,167.5
Related party payables	262.0	262.0
Unearned revenue	246.7	1,010.7
Current portion of long-term debt	4,873.3	4,780.5
Current portion of operating lease liability	902.3	1,080.8
Total current liabilities	19,965.3	17,301.5

Long-term operating lease liability	2,335.1	2,559.7
Long-term debt - other	4,930.2	4,836.2
Total liabilities	27,230.6	24,697.4
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred Stock $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common Stock $0.0001 par value – 999,000,000 shares authorized, 220,623,372 and 220,657,014 shares issued and outstanding at March 31, 2025 and December 31, 2024	22.1	22.1
Paid in capital	3,879,735.6	3,861,662.4
Treasury stock, at cost (424,483 and 128,138 shares)	(11,158.9)	(2,908.7)
Accumulated deficit	(2,976,912.3)	(2,945,185.7)
Total stockholders’ equity	891,686.5	913,590.1
Total liabilities and stockholders’ equity	$918,917.1	$938,287.5

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(in thousands except share and per share data)	2025	2024
Net sales	$821.2	$770.5
Operating costs and expenses(1)
Cost of revenue	336.7	93.4
Research and development	12,564.9	33,158.6
Sales and marketing	497.4	1,070.4
General and administration	25,178.0	64,795.1
Depreciation and amortization	1,779.2	5.6
Total operating costs and expenses	40,356.2	99,123.1
Loss from operations	(39,535.0)	(98,352.6)
Interest income	7,995.2	28.8
Interest expense	(186.8)	(2,817.6)
Change in fair value of derivative liabilities	-	(225,916.0)
Loss on the conversion of convertible debt	-	(542.3)
Loss from operations before income taxes	(31,726.6)	(327,599.7)
Income tax expense	-	-
Net loss	$(31,726.6)	$(327,599.7)
Loss per share attributable to common stockholders:
Basic	$(0.14)	$(3.61)
Diluted*	$(0.14)	$(3.61)
Weighted Average Shares used to compute net loss per share attributable to common stockholders:
Basic	220,576,705	90,743,994
Diluted	220,576,705	90,743,994

(1)Operating costs and expenses include stock-based compensation expense as follows:
Research and development	$7,561.0	$30,142.5
General and administration	10,290.7	54,445.5
Total stock based compensation expense	$17,851.7	$84,588.0

*Loss per share attributable to common stockholders for diluted calculation is based on the basic weighted shares as these are not dilutive. The basic and diluted loss per share attributable to common stockholders are therefore the same.

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Stockholders’ Equity /(Deficit)
(Unaudited)

(in thousands, except share data)	Common Stock Number of Shares	Par Value $0.0001	Treasury Stock Number of Shares	Treasury Stock	Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance as of December 31, 2023	87,500,000	$8.8	-	$-	$-	$(66,770.7)	$(66,761.9)
Fair value of earnout shares					2,477,550.2	(2,477,550.2)	-
Conversion of convertible notes upon reverse capitalization	6,014,534	0.6	-	-	300,425.4	-	300,426.0
Stock based compensation	-	-	-	-	84,588.0	-	84,588.0
Issuance of common stock upon reverse capitalization	41,346,049	4.1	-	-	219,617.5	-	219,621.6
Conversion of executive and vendor notes to common stock	1,840,000	0.2			(0.2)		-
Net loss	-	-	-		-	(327,599.7)	(327,599.7)
Balance as of March 31, 2024	136,700,583	$13.7	-	$-	$3,082,180.9	$(2,871,920.6)	$210,274.0

Balance as of December 31, 2024	220,785,152	$22.1	(128,138)	$(2,908.7)	$3,861,662.4	$(2,945,185.7)	$913,590.1
Exercise of Warrants	19,292	-	-	-	221.5	-	221.5
Stock based compensation	-	-	-	-	17,851.7	-	17,851.7
Treasury stock	-	-	(296,345)	(8,250.2)	-	-	(8,250.2)
Vesting of restricted stock units	243,411	-	-	-	-	-	-
Net loss	-	-	-		-	(31,726.6)	(31,726.6)
Balance as of March 31, 2025	221,047,855	$22.1	(424,483)	$(11,158.9)	$3,879,735.6	$(2,976,912.3)	$891,686.5

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(31,726.6)	$(327,599.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on debt	186.8	2,817.6
Change in fair value of derivative liability	-	225,916.0
Depreciation and amortization	1,779.2	5.6
Loss on extinguishment of debt	-	542.3
Stock based compensation	17,851.7	84,588.0
Operating lease amortization	222.0	39.6
Change in operating assets and liabilities
Prepaid expenses and other current assets	(381.6)	2.8
Accounts receivable	(15.7)	33.8
Unearned revenue	(764.0)	(695.9)
Operating lease liabilities	(216.2)	(39.2)
Accounts payable and accrued expenses	3,326.6	5,073.1
Net cash used in operating activities	(9,737.8)	(9,316.0)

Cash flows used in investing activities
Purchases of property and equipment	(3.2)	-
Purchases of short-term investments	(6,306.9)	-
Net cash used in investing activities	(6,310.1)	-

Cash flows provided by financing activities
Proceeds of convertible promissory notes	-	47,455.0
Proceeds from merger	-	233,017.5
Repurchase of common stock	(8,250.2)	-
Proceeds from the exercise of warrants, net	189.4	-
Net cash (used in) provided by financing activities	(8,060.8)	280,472.5

Net change in cash and cash equivalents	(24,108.7)	271,156.5
Cash and cash equivalents, beginning of period	170,236.1	2,572.7
Cash and cash equivalents, end of period	$146,127.4	$273,729.2
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$146,127.4	$233,700.9
Restricted cash	-	40,028.3
Total cash and cash equivalents and restricted cash, end of period	$146,127.4	$273,729.2

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Noncash investing and financing activities
Shares issued for conversion of convertible notes	$-	$300,426.0

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements include the historical accounts of TMTG Sub Inc. f/k/a Trump Media & Technology Group Corp. (“Private TMTG” or “Predecessor TMTG” or, prior to the closing on March 25, 2024, “TMTG”), which changed its name from Trump Media Group Corp. in October 2021. The mission of TMTG is to end Big Tech’s assault on free speech by opening up the Internet and giving people their voices back. TMTG operates Truth Social, a social media platform established as a safe harbor for free expression amid increasingly harsh censorship by Big Tech corporations, Truth+, a streaming platform focusing on news, Christian content, and family friendly programming, and Truth.Fi, a financial services and FinTech brand incorporating America First investment vehicles.

Merger

On March 25, 2024, TMTG consummated the transactions contemplated by the Agreement and Plan of Merger (collectively, the “Business Combination”), dated October 20, 2021, between Digital World Acquisition Corp. (the “Company,” “Digital World” or “DWAC” or, following the closing on March 25, 2024, “TMTG” or “New Digital World”), DWAC Merger Sub, Private TMTG, ARC Global Investments II (“ARC”), LLC and TMTG’s Chief Legal Officer, as amended on May 11, 2022, August 9, 2023 and September 29, 2023 (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, upon the closing of the Business Combination (the “Closing” and, the date of the Closing, the “Closing Date”), DWAC Merger Sub merged with and into TMTG, with TMTG surviving as a wholly owned subsidiary of Digital World (the “Merger”). TMTG’s stockholders received 87,500,000 shares of Digital World Class A common stock (excluding 40,000,000 Earnout Shares (defined herein)), subject to certain adjustments and earnout provisions, in exchange for TMTG common stock. This was, in substance, a continuation of the TMTG shareholders’ equity interests in the TMTG business, plus up to an additional 7,854,534 shares of New Digital World common stock to be issued upon conversion of outstanding TMTG Convertible Notes immediately prior to the Closing.

Notwithstanding the legal form of the Business Combination pursuant to the Merger Agreement, the Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP because TMTG was the operating company and was determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), while Digital World was a blank check company. The determination was primarily based on the evaluation of the following facts and circumstances:

•	The pre-combination equity holders of Private TMTG hold the majority of voting rights in TMTG;

•	The pre-combination equity holders of Private TMTG had the right to appoint the majority of the directors on TMTG’s Board;

•	Private TMTG senior management (executives) are the senior management (executives) of TMTG; and

•	Operations of Private TMTG comprise the ongoing operations of TMTG.

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

In accordance with the applicable guidance, the equity structure was retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock issued to Predecessor TMTG common shareholders and Predecessor TMTG convertible noteholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings (loss) per share related to Predecessor TMTG convertible notes and Predecessor TMTG common stock prior to the Business Combination were retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented.  The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2025.

These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the fair value of assets acquired and liabilities assumed in business acquisitions, the assessment of recoverability of our goodwill and long-lived assets, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates and assumptions reflected in the unaudited condensed consolidated financial statements relate to and include, but are not limited to, fair value of intangible assets acquired in business acquisitions, recoverability of goodwill and intangibles, fair value of short-term investments, useful lives of intangibles and depreciable assets, and stock-based compensation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany transactions have been eliminated.

Unearned revenue

Unearned revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Unearned revenue of $764.0 was recognized as revenue for the three months ended March 31, 2025, which was included in the unearned revenue balance as of December 31, 2024. As March 31, 2025, unearned revenue is expected to be recognized during the succeeding 12-month period and is therefore presented as a current liability on the consolidated balance sheets.

Concentrations of risks

Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Although we deposit cash and cash equivalents with multiple banks, these deposits may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and bear minimal risk.

One customer accounted for 93.0% and 90.3% of our total revenue for the three months ended March 31, 2025 and 2024, respectively.

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

Recently issued accounting standards

In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a material impact on our unaudited condensed consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-04, Debt (Subtopic 470-20): Debt with Conversion and Other Options.  ASU 2024-04 clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument.  ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods.  Early adoption is permitted for entities that have adopted ASU 2020-06.  We do not expect the adoption of ASU 2024-04 to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 3 – RECAPITALIZATION

As discussed in Note 1, following the Closing of the Business Combination, TMTG was deemed the accounting acquirer and the transaction was accounted for as a reverse recapitalization.

Transaction Proceeds

Upon the Closing, we received gross proceeds of $233,017.5. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of changes in stockholders’ equity/(deficit) for the year ended December 31, 2024:

Cash-trust and cash, net of redemptions	$233,017.5
Add: other assets	-
Less: accrued expenses	(3,292.9)
Less: notes payable	(10,103.0)
Reverse recapitalization, net	$219,621.6

In connection with the Business Combination, TMTG incurred $1,640.2 in one-time direct and incremental transaction costs, consisting of legal and other professional fees, recorded in general and administration expenses. TMTG also issued $6,130.0 of bonus payments to our employees and a director of Private TMTG that were triggered by the Business Combination.  We recorded $5,530.0 and $600.0 in general and administration expense and sales and marketing expense, respectively, for the year ended December 31, 2024. TMTG deems these to be non-recurring expenses that are not direct and incremental to the Business Combination.

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

Digital World common stock, outstanding prior to the Business Combination	39,636,904
Shares issued to Digital World convertible noteholders, converted immediately prior to Business Combination	1,709,145
Predecessor TMTG Shares	87,500,000
Shares issued to former TMTG convertible noteholders	7,854,534
Common stock immediately after the Business Combination (1)	136,700,583

(1)	Excludes 1,024,517 additional shares issued to former Digital World Class B shareholders in connection with a court order in September 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The number of Predecessor TMTG shares was determined as follows:

	Predecessor TMTG Shares	Shares issued to shareholders of Predecessor TMTG

Common stock	100,000,000	87,500,000
	100,000,000	87,500,000

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

In March 2024, Digital World issued an aggregate of 3,424,510 warrants (“Convertible Note Post IPO Warrants and “Post-IPO Warrants”), each warrant entitling the holder thereof to purchase one share of the Company’s Class A common stock for $11.50 per share, pursuant to warrant subscription agreements (each a “Warrant Subscription Agreement”) entered into by and between Digital World and certain institutional investors on February 7, 2024. The Convertible Note Post IPO Warrants and Post-IPO Warrants were issued concurrently with the closing of the Business Combination, and have substantially the same terms as the public warrants issued by Digital World in connection with its initial public offering, except that such Post-IPO Warrants may only be transferred to the applicable holder’s affiliates.

TMTG Earnout Shares

As noted in Note 1, in connection with the Merger, TMTG shareholders were entitled to up to 40,000,000 shares if certain post-merger per share market prices were achieved (the “Earnout Shares”).

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

As the Business Combination has been accounted for as a reverse recapitalization, the fair value of the Earnout Shares arrangement has been accounted for as an equity transaction as of the Closing Date.

On April 26, 2024, the Earnout Shares had been earned and such shares were issued.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes changes in our goodwill balance:

Balance at December 31, 2024	$120,884.2
Goodwill related to acquisitions	-
Balance at March 31, 2025	$120,884.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Finite-lived intangible assets, net are summarized as follows:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(3,202.1)	$21,297.9
Exclusivity rights	3,100.0	(399.2)	2,700.8
Intangible assets, net	$27,600.0	$(3,601.3)	$23,998.7

Amortization expense was $1,364.4 for the three months ended March 31, 2025 and $0.0 for March 31, 2024 as the intangibles were acquired in August 2024. As of March 31, 2025, the weighted-average remaining amortization period for amortizable intangible assets was 4.35 years.

Based on the balance of finite-lived intangible assets at March 31, 2025, expected future amortization expense is as follows:

Year Ending December 31:
2025	$4,169.1
2026	5,529.9
2027	5,533.5
2028	5,548.7
2029	3,217.5
$23,998.7

Finite-lived intangible assets, net are summarized as follows:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(1,991.2)	$22,508.8
Exclusivity rights	3,100.0	(245.7)	2,854.3
Intangible assets, net	$27,600.0	$(2,236.9)	$25,363.1

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2025	December 31, 2024
Property and equipment
Furniture and equipment	$34.5	$34.5
Computer equipment	5,157.8	5,154.6
Accumulated depreciation	(1,237.9)	(823.1)
Property and equipment, net	$3,954.4	$4,366.0

Total depreciation expense was $414.8 and $5.6 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accounts payable	$1,935.2	$1,483.3
Other accrued expenses	10,556.9	7,443.4
Income tax payable	880.7	732.6
Franchise tax payable	308.2	508.2
Accounts payable and accrued expenses	$13,681.0	$10,167.5

NOTE 8 – LONG-TERM DEBT

Our long-term debt consists of a term loan assumed from our business combination WorldConnect Technologies, LLC.  As of March 31, 2025, and December 31, 2024, the term loan had a carrying amount of $9,803.5 and $9,616.7, respectively, with $4,873.3 and $4,780.5 of the term loan due within 12 months of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, we accreted interest expense of $186.8 related to the term loan.

The term loan carries an effective interest rate of 7.72% and requires future payments of $5,000.0 in both August 2025 and August 2026, and $500.0 in August 2027.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9 – LEASES

During the three months ended March 31, 2025, the Company entered no additional leases with terms longer than 1 month.  We elected not to recognize ROU assets and lease liabilities arising from short-term office leases with initial terms of twelve months or less (deemed immaterial) on the consolidated balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using its estimated incremental borrowing rate.  The weighted average incremental borrowing rate applied was 7.86%.  As of March 31, 2025, our leases had a remaining weighted average term of 3.40 years.

Operating leases are included in the consolidated balance sheets as follows:

	Classification	March 31, 2025	December 31, 2024
Lease assets
Operating lease cost ROU assets, net	Assets	$3,194.1	$3,416.1
Total lease assets		$3,194.1	$3,416.1

Lease liabilities
Operating lease liabilities, current	Current liabilities	$902.3	$1,080.8
Operating lease liabilities, non-current	Liabilities	2,335.1	2,559.7
Total lease liabilities		$3,237.4	$3,640.5

The components of lease costs, which are included in loss from operations in our consolidated statements of operations were as follows:

	Three months period ended

	March 31, 2025	March 31, 2024
Lease costs
Operating lease costs	$274.9	$45.4
Variable lease costs	26.2	34.4
Short-term lease costs	8.5	3.6
Total lease costs	$309.6	$83.4

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the year ended March 31, 2025, are as follows:

2025	$852.5
2026	1,009.6
2027	1,005.2
2028	770.9
2029	87.9
Total future minimum lease payments	3,726.1
Amount representing interest	(488.7)
Present value of net future minimum lease payments	$3,237.4

NOTE 10 - INCOME TAXES

The estimated annual effective tax rate applied to the three months ended March 31, 2025, is 0% which differs from the US federal statutory rate of 21% principally due to the projection of U.S. net operating loss for the fiscal 2025 with full application of a valuation allowance. As of March 31, 2025, we had U.S. Federal and state net operating loss carryforwards (“NOLs”) with a tax benefit of $31,456.6 from December 31, 2024. NOLs are available for use indefinitely.

NOTE 11 – RELATED PARTY TRANSACTIONS

Administrative Services Arrangement

An affiliate of the Digital World Sponsor ARC agreed, commencing from the date when Digital World’s Registration Statement was declared effective through the earlier of Digital World’s consummation of a Business Combination and its liquidation, to make available to the Digital World certain general and administrative services, including office space, utilities and administrative services, as Digital World required from time to time. Digital World agreed to pay the affiliate of the Sponsor $15.0 per month for these services. The agreement with the Sponsor was terminated on April 5, 2023, $221.0 was unpaid as of March 31, 2025.

Advances

During 2022, the Digital World sponsor, ARC (the “Sponsor”) paid, on behalf of Digital World, $470.8 to a vendor for costs incurred by Digital World and $41.0 directly to Digital World. As of March 31, 2025, our obligation to the Sponsor for such payments was outstanding in the amount of $41.0.

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

Level 3. Significant unobservable inputs which are supported by little or no market activity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
	As of March 31, 2025
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Repurchase agreements	$612,854.2	$-	$-
Total assets measured at fair value	$612,854.2	$-	$-

	As of December 31, 2024
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Repurchase agreements	$606,547.3	$-	$-
Total assets measured at fair value	$606,547.3	$-	$-

The fair value of the repurchase agreement is classified within Level 1, because we use quoted market prices of the counter-party collateral to determine their fair value.  Our repurchase agreement exposes us to credit risk and is collateralized by U.S. Treasury Bills.  We have not experienced any material losses related to these securities.

NOTE 13 – LOSS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of stock outstanding plus potentially dilutive shares of stock outstanding during the period. Potentially dilutive shares of stock from employee incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs, convertible notes and warrants. There were no dilutive potential common stock for the periods ended March 31, 2025 and 2024 because we incurred a net loss and the potential dilutive shares are anti-dilutive.

Total common stock equivalents excluded from dilutive earnings/loss per share are as follows:

	March 31, 2025	March 31, 2024
Convertible notes	-	6,250,000
Warrants	11,026,253	21,491,229
RSUs	2,862,874	-
Total common stock equivalents excluded from dilutive income/loss per share	13,889,127	27,741,229

NOTE 14 – STOCKHOLDERS’ EQUITY

The following table summarizes warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	11,045,545	$11.50	4.31	-
Granted	-	-	-	-
Exercised	(19,292)	11.50	-	-
Expired or cancelled	-	-	-	-
Outstanding at March 31, 2025	11,026,253	$11.50	4.07	$88,651,074
Exercisable at March 31, 2025	11,026,253	$11.50	4.07	$88,651,074

NOTE 15 – STOCK BASED COMPENSATION

2024 Equity Incentive Plan

At our Annual Meeting of Stockholders on April 30, 2025 (the Annual Meeting), our stockholders approved our amended and restated 2024 Equity Incentive Plan to automatically increase the  then available share pool each January 1 commencing 2026 through 2034 by an amount equal to 5% of the total number of shares of common stock outstanding as of the prior December 31, each year.  The name of the 2024 Plan has been updated to the Trump Media & Technology Group Corp. 2024 Equity Incentive Plan and the applicable governing law has been updated to the laws of the State of Florida.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes stock award activity:

	Number of Shares of Common Stock	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2025	1,821,015	$33.94
Granted: RSUs	1,330,676	31.53
Vested	(243,411)	33.28
Forfeited	(45,406)	30.04
Outstanding at March 31, 2025	2,862,874	$32.94

The aggregate fair value of awards that vested in the three months ended March 31, 2025 was $5,799.3 which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in the three months ended March 31, 2025 was $8,101.2. The number of RSUs vested includes shares of common stock that we withheld from employees to satisfy the minimum statutory tax withholding requirements.

As of March 31, 2025, unrecognized compensation expense related to non-vested equity grants was $84,051.6 with an expected remaining weighted-average recognition period of approximately 2.01 years.

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

On February 28, 2024, UAV filed a verified complaint against Private TMTG in the Court of Chancery seeking declaratory and injunctive relief relating to the authorization, issuance, and ownership of stock in Private TMTG and filed a motion for expedited proceedings (C.A. No. 2024-0184-LWW). On March 4, 2024, UAV filed an amended complaint, converting their action from a direct action to a purported derivative action, and adding members of the Private TMTG board as defendants. On March 9, 2024, the  Court of Chancery  held a hearing to decide UAV’s motion to expedite proceedings. During the oral argument, Private TMTG agreed that any additional shares of Private TMTG issued prior to or upon the consummation of the Business Combination would be placed in escrow pending a resolution of the dispute between the parties. The Court of Chancery entered an order consistent with the foregoing on March 15, 2024, and scheduled a status conference for April 1, 2024. On April 2, 2024, UAV filed a motion for leave to file a second amended complaint together with a motion for preliminary injunction and a motion for contempt and anti-suit injunction related to Private TMTG’s filing of a separate litigation against UAV and others in Florida state court. Private TMTG maintains that the contempt claims are meritless. On April 9, 2024, the Court of Chancery granted the motion for leave to file a second amended complaint and re-assigned the case to a new judge. On April 11, 2024, UAV filed its second amended complaint, naming the prior Defendants together with five new defendants—TMTG and the current directors on the TMTG Board who were not on Private TMTG’s board of directors. On April 22, 2024, all of the Defendants moved to vacate the Court of Chancery’s prior order expediting the matter. Additionally, all of the Defendants moved to dismiss the second amended complaint. Following briefing and oral argument on the motion to vacate, on April 30, 2024, the Court of Chancery vacated the prior provisions of the March 15 order expediting the matter. On May 6, 2024, UAV filed its Renewed Motion for Contempt of the March 15, 2024 Order against Private TMTG (“First Contempt Motion”) seeking, among other things, to enjoin Private TMTG and related parties from prosecuting certain claims in Florida state court. On May 8, 2024, the  Court of Chancery stayed discovery and granted a protective order with respect to all discovery served on Defendants and all other persons from whom discovery was being sought.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On June 5, 2024, UAV filed for leave to again amend its complaint. The Court of Chancery granted the motion for leave to amend on July 8, 2024, and UAV filed its Third Amended Complaint on July 9, 2024. The Third Amended Complaint dismissed as defendants three current TMTG directors (W. Kyle Green, Linda McMahon, and Robert Lighthizer) and added four former Digital World directors (Frank J. Andrews, Patrick F. Orlando, Edward J. Preble, and Jeffrey A. Smith). On July 17, 2024, UAV filed a second contempt motion against Private TMTG and TMTG (“Second Contempt Motion”) alleging additional violations of the March 15 Order. On August 27, 2024, the Court of Chancery denied both the First Contempt Motion and the Second Contempt Motion. On July 23, 2024, all of the defendants with the exception of Patrick F. Orlando moved to dismiss the Third Amended Complaint. On September 17, 2024, Mr. Orlando moved to dismiss the Third Amended Complaint. On October 8, 2024, UAV voluntarily dismissed Mr. Orlando with prejudice. The remaining defendants’ motions to dismiss are fully briefed.  The remaining defendants also filed a motion to dismiss or stay on the basis of temporary Presidential immunity, which has been fully briefed. The Court has scheduled a hearing to address both motions on May 15, 2025.

Lawsuit against ARC, Patrick Orlando, UAV, Andrew Litinsky, and Wesley Moss in Florida

On February 26, 2024, representatives of ARC Global Investments II, LLC (“ARC”) claimed to Digital World that after a “more comprehensive” review, the conversion ratio for Digital World Class B common stock into Digital World Class A common stock upon the completion of the Business Combination was approximately 1.8:1. ARC’s new claim also contradicted the previous assertion by Patrick Orlando, the managing member of ARC, that the conversion ratio was 1.68:1. Digital World’s board of directors viewed these claims as an attempt by Mr. Orlando to secure personal benefits, breaching his fiduciary duty to Digital World and its shareholders. Digital World and Private TMTG initiated a lawsuit against ARC in the Civil Division for the Twelfth Judicial Circuit Court in Sarasota County, Florida, on February 27, 2024 (Docket No. 2024-CA-001061-NC). The complaint sought a declaratory judgment affirming the appropriate conversion ratio as 1.34:1, as previously disclosed, damages for tortious interference with the contractual and business relationship between Private TMTG and Digital World, and damages for conspiracy with unnamed co-conspirators to interfere with the same. The complaint also sought damages for Mr. Orlando’s breach of fiduciary duty, which exposed Digital World to regulatory liability and resulted in an $18 million penalty, and for his continuous obstruction of Digital World’s merger with Private TMTG to extort various concessions that benefited only him and harmed Digital World and its shareholders. Furthermore, the complaint sought damages for the wrongful assertion of dominion over Digital World’s assets inconsistent with Digital World’s possessory rights over those assets. On March 8, 2024, Digital World voluntarily dismissed its declaratory judgment claim against ARC. On March 17, 2024, Digital World and Private TMTG filed an amended complaint, adding a claim for violation of Florida’s Deceptive and Unfair Trade Practices Act. Digital World further alleged breach of fiduciary duty of loyalty, breach of fiduciary duty of care, and conversion claims against Mr. Orlando. With respect to ARC, Digital World alleged aiding and abetting a breach of fiduciary duty. On April 3, 2024, Defendants ARC and Mr. Orlando filed a joint motion to dismiss the amended complaint or, in the alternative, to stay the proceeding pending the Delaware Action (C.A. No. 2024-0184-LWW). Defendants ARC and Mr. Orlando also filed that same day a motion to stay discovery in the action.

On May 29, 2024, Digital World moved to compel discovery from ARC and Mr. Orlando. On July 15, 2024, following a July 10 hearing, the Court entered an order denying the motion to stay discovery and motion to compel. On July 29, 2024, the Court entered an order denying the motion to dismiss or, in the alternative, to stay the proceeding for improper venue. Defendants ARC and Orlando appealed that order, which the Court dismissed on April 30, 2025. On August 2, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the trial court. On July 31, 2024, Digital World and Private TMTG filed a motion for leave to file a second amended complaint, which proposed to add allegations against ARC and Orlando related to pre-targeting and other misconduct as set forth in the SEC Complaint against Orlando, and naming UAV, Andrew Litinsky, and Wesley Moss as additional defendants. On August 15, 2024, Digital World and Private TMTG filed a motion for temporary injunction seeking to enjoin the threatened sale of Digital World stock by Defendant ARC and one of the new defendants proposed to be added through the motion for leave to file a second amended complaint. On August 28, 2024, Digital World and Private TMTG filed a renewed motion to compel, seeking prior productions to the SEC and DOJ and other documents from Defendants ARC and Mr. Orlando. On August 30, 2024, the trial court held a hearing to address several motions. During the hearing, the Court granted Digital World and Private TMTG’s motion for leave to amend and denied their motion for temporary injunction. The trial court also denied the motion to stay pending appeal filed by Defendants ARC and Mr. Orlando. On September 3, 2024, Digital World and Private TMTG filed the Second Amended Complaint. On September 4, 2024, Digital World and Private TMTG filed an expedited motion to compel, seeking production of ARC’s capitalization table, supporting documents, and an order requiring ARC to cooperate with Digital World and Private TMTG in advance of the expiration of the lock-up restriction. On September 5, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the Second District Court of Appeal, which the Second District denied on October 18, 2024 (C.A. No. 2D2024-1780). On September 12, 2024, the Court granted in part and denied in part the expedited motion to compel, ordering production of the capitalization table and supporting documents by September 13, 2024, at 12 p.m. On that same day, Defendants ARC and Mr. Orlando filed a notice of removal in the Middle District of Florida (C.A. No. 8:24-cv-02161). On September 13, 2024, Digital World and Private TMTG filed an emergency motion to remand to state court in the Middle District of Florida, which the Middle District granted on September 17, 2024. On September 18, 2024, Digital World and Private TMTG filed an emergency motion for temporary injunction and contempt against ARC and Mr. Orlando in the state court action. On that same day, the Court held a hearing during which it granted Digital World and Private TMTG’s motion for contempt, imposed a coercive sanction against ARC and Mr. Orlando of $5,000 per day until they complied with the Court’s September 12 discovery order, and denied their motion for temporary injunction. Defendants ARC and Orlando have filed an appeal of that order, which is scheduled for oral argument on June 4, 2025. (C.A. No. 2D2024-2364).

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

On November 18, 2024, the Court granted in part the October motion for order to show cause, ordering, inter alia, the appointment of a third-party vendor to re-collect all devices and files from ARC and Orlando and run search terms and a sanction against ARC and Orlando of $5,000 per day from September 18 to November 8, 2024. Defendants ARC and Orlando have filed a motion for leave to amend their petition to appeal the September 18 order to include an appeal of the November 18 order, which the Court denied on February 5, 2025 (C.A. No. 2D2024-2364). On November 21, 2024, Third-Party Defendant Shaner filed a motion to dismiss ARC’s third-party complaint, which the Court denied on December 13, 2024. On December 6, 2024, the Court granted in part the September 26 motion to compel filed by Defendants ARC and Orlando. On December 16, 2024, Digital World and Private TMTG filed a fee petition to recover attorneys’ fees pursuant to the November 18 contempt order. On December 27, 2024, Defendants ARC and Orlando filed a motion for order to show cause for failure to comply with the December 6 order. On January 3, 2025, Digital World and Private TMTG and Third-Party Defendants Swider, Preble, Andrews, and Smith jointly filed a motion to dismiss ARC’s counterclaims and third-party complaint. On January 8, 2025, Third-Party Defendant Garelick filed a motion to dismiss ARC’s counterclaims and third-party complaint. On January 10, 2025, Defendants ARC and Orlando filed a motion to compel production of documents, which the Court denied for failure to confer on January 22, 2025. On January 10, 2025, Third-Party Defendant Veloso filed a motion to dismiss ARC’s counterclaims and third-party complaint. On January 17, 2025, Defendants ARC and Orlando filed a motion to strike, which the Court denied for failure to confer on January 22, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On January 22, 2025, the Court held a hearing during which it heard the motion to stay pending resolution of the Delaware Action – taking the motion under advisement and scheduled an omnibus hearing to hear outstanding motions on March 7, 2025.  At the January 22, 2025 hearing, the Court entered a temporary administrative stay of discovery as to Defendants Litinsky, Moss, and UAV pending its resolution of their motion to stay. On January 23, 2025, Defendants ARC and Orlando filed a motion to compel production of documents and a motion to strike. On that same day, Third-Party Defendant Jacobson filed a motion to dismiss ARC’s counterclaims and third-party complaint.  On February 10, 2025, Mr. Orlando and ARC filed an appeal of the Court’s November 18 order, which the Second District denied on April 24, 2025 (2D2025-0314).

On February 19, 2025, the Court denied the October 3 motion to stay filed by Mr. Orlando and the October 21 motion to stay filed by UAV, Wesley Moss, and Andrew Litinsky, finding that this action and the Delaware Action (2024-0184-LWW) do not “involve substantially similar issues.” On February 21, 2025, Mr. Orlando and ARC filed a motion to compel, which the Court granted in part during an April 28, 2025 hearing. On March 7, 2025, the Court held an omnibus hearing to address outstanding motions.

Following the March 7 hearing, the Court entered several orders. It denied the motions to dismiss for improper venue filed by Mr. Orlando on October 3 and UAV, Moss, and Litinsky on October 21. The Court also denied the motions to dismiss for failure to state a claim filed by Mr. Orlando on October 3 and UAV, Moss, and Litinsky on October 21. The Court granted the motions to dismiss the third-party complaint filed on behalf of Lee Jacobson, Bruce J. Garelick, Eric Swider, Rodrigo Veloso, Ed Preble, Frank Andrews, and Jeffrey Smith but provided leave to amend.  The Court granted in part the January 23 motion to compel filed by Mr. Orlando and ARC. The Court also granted in part the motion to dismiss ARC’s counterclaims, dismissing Count V of the counterclaims.  On March 21, 2025, UAV, Wesley Moss, and Andrew Litinsky appealed Court’s February 19, 2025 order denying a stay. On April 2, 2025, Justin Shaner filed a motion for protective order against ARC’s first set of requests for production.

On April 7, 2025, Mr. Orlando filed his Answer, Affirmative Defenses, and Additional Defenses and his Third-Party Complaint, naming Eric Swider, Justin Shaner, Rodrigo Veloso, Lee Jacobson, Bruce J. Garelick, and Luis Orleans-Braganza. On that same day, UAV, Moss, and Litinsky filed their Answer and Affirmative Defenses, Counterclaims, and Third-Party Complaint, naming President Donald J. Trump, Donald J. Trump Jr., Devin Nunes, Kashyap “Kash” Patel, and Daniel Scavino Jr.  Also on April 7, 2025, ARC filed its Amended Answer, Defenses, and Affirmative Defenses and its Amended Counterclaims and Amended Third-Party Complaint. The next day, ARC filed a motion seeking leave to file a Second Amended Answer, Defenses, and Affirmative Defenses.

On April 11, 2025, Mr. Orlando and ARC filed a motion to determine confidentiality of court records.  On April 17, 2025, ARC filed a motion to compel TMTG Sub Inc. and Trump Media & Technology Group Corp. to revise their responses to ARC’s first set of interrogatories.

On April 21, 2025, Trump Media & Technology Group Corp.; TMTG Sub Inc.; and Third-Party Defendants Eric Swider, Justin Shaner, Rodrigo Veloso, Bruce J. Garelick, and Lee Jacobson filed a motion to stay discovery and for protective order pertaining to ARC’s and Mr. Orlando’s Third-Party Complaint pending resolution of their motions to dismiss ARC’s Third-Party Complaint.

On April 24, 2025, Mr. Orlando filed his Amended Answer, Affirmative Defenses, and Additional Defenses.  On April 28, 2025, Trump Media & Technology Group Corp., TMTG Sub Inc., and Third-Party Defendant Eric Swider filed a motion to dismiss ARC’s Counterclaims and ARC’s and Orlando’s Third-Party Complaint, and Third-Party Defendants Rodrigo Veloso and Bruce Garelick joined the motion.  On that same day, Trump Media & Technology Group Corp. and TMTG Sub Inc. filed their motion to dismiss UAV’s, Andrew Litinsky’s, and Wesley Moss’s Counterclaims.  Also on April 28, 2025, Third-Party Defendant Lee Jacobson filed a motion to dismiss ARC’s and Orlando’s Amended Third-Party Complaints.  The following day, Third-Party Defendant Justin Shaner filed a motion to dismiss ARC’s Amended Third-Party Complaint. A three-week jury trial has been scheduled to begin on March 23, 2026.

Litigation with ARC in Delaware

On February 29, 2024, ARC filed a lawsuit in the Court of Chancery of the State of Delaware (C.A. No. 2024-0186-LWW) against Digital World and its directors, alleging an impending violation of the Digital World Charter. ARC alleged that Digital World failed to commit to issue conversion shares to ARC that ARC claims it is owed upon the consummation of the Business Combination pursuant to the Charter. ARC claimed a conversion ratio of 1.81:1 and sought specific performance and damages for the alleged breach of the Charter, a declaratory judgment that the certain derivative securities of Digital World should be included in the calculation of the conversion ratio, a finding that the directors of Digital World breached their fiduciary duties, and a preliminary injunction to enjoin the Business Combination until Digital World “corrected” the conversion ratio. TMTG  defended Digital World’s calculation of the conversion ratio and related rights. In addition to its complaint, ARC also filed a motion with the Court of Chancery requesting that the case schedule be expedited to enable the Court of Chancery to conduct an injunction hearing prior to the March 22, 2024, shareholder vote. On March 5, 2024, the Court of Chancery denied ARC’s motion, stating that it would not conduct a merits or injunction hearing before March 22, 2024. Consequently, the Court of Chancery also denied ARC’s request to postpone the Business Combination vote until after a merits hearing. The Court of Chancery ruled that Digital World’s proposal to deposit disputed shares into an escrow account at the close of the Business Combination was adequate to prevent potential irreparable harm related to ARC’s share conversion. The Court of Chancery also found that Digital World’s public disclosures about ARC’s claims and possible conversion scenarios at the close of the Business Combination further mitigated the risk of irreparable harm due to insufficient disclosure for the March 22, 2024, vote. As a result, on March 21, 2024, Digital World entered into two escrow agreements with Odyssey, as follows: (i) an escrow agreement for the benefit of ARC (the “ARC Escrow Agreement”), pursuant to which DWAC deposited into escrow 3,579,480 shares of TMTG shares of common stock (“Common Stock”), and (ii) an escrow agreement for the benefit of the Non-ARC Class B Shareholders (the “Non-ARC Class B Shareholders Escrow Agreement,” and together with the ARC Escrow Agreement, the “Disputed Shares Escrow Agreements”), pursuant to which TMTG deposited into escrow 1,087,553 shares of TMTG Common Stock, which amounts represent the difference between the actual conversion ratio, determined by Digital World’s board of directors upon closing of the Business Combination (which was determined to be 1.348:1), and a conversion ratio of 2.00:1. On September 16, 2024, the Court of Chancery issued its order in this matter setting the conversion ratio at 1.4911:1.  The Court of Chancery ruled against ARC on a substantial majority of its claims, reducing ARC’s proposed calculation of the conversion ratio of 1.81:1 by approximately 70% and holding that the former board members of Digital World did not breach any fiduciary duties in setting the conversion ratio calculation or in their public disclosures of the same. As a result of the Court of Chancery’s order, a portion of the disputed shares of Common Stock held in escrow were released to ARC.  The release of Common Stock is subject to the terms and conditions of the ARC Escrow Agreement with the Escrow Agent and TMTG.   Accordingly, 785,825 shares of TMTG Common Stock, which represents the Court’s calculation for the difference between a ratio of 1.348:1 and 1.4911:1, were released from escrow (the “Court Ratio”). Both parties still retain the option to file an appeal within 30 days after the Court of Chancery’s final order. In connection with the Court of Chancery’s final order, 238,692 Common Shares deposited in the Non-ARC Class B Shareholders Escrow Agreement, representing the Court Ratio, were released to the applicable holders, subject to the terms and conditions of the Non-ARC Class B Shareholders Escrow Agreement and the Securities Act of 1933, as amended. On October 23, 2024, ARC filed a motion for a $1,000,000 fee award, which has since been fully briefed and will be decided by the Court without oral argument.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lawsuit against UAV, Litinsky, Moss, and Orlando in Florida

On March 24, 2024, Private TMTG filed a lawsuit in the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (Docket No. 2024-CA-001545-NC) against UAV, Andrew Litinsky, Wesley Moss, and Patrick Orlando. In view of UAV’s repeated demands concerning its alleged stock ownership and director appointment rights, the complaint alleges claims for a declaratory judgment against UAV determining that the Services Agreement is unenforceable against Private TMTG. The complaint also asserts a claim for unjust enrichment against UAV based on its failure to competently provide services to the company. Finally, the complaint asserts claims for damages for (a) breach of the fiduciary duty of loyalty against Mr. Litinsky and Mr. Moss based on their dealings with Mr. Orlando, (b) aiding and abetting and conspiracy to breach fiduciary duty against Mr. Orlando based on the same events, and (c) breach of the fiduciary duty of care against Mr. Litinsky and Mr. Moss for their gross negligence in managing the company. On April 25, 2024, Private TMTG filed a motion to consolidate this lawsuit with Docket No. 2024-CA-001061-NC (described above) for purposes of discovery and pretrial proceedings, which was denied without prejudice on August 2, 2024.   On June 27, 2024, the court granted Mr. Moss, Mr. Litinsky, and UAV’s motion to stay proceedings pending resolution of the Delaware Action involving UAV. The court also denied Private TMTG’s motion for an anti-suit injunction.  On July 3, 2024, Mr. Orlando filed a motion to dismiss. On July 17, 2024, Private TMTG sought review of the court’s order granting UAV’s motion to stay in Florida’s Second District Court of Appeal by filing a petition for a writ of certiorari with that court (Case No. 2D2024-1642).  The court subsequently denied UAV’s motion to enforce the stay and Private TMTG’s motion to stay the stay pending certiorari review on September 2, 2024, and September 23, 2024, respectively. On December 11, 2024, the Second District Court of Appeal heard argument on Private TMTG’s appeal of the trial court’s order granting UAV’s motion to stay, which the Second District denied on February 14, 2025.

Litigation with Orlando in Delaware

On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Court of Chancery seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”) (C.A. No. 2024-0264-CDW). Mr. Orlando’s allegations relate to certain provisions in the Digital World Charter, Digital World’s bylaws, and an indemnity agreement allegedly entered into between Mr. Orlando and Digital World. Mr. Orlando alleges that those certain provisions require Digital World to pay the legal fees Mr. Orlando incurred and will incur in connection with legal proceedings in which he is involved by reason of the fact that he is or was a director or officer of Digital World. Mr. Orlando seeks a court order that (i) declares that he is entitled to legal fees for certain proceedings described in the complaint, (ii) requires Digital World to pay for legal fees incurred and future legal fees to be incurred for those proceedings, (iii) requires Digital World to pay the fees incurred to bring the Advancement Lawsuit, and (iv) requires Digital World to pay pre- and post-judgment interest on the amounts owed to Mr. Orlando. On April 3, 2024, the Court of Chancery entered a Stipulation and Advancement Order (“Stipulation”) stating that Mr. Orlando is entitled to advancement of attorneys’ fees and costs incurred with legal proceedings described in the Stipulation, subject to Digital World’s right to challenge the reasonableness of those attorneys’ fees and costs. The Stipulation further states that Mr. Orlando is entitled to fees incurred in connection with enforcement of advancement rights and sets forth procedures that will govern future requests for advancement of attorneys’ fees and costs.  As of May 5, 2025, TMTG had paid or agreed to pay approximately $6.0 million to Mr. Orlando’s attorneys pursuant to such Stipulation and TMTG’s other advancement obligations to Mr. Orlando. On April 23, 2024, Mr. Orlando filed a motion for leave to supplement the Advancement Lawsuit to add a claim for advancement of legal fees and expenses Mr. Orlando had incurred and would incur in connection with his defense of an action for declaratory judgment brought by members of ARC regarding Mr. Orlando’s removal as the managing member of ARC (the “ARC Removal Action”). Mr. Orlando also sought reimbursement for the legal fees and expenses incurred in connection with his supplement to the Advancement Lawsuit, and he sought pre-judgment and post-judgment interest on the amounts he claimed were owed to him. On August 1, 2024, plaintiffs in the ARC Removal Action dismissed their complaint without prejudice. On August 8, 2024, Mr. Orlando dismissed his supplemental claims in the Advancement Lawsuit without prejudice.

On February 10, 2025, Mr. Orlando filed a motion to modify the advancement order, seeking to modify the advancement order to allow him to not submit invoices for experts.  On March 12, 2025, the Court denied the motion in part, stating that “TMTG is entitled to have some concrete information allowing it to assess whether Orlando’s expenses are reasonable and related to DWAC/TMTG before making a payment” and ordering Mr. Orlando to “provide TMTG with invoices with sufficient unredacted information that allows it to make that assessment.”

On March 31, 2025, Mr. Orlando filed a motion seeking advancement of certain disputed fees, which has been fully briefed.  On April 8, 2025, Mr. Orlando filed a motion for sanctions, which he subsequently withdrew. This matter remains open on the Court’s docket.

Litigation with Orlando and Benessere in Miami, Florida

On April 2, 2024, Patrick Orlando and Benessere Investment Group, LLC (“Benessere”) filed suit against TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County Florida (Docket No. 2024-005894-CA-01). Orlando and Benessere seek a declaratory judgment that TMTG is restricted from disclosing material exchanged with Orlando and Benessere pursuant to a joint defense agreement previously entered into by the Parties in addition to a request for damages for any breach of the joint defense agreement. Also on April 3, 2024, Orlando and Benessere filed a motion for preliminary injunction for enforcement of the joint defense agreement. As of May 5, 2025, the motion for preliminary injunction had not been set for hearing. On Februrary 3, 2025, Orlando and Benessere filed an Amended Complaint.

This matter has been scheduled a three-day trial beginning September 3, 2025.

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

Litigation with RejuveTotal  in New York

On October 21, 2024, RejuveTotal LLC (“Rejuve”) filed suit against TMTG and its Chief Financial Officer in the Supreme Court of the State of New York, New York County (Index No. 655551/2024).  The complaint alleged breach of contract, and sought equitable relief as well as indemnification and reimbursement of costs and expenses, in connection with Rejuve’s role as Purchaser Representative under the Merger Agreement. On February 18, 2025, Rejuve discontinued this action without prejudice.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On December 23, 2024, TMTG filed suit against Rejuve in the Supreme Court of the State of New York, New York County (Index No. 659834/2024). In the complaint, TMTG seeks declaratory and injunctive relief against Rejuve arising out of Rejuve’s alleged conduct as Purchaser Representative under an Agreement and Plan of Merger dated as of October 20, 2021. On January 13, 2025, TMTG filed an application, by way of a proposed order to show cause, for a preliminary injunction prohibiting Rejuve from taking any further action in its alleged capacity as Purchaser Representative under the Merger Agreement. On January 23, 2025, the Court approved a stipulation to stay the action pending resolution of the arbitration before the American Arbitration Association seeking to recover its fees and expenses from TMTG that Rejuve allegedly incurred as Purchaser Representative, and to enjoin Rejuve from acting as Purchaser Representative except with respect to its participation in the arbitration.  The arbitration occurred on April 29, 2025.

NOTE 17 – SEGMENT INFORMATION

We report our operating results through one reportable segment: social media and streaming.

Our Chief Operating Decision Maker (CODM), as of March 31, 2025, was our Chief Executive Officer. Our CODM evaluates the performance of and allocates resources to our segment based on our consolidated net loss and earnings before interest, taxes, depreciation and amortization (Segment EBITDA).  Segment EBITDA is defined as segment revenue less operating costs and expenses, excluding depreciation and amortization, interest income or expense (net), provision or benefit for income taxes, change in fair value of derivative liabilities, loss on extinguishment of debt and stock-based compensation expense.  We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segment performance on a consistent basis.

To date, we have generated limited advertising revenue through Truth Social and no advertising revenue through our newly launched streaming operations, Truth+. We expect to incur significant expenses and operating losses for the foreseeable future as we build and grow our streaming and infrastructure operations.  As of March 31, 2025, we have not yet allocated resources, incurred expenses or generated revenue from Truth.Fi.  Our CODM does not use assets by segment to evaluate performance or allocate resources; therefore, we do not provide disclosure of assets by segment.

Review of cash forecast models is used to assess the entity-wide result and performance, and inform investment decisions by our CODM.  Net loss and Segment EBITDA are used to monitor budgeted versus actual results.  Additionally, review of budgeted versus actual results is used in assessing performance of the segment.

The following table presents our segment information for the periods indicated and, because we currently only have one segment, net loss is identical to the information presented in the “Consolidated Statement of Operations” above:

(in thousands)	Three months ended March 31,
	2025	2024
Net loss	$(31,726.6)	$(327,599.7)
Interest (income)/expense, net	(7,808.4)	2,788.8
Depreciation and amortization	1,779.2	5.6
Stock-based compensation	17,851.7	84,588.0
Change in fair value of derivative liabilities	-	225,916.0
Loss on extinguishment of debt	-	542.3
Segment EBITDA	$(19,904.1)	$(13,759.0)

NOTE 18 - SUBSEQUENT EVENTS

On April 15, 2025, the Company announced the launch of Separately Managed Accounts in partnership with Yorkville America Equities and Index Technologies Group.

On April 22, 2025, the Company announced an agreement to partner with Crypto.com and Yorkville America Digital to launch a series of exchange-traded funds and exchange-traded products.

On April 30, 2025, the Company reincorporated from Delaware to Florida after receiving shareholder approval to do so.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (this “Quarterly Report”) to “TMTG,” “we,” “us” or the “Company” refer to Trump Media & Technology Group Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. All amounts are in thousands, except per share data.  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “aim,” “plan,” “may,” “will,” “continue,” “should,” “seek” and variations and similar words and expressions identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 14, 2025 (the “Annual Report”), and other documents filed with the SEC, which describe additional factors that could adversely affect our business, financial condition, or results of operations. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We ended March 31, 2025 with $758,981.6 of cash, cash equivalents, and short-term investments, as well as $9,803.5 of debt (excluding lease liabilities) arising from the transaction with WorldConnect Technologies, LLC (“WCT”).

Truth Social

TMTG started from scratch intending to open up the Internet and give the American people their voices back. At the time, with no accountability, unknown censors were squelching social media posts that contradicted the consensus of the corporate media—which, as always, was dutifully acting as a robotic mouthpiece for left-wing disinformation. This had already been going on, through shadow bans and other less overt forms of online policing, for some time. But Big Tech eventually lost all restraint, ruthlessly banning dissidents’ accounts for expressing any thought that fell within a rapidly expanding set of unauthorized and unutterable viewpoints. The victims, of course, included the then-sitting President of the United States, Donald Trump.

TMTG thus developed and launched the Truth Social platform, restoring free speech to millions of Americans who had been suffocated by Big Tech. Anchored by Donald Trump’s restored social media account, Truth Social was stood up as we’d envisioned it—a free-speech haven where everyone, regardless of their political viewpoint, could speak their mind without some faceless tech bureaucrat judging the acceptability of their speech.

Truth Social was generally made available in the first quarter of 2022. TMTG prides itself on operating its platform, to the best of its ability, without relying on Big Tech companies. Partnering with mission-aligned technology firms, we fully launched Truth Social for iOS in April 2022. We debuted the Truth Social web application in May 2022, and the Truth Social Android App became available in the Samsung Galaxy and Google Play stores in October 2022. We introduced direct messaging to all versions of Truth Social in 2022, released a “Groups” feature for users in May 2023, and announced the general availability of Truth Social internationally in June 2023.  In March 2025, TMTG announced updates and enhancements to the “Groups” feature.  TMTG has also connected the Truth Social platform to its Truth+ streaming service, and added additional features including “for you” feed, a “discover” tab to find trending content, and a carousel to recommend other accounts.

To foster a flourishing digital public forum, TMTG seeks to prevent illegal and other prohibited content from contaminating its platform. In accordance with Truth Social’s terms of service, illegal and prohibited content includes, but is not limited to a) sexual content or language; b) content that includes sexual activity, sexual intercourse or any type of sexual act; c) any content that portrays or suggest explicit sexual acts or sexually suggestive positions or poses; d) sexually suggestive (explicit or vague) statements, texts or phrases; or e) content in which sexual acts are requested or offered, including pornography, prostitution, sugar babies, sex trafficking or sexual fetishes. Using human moderators and an artificial intelligence vendor known as HIVE, Truth Social has developed what TMTG believes is a robust, fair, and viewpoint-neutral moderation system and that our moderation practices are consistent with, and indeed help facilitate, TMTG’s objective of maintaining “a public, real-time platform where any user can create content, follow other users, and engage in an open and honest global conversation without fear of being censored or cancelled due to their political viewpoints.”

Truth+

Social media users were not the only casualties of the woke crackdown on free speech—dissident TV programming and news broadcasts were being suppressed by entertainment conglomerates and cable providers. Thus, after reopening the Internet to free speech, TMTG decided to create a TV streaming service to give Americans an alternative to woke Hollywood entertainment and biased news broadcasts, and to provide a safe home for content and newscasters that had been cancelled, were at risk of cancellation, or were being kept off the air for having the wrong perspectives.

On April 16, 2024, TMTG announced that, after nine months of testing on its Web and iOS platforms, the Company had completed the research and development phase of a new live TV streaming platform and expects to begin scaling up its own content delivery network (“CDN”) branded as Truth+.

We announced plans to roll out its streaming content in three phases:

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

Phase 3: Release Truth Social streaming apps for connected TVs.  As of October 23, 2024, TMTG had announced that Truth+ streaming had been released on Apple TV, Android TV, and Amazon Fire TV.  On March 19, 2025, TMTG announced the release of Truth+ streaming on Roku.

On April 9, 2025, TMTG announced that the Truth+ mobile and streaming TV applications had been made available in Canada and Mexico, as well as the United States.

Since the initial launch of Truth+, TMTG has steadily added both on-demand content and live 24-hour news streams. TMTG is actively assessing various means of monetizing the Truth+ platform, including through advertising and a subscription package with premium content.

Truth.Fi

Truth.Fi is TMTG’s newest brand, incorporating financial services and financial technology. By expanding into this realm, we aim to serve millions of investors in America and around the world who believe in the greatness of the American economy and want to invest in superior companies while avoiding the giant, woke investment funds and politically motivated debanking problems.

On January 29, 2025, TMTG announced a financial technology strategy, including the investment of up to $250 million to be custodied by Charles Schwab. In addition to traditional investment vehicles, these funds may be allocated to customized separately managed accounts (“SMAs”); customized exchange-traded funds and/or exchange-traded products (collectively, “ETFs”); and Bitcoin and similar cryptocurrencies or crypto-related securities.  On April 15, 2025, TMTG and its partners announced the launch of SMAs. On April 22, 2025, TMTG and its partners announced an agreement to launch a series of ETFs, which are expected to comprise digital assets as well as securities.

Company Growth Strategy

While continuing to develop, refine, and expand its existing products and services, TMTG is looking to further diversify into new sectors. A key part of its strategy is to form partnerships with great companies that align with TMTG’s mission, and to expand into new realms through mergers and acquisitions. We are strongly focusing on potential merger-and-acquisition opportunities with top-quality companies, and we hope to find “crown jewel” assets in the near future. TMTG envisions ultimately evolving into a larger holding company for numerous great products and services, compatible with America First principles, spanning multiple key sectors of the economy.

Consolidated Results of Operations

The following table sets forth our consolidated financial results for the periods presented and the dollar and percentage changes between those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

(in thousands)	For the three months March 31, 2025	For the three months March 31, 2024	Variance, $	Variance, %
Revenue	$821.2	$770.5	50.7	7%
Cost of revenue	336.7	93.4	243.3	260%
Research and development	12,564.9	33,158.6	(20,593.7)	(62%)
Sales and marketing	497.4	1,070.4	(573.0)	(54%)
General and administration	25,178.0	64,795.1	(39,617.1)	(61%)
Depreciation and amortization	1,779.2	5.6	1,773.6	31,671%

Total operating costs and expenses	40,356.2	99,123.1	(58,766.9)	(59%)
Loss from operations	(39,535.0)	(98,352.6)	58,817.6	(60%)
Other income/(expense):
Interest income	7,995.2	28.8	7,966.4	27,661%
Interest expense	(186.8)	(2,817.6)	2,630.8	(93%)
Change in fair value of derivative liabilities	-	(225,916.0)	225,916.0	(100%)
Loss on the extinguishment of debt	-	(542.3)	542.3	(100%)
Loss before income taxes	(31,726.6)	(327,599.7)	295,873.1	(90%)

Revenues

Revenues increased $50.7, or 7%, to $821.2 for the three months ended March 31, 2025 compared to revenue of $770.5 for the three months ended March 31, 2024. The increase was primarily attributable to an improvement in advertising economics between the relevant periods. Additionally, revenue has varied as we selectively test a nascent advertising initiative on our Truth Social platform.

Cost of revenue

Cost of revenue increased $243.3, or 260%, to $336.7 for the three months ended March 31, 2025 compared to $93.4 for the three months ended March 31, 2024. The increase was primarily due to content license and data center lease costs that support our burgeoning Truth+ platform.

Research and development expense

Research and development expense decreased $20,593.7, or 62%, to $12,564.9 for the three months ended March 31, 2025 compared to $33,158.6 for the three months ended March 31, 2024. The decrease was primarily driven by lower stock-based compensation expense of $7,561.0 in the first quarter of 2025 compared to $30,142.5 of stock-based compensation expense recorded in the first quarter of 2024. The 2024 charge related to the issuance of convertible notes to certain vendors engaged in the development of our live TV streaming platform, Truth+. The decrease in stock-based compensation expense was marginally offset by higher year-over-year consulting, software, and server costs related to the launch of Truth+.

Sales and marketing expense

Sales and marketing expense decreased $573.0, or 54%, to $497.4 for the three months ended March 31, 2025 compared to $1,070.4 for the three months ended March 31, 2024. The decrease was primarily driven by a $600.0 bonus paid to an entity owned by a former director of and consultant to Private TMTG during the first quarter of 2024. The decrease was marginally offset by an increase in the volume of marketing in the first quarter of 2025 compared to 2024.

General and administration expense

General and administration expense decreased $39,617.1, or 61%, to $25,178.0 for the three months ended March 31, 2025 compared to $64,795.1 for the three months ended March 31, 2024. The decrease was primarily due to lower  stock-based compensation awards of $10,290.7 during the first quarter of 2025, compared to $59,975.5 of cash and stock-based compensation awards to employees and vendors in connection with the merger transaction recorded in the first quarter of 2024.  These savings were partially offset by higher fees for legal and other professional services.

Depreciation and amortization

Depreciation and amortization expense increased $1,773.6, or 31,671%, to $1,779.2 for the three months ended March 31, 2025 compared to $5.6 for the three months ended March 31, 2024.  The increase in depreciation and amortization expense was due to the acquisition of software and hardware utilized to place our CDN into service as part of our launch of streaming video through Truth+.

Interest income

Interest income increased $7,966.4, or 27,661%, to $7,995.2 for the three months ended March 31, 2025 compared to $28.8 for the three months ended March 31, 2024. The increase was due to higher cash, cash equivalents, and short-term investment balances and interest earned for the full quarter in 2025 on cash holdings in a money market account and interest earned through repurchase agreements secured by U.S. treasury securities. Interest earned during the first quarter of 2024 only relates to the period from March 25, 2024 (the merger date) to quarter end as TMTG did not have investable cash prior to the merger date.

Interest expense

Interest expense decreased $2,630.8 or 93%, to $186.8 for the three months ended March 31, 2025 compared to $2,817.6 for the three months ended March 31, 2024. The decrease was primarily due to the conversion of Private TMTG Convertible Notes to common stock, thus no longer accruing or accreting interest as compared for the three months ended March 31, 2024. Interest expense for the three months ended March 31, 2025 is attributable to the accreted interest on the loan assumed as a result of the WCT acquisition.

Change in the fair value of derivative liabilities

The loss from the change in the fair value of the derivative liabilities of the Private TMTG Convertible Notes decreased $225,916.0, or 100%, to $0.0 for the three months ended March 31, 2025, compared to $225,916.0 for the three months ended March 31, 2024. All Private TMTG Convertible Notes were automatically converted into shares of our common stock immediately prior to Closing of the Merger, and pursuant to ASC 815, the derivative liabilities were revalued immediately prior to the conversion of the Private TMTG Convertible Notes on March 25, 2024, when our closing share price was $49.95 per share. The substantial increase in the value of our common stock when combined with the certainty of our execution of the Merger were primarily responsible for the increase in the change in fair value of the derivative liabilities. The increase in the fair value of the derivative liabilities was a non-cash expense and the issuance of Private TMTG common stock upon conversion of the Private TMTG Convertible Notes extinguished the derivative liabilities immediately prior to the Closing. Therefore, there was no derivative liability recorded as of March 31, 2025, and there will no longer be future earnings adjustments pertaining to the Private TMTG Convertible Notes derivative liabilities.

Income Tax Expense

TMTG did not record an income tax benefit for the three months ended March 31, 2025 and 2024 as no net credit was recognized due to the uncertainty of realizing future tax benefits emanating from the NOL carryforwards and other deferred tax assets. TMTG has established a full valuation allowance to offset its net deferred tax assets due to these uncertainties.

Liquidity and Capital Resources

Overview

Historically, as a private company, we financed operations primarily through cash proceeds from the issuance of Private TMTG Convertible Notes. During 2024, our capitalization was significantly enhanced through receipt of proceeds from the Business Combination, the conversion of warrants, and the issuance of common stock described in detail in the section below titled, “Standby Equity Purchase Agreement.”  As a result, we ended March 31, 2025 with $758,981.6 of cash, cash equivalents, and short-term investments and just $9,803.5 of debt (excluding lease liabilities).  Cash and cash equivalents consist of interest-bearing deposits held at financial institutions. Cash deposits are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) limitations. Short-term investments consist of repurchase agreements in which we loan our cash over 1 to 3 days to a seller in exchange for interest earned on debt securities collateralizing the loan.  The seller retains a beneficial interest in the securities serving as collateral.

Our primary short-term requirements for liquidity and capital are to fund general working capital and to invest in our strategic growth initiatives. We currently seek to (1) grow our initial product, Truth Social; (2) increase additional product offerings and services, including through further development of our streaming technology platform, Truth+; and (3) pursue strategic acquisitions and/or partnerships. We intend to fund these activities through a combination of deploying cash on hand, generating advertising, subscription, and fee-based revenues, issuing equity, issuing debt, and/or selling stock pursuant to that certain Standby Equity Purchase Agreement dated July 3, 2024.

We anticipate that the current cash and cash equivalents on hand will be sufficient to fund current operations for the at least the next 12 months; however, we cannot guarantee that we will not be required to obtain additional financing, or that additional financing, if needed, will be available on terms acceptable to us, or at all. In addition, although there are no other present binding understandings, commitments, or agreements with respect to any acquisition of other businesses, products, or technologies, we will, from time to time, evaluate acquisitions of other businesses, products, and technologies. If we are unable to raise additional equity or debt financing, as and when needed, we could be forced to forego such acquisitions or significantly curtail our operations.

Standby Equity Purchase Agreement

On July 3, 2024, we entered into the Standby Equity Purchase Agreement (the “SEPA”), pursuant to which we shall have the right, but not the obligation to sell up to $2,500,000.0 of our common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA.

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

No shares of common stock were sold pursuant to the terms of the SEPA during the three months ended March 31, 2025. As of March 31, 2025, we have sold a cumulative total of 20,330,365 shares of our common stock for prices between $14.31 and $36.98 per share, pursuant to the terms of the SEPA.  Proceeds of these equity sales under the terms of the SEPA were $449,874.6 (net of $513.5 of deferred offering costs).

Cash Flows

The following table shows our cash flows for the stated periods:

(in thousands)	For the three months ended March 31, 2025	For the three months ended March 31, 2024	Variance
Net cash used in operating activities	$(9,737.8)	$(9,316.0)	$(421.8)
Net cash used in investing activities	(6,310.1)	-	(6,310.1)
Net cash (used in)/provided by financing activities	$(8,060.8)	$280,472.5	$(288,533.3)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $9,737.8, $421.8 higher than $9,316.0 used in operating activities during the three months ended March 31, 2024. The modest increase in cash used in operating activities was primarily driven by higher fees for legal and other professional services, which were partially offset by higher interest income.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $6,310.1 compared to $0.0 used in investing activities during the three months ended March 31, 2024. The increase was primarily due to $6,306.9 of cash outflows to short-term investments.

Net Cash (Used in)/ Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 was $8,060.8 compared to $280,472.5 provided by financing activities for the three months ended March 31, 2024. The cash used in the first quarter of 2025 of $8,060.8 mainly comprise the repurchase of common stock of $8,250.2, offset by $189.4 of net proceeds from the exercise of warrants.   During the first quarter of 2024, the cash provided from financing activities comprised cash proceeds of $233,017.5 from the merger and $47,455.0 from the issuance of convertible notes.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements as discussed in our Annual Report.

Critical Accounting Policies and Significant Management Estimates

We prepare our financial statements in accordance with GAAP. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management team. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discussed in our Annual Report. We review our critical accounting policies and estimates with the audit committee of our board of directors on an annual basis.

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report. There has been no significant change in our exposure to market risk during the quarter ended March 31, 2025.

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

Under the supervision and with the participation of TMTG’s management, including its Certifying Officers, TMTG carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation as of March 31, 2025, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of that date, due to the material weakness in our internal controls over financial reporting, including our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

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

See NOTE 16 - COMMITMENTS AND CONTINGENCIES

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

3.1
Articles of Incorporation of Incorporation of Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 30, 2025)

3.2	Bylaws of Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 30, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File.

* Filed or furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Date: May 9, 2025	By:	/s/ Devin Nunes
	Name:	Devin Nunes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Phillip Juhan
	Name:	Phillip Juhan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)