Form 10-Q
period 2025-06-30
Trump Media & Technology Group Corp.
filed 2025-08-01
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	DJT	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	DJT	New York Stock Exchange Texas
Warrants, each exercisable for one share of Common Stock for $11.50 per share	DJTW	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock for $11.50 per share	DJTW	New York Stock Exchange Texas

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

As of July 31, 2025, there were 277,067,396 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets as of June 30, 2025 and December 31, 2024 and Statements of Operations, Stockholders’ (Deficit)/Equity and Cash Flows for the three and six months ending June 30, 2025 and June 30, 2024

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	June 30, 2025 (Unaudited) (1)	December 31, 2024 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$1,343,901.7	$170,236.1
Restricted cash	1,000,000.0	-
Short-term investments	619,298.4	606,547.3
Trading securities	122,366.4	-
Prepaid expenses and other current assets	10,847.3	7,457.3
Accounts receivable, net	317.3	17.4
Total current assets	3,096,731.1	784,258.1

Property and equipment, net	4,053.0	4,366.0
Goodwill	120,884.2	120,884.2
Intangible assets, net	22,619.1	25,363.1
Right-of-use assets, net	2,968.3	3,416.1
Total assets	3,247,255.7	938,287.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	17,243.5	10,167.5
Related party payables	262.0	262.0
Unearned revenue	-	1,010.7
Current portion of long-term debt	4,968.0	4,780.5
Current portion of operating lease liability	880.6	1,080.8
Total current liabilities	23,354.1	17,301.5

Convertible notes	934,300.7	-
Long-term operating lease liability	2,136.3	2,559.7
Long-term debt - other	5,026.0	4,836.2
Deferred tax liability	310.3	-
Total liabilities	965,127.4	24,697.4
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred Stock $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Common Stock $0.0001 par value – 999,000,000 shares authorized, 277,310,193 and 220,657,014 shares issued and outstanding at June 30, 2025 and December 31, 2024	27.8	22.1
Paid in capital	5,289,923.6	3,861,662.4
Treasury stock, at cost (424,483 and 128,138 shares)	(11,158.9)	(2,908.7)
Accumulated deficit	(2,996,894.6)	(2,945,185.7)
Total stockholders’ equity	2,281,897.9	913,590.1
Noncontrolling interest	230.4	-
Total equity	2,282,128.3	913,590.1
Total liabilities and equity	$3,247,255.7	$938,287.5

(1)
Under certain provisions of Accounting Standards Codification (“ASC”) 810, Consolidations, (“ASC 810”) we are required to separately disclose on our condensed consolidated balance sheets the assets of the consolidated variable interest entity (“VIE”) that are owned by the consolidated VIE and liabilities of the consolidated VIE as to which there is no recourse against us.

As of June 30, 2025, the total assets include $2,303.8 related to the consolidated VIE of which $2,303.8 is included in cash and cash equivalents.  Total liabilities included related to the consolidated VIE were $0.0.  As of December 31, 2024, we did not have a variable interest in the VIE, as a result no assets and liabilities of the VIE are included in our condensed consolidated balance sheet. There is no recourse against us for the liabilities of the consolidated VIE.

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands except share and per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$883.3	$836.9	$1,704.5	$1,607.4
Operating costs and expenses(1)
Cost of revenue	342.9	36.2	679.6	129.6
Research and development	13,041.0	4,861.6	25,605.9	38,020.2
Sales and marketing	556.0	1,175.3	1,053.4	2,245.7
General and administration	28,617.9	13,418.6	53,795.9	78,213.7
Depreciation and amortization	1,833.5	3.7	3,612.7	9.3
Total operating costs and expenses	44,391.3	19,495.4	84,747.5	118,618.5
Loss from operations	(43,508.0)	(18,658.5)	(83,043.0)	(117,011.1)
Interest income	16,836.5	2,132.7	24,831.7	2,161.5
Interest expense	(4,105.1)	157.8	(4,291.9)	(2,659.8)
Investment income	11,085.0	-	11,085.0	-
Change in fair value of derivative liabilities	-	-	-	(225,916.0)
Loss on the conversion of convertible debt	-	-	-	(542.3)
Loss from operations before income taxes	(19,691.6)	(16,368.0)	(51,418.2)	(343,967.7)
Income tax expense	(310.3)	-	(310.3)	-
Net loss	(20,001.9)	(16,368.0)	(51,728.5)	(343,967.7)
Less net loss attributable to noncontrolling interest	19.6	-	19.6	-
Net loss available to common stockholders	$(19,982.3)	$(16,368.0)	$(51,708.9)	$(343,967.7)

Loss per share attributable to common stockholders:
Basic	$(0.08)	$(0.10)	$(0.22)	$(2.67)
Diluted*	$(0.08)	$(0.10)	$(0.22)	$(2.67)
Weighted Average Shares used to compute net loss per share attributable to common stockholders:
Basic	240,512,552	166,726,512	230,597,689	128,735,253
Diluted	240,512,552	166,726,512	230,597,689	128,735,253

(1) Operating costs and expenses include stock-based compensation expense as follows:
Research and development	$8,048.2	$-	$15,609.1	$30,142.5
General and administration	9,696.4	-	19,987.2	54,445.5
Total stock-based compensation expense	$17,744.6	$-	$35,596.3	$84,588.0

*Loss per share attributable to common stockholders for diluted calculation is based on the basic weighted shares as these are not dilutive. The basic and diluted loss per share attributable to common stockholders are therefore the same.

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Stockholders’ (Deficit)/Equity
(Unaudited)

(in thousands, except share data)	Common Stock Number of Shares	Par Value $0.0001	Treasury Stock Number of Shares	Treasury Stock	Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)/ Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2023	87,500,000	$8.8	-	$-	$-	$(66,770.7)	$(66,761.9)	$-	$(66,761.9)
Fair value of TMTG earnout shares	-	-	-	-	2,477,550.2	(2,477,550.2)	-	-	-
Conversion of convertible notes upon reverse capitalization	6,014,534	0.6	-	-	300,425.4	-	300,426.0	-	300,426.0
Stock based compensation	1,840,000	0.2	-	-	84,587.8	-	84,588.0	-	84,588.0
Issuance of common stock upon reverse capitalization	41,346,049	4.1	-	-	219,617.5	-	219,621.6	-	219,621.6
Net loss	-	-	-	-	-	(327,599.7)	(327,599.7)	-	(327,599.7)
Balance as of March 31, 2024	136,700,583	13.7	-	-	3,082,180.9	(2,871,920.6)	210,274.0	-	210,274.0
Exercise of warrants	8,526,792	0.9	-	-	97,761.4	-	97,762.3	-	97,762.3
Issuance of earnout shares	40,000,000	4.0	-	-	(4.0)	-	-	-	-
Conversion of convertible notes into common stock	6,250,000	0.6	-	-	49,999.4	-	50,000.0	-	50,000.0
Net loss	-	-	-	-	-	(16,368.0)	(16,368.0)	-	(16,368.0)
Balance as of June 30, 2024	191,477,375	$19.2	-	$-	$3,229,937.7	$(2,888,288.6)	$341,668.3	$-	$341,668.3

Balance as of December 31, 2024	220,785,152	$22.1	(128,138)	$(2,908.7)	$3,861,662.4	$(2,945,185.7)	$913,590.1	-	$913,590.1
Exercise of Warrants	19,292	-	-	-	221.5	-	221.5	-	221.5
Stock based compensation	-	-	-	-	17,851.7	-	17,851.7	-	17,851.7
Treasury stock	-	-	(296,345)	(8,250.2)	-	-	(8,250.2)	-	(8,250.2)
Vesting of restricted stock units	243,411	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(31,726.6)	(31,726.6)	-	(31,726.6)
Balance as of March 31, 2025	221,047,855	22.1	(424,483)	(11,158.9)	3,879,735.6	(2,976,912.3)	891,686.5	-	891,686.5
Exercise of warrants	3,659	-	-	-	42.1	-	42.1	-	42.1
Stock based compensation	-	-	-	-	17,744.6	-	17,744.6	-	17,744.6
Common stock issued in PIPE	55,857,181	5.6	-	-	1,392,401.4	-	1,392,407.0	-	1,392,407.0
Vesting of restricted stock units	825,981	0.1	-	-	(0.1)	-	-	-	-
Non-controlling interest contribution	-	-	-	-	-	-	-	250.0	250.0
Net loss	-	-	-	-	-	(19,982.3)	(19,982.3)	(19.6)	(20,001.9)
Balance as of June 30, 2025	277,734,676	$27.8	(424,483)	$(11,158.9)	$5,289,923.6	$(2,996,894.6)	$2,281,897.9	$230.4	$2,282,128.3

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net loss	$(51,728.5)	$(343,967.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on debt	4,291.9	2,659.8
Change in fair value of derivative liability	-	225,916.0
Depreciation and amortization	3,612.7	9.3
Loss on extinguishment of debt	-	542.3
Stock based compensation	35,596.3	84,588.0
Net unrealized gains on investments	(3,506.9)	-
Operating lease amortization	447.8	89.0
Deferred taxes	310.3
Change in operating assets and liabilities
Prepaid expenses and other current assets	(1,490.5)	(5,269.1)
Accounts receivable	(299.9)	63.4
Unearned revenue	(1,010.7)	(1,488.5)
Operating lease liabilities	(436.7)	(96.9)
Accounts payable and accrued expenses	6,779.5	6,200.1
Net cash used in operating activities	(7,434.7)	(30,754.3)

Cash flows used in investing activities
Purchases of property and equipment	(555.7)	(2,141.9)
Purchases of short-term investments	(12,751.1)	-
Purchases of trading securities	(118,768.1)
Sale of trading securities	18.3
Net cash used in investing activities	(132,056.6)	(2,141.9)

Cash flows provided by financing activities
Proceeds of convertible notes	960,000.0	47,455.0
Proceeds from merger	-	233,017.5
Proceeds from PIPE	1,395,318.3	-
Payments of debt and equity offering costs	(34,399.3)
Repurchase of common stock	(8,250.2)	-
Proceeds from the exercise of warrants, net	238.1	93,805.4
Contribution for non-controlling interest	250.0	-
Net cash provided by financing activities	2,313,156.9	374,277.9

Net change in cash, cash equivalents, and restricted cash	2,173,665.6	341,381.7
Cash, cash equivalents, and restricted cash, beginning of period	170,236.1	2,572.7
Cash, cash equivalents, and restricted cash, end of period	$2,343,901.7	$343,954.4

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	1,343,901.7	343,954.4
Restricted cash	1,000,000.0	-
Total cash, cash equivalents, and restricted cash, end of period	$2,343,901.7	$343,954.4

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$895.7	$1,897.7

Noncash investing and financing activities
Shares issued for conversion of convertible notes	$-	$350,426.0
Operating lease assets obtained in exchange for operating lease obligations	$-	$542.3
Debt and equity offering costs	$41,328.4	$-

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

(Amounts in thousands, except share and per share data)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements include the historical accounts of TMTG Sub Inc. f/k/a Trump Media & Technology Group Corp. (“Private TMTG” or “Predecessor TMTG” or, prior to the closing on March 25, 2024, “TMTG”), which changed its name from Trump Media Group Corp. in October 2021. The mission of TMTG is to end Big Tech’s assault on free speech by opening up the Internet and giving people their voices back. TMTG operates Truth Social, a social media platform established as a safe harbor for free expression amid increasingly harsh censorship by Big Tech corporations, as well as Truth+, a streaming platform focusing on family friendly live TV channels and on-demand content.  TMTG is also launchingTruth.Fi, a financial services and FinTech brand incorporating America First investment vehicles, and a digital asset strategy--including a Bitcoin treasury--to help ensure the Company’s financial freedom and protect against discrimination by financial institutions.

Merger

On March 25, 2024, TMTG consummated the transactions contemplated by the Merger Agreement dated October 20, 2021, between Digital World Acquisition Corp. (the “Company,” “Digital World” or “DWAC” or, following the closing on March 25, 2024, “TMTG” or “New Digital World”), DWAC Merger Sub, Private TMTG, ARC Global Investments II (“ARC”), LLC and TMTG’s Chief Legal Officer, as amended on May 11, 2022, August 9, 2023 and September 29, 2023. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, upon the Closing, DWAC Merger Sub merged with and into TMTG, with TMTG surviving as a wholly owned subsidiary of Digital World. TMTG’s stockholders received 87,500,000 shares of Digital World Class A common stock (excluding 40,000,000 Earnout Shares), subject to certain adjustments and earnout provisions, in exchange for TMTG common stock. This was, in substance, a continuation of the TMTG shareholders’ equity interests in the TMTG business, plus up to an additional 7,854,534 shares of New Digital World common stock to be issued upon conversion of outstanding TMTG Convertible Notes immediately prior to the Closing.

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

While Digital World was the legal acquirer in the Business Combination, because Predecessor TMTG was deemed the accounting acquirer, the historical financial statements of Predecessor TMTG became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements reflect (i) the historical operating results of Predecessor TMTG prior to the Business Combination; (ii) the combined results of Digital World and Predecessor TMTG following the closing of the Business Combination; (iii) the assets and liabilities of Predecessor TMTG at their historical cost; and (iv) the Company’s equity structure for all periods presented.  In connection with the consummation of the Business Combination, Digital World was renamed “Trump Media & Technology Group Corp.” and our wholly owned subsidiary TMTG was renamed “TMTG Sub Inc.”

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the fair value of assets acquired and liabilities assumed in business acquisitions, the assessment of recoverability of our goodwill and long-lived assets, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates and assumptions reflected in the unaudited condensed consolidated financial statements relate to and include, but are not limited to, fair value of intangible assets acquired in business acquisitions, recoverability of goodwill and intangibles, fair value of short-term investments and trading securities, the fair value of our option liabilities, useful lives of intangibles and depreciable assets, and stock-based compensation.

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and a VIE in which we are deemed the primary beneficiary, have been prepared in accordance with U.S. GAAP. All intercompany transactions and balances have been eliminated.

Variable Interest Entity

GAAP requires the assessment of whether an entity is a VIE and, if so, if we are the primary beneficiary at the inception of the entity or at a reconsideration event. Additionally, GAAP requires the consolidation of VIEs in which a company has a controlling financial interest.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

On April 2, 2025, we provided initial operational funding to Yorkville America, LLC, (“Yorkville America”), through a services agreement and licensing agreement. Yorkville America, through its subsidiaries serves as the Registered Investment Advisor for investment vehicles and financial products which focus on investments in American growth, manufacturing, energy companies, and digital assets, as well as investments that strengthen the Patriot Economy. Pursuant to the terms of the services agreement, we will provide a majority of the operational funding for Yorkville America, in exchange for a majority of their net profit. Additionally, through a licensing agreement, Yorkville America may utilize Truth.Fi intellectual property to market their investment vehicles and financial products.  Substantially all of the business activity of Yorkville America is conducted on behalf of TMTG. We determined this represented a variable interest in Yorkville America. We do not maintain any equity ownership in Yorkville America.

We determined that TMTG has the power to direct the activities that most significantly impact Yorkville America’s economic performance through our disproportionate economic rights and obligations, and that substantially all of Yorkville America’s activities are conducted on behalf of TMTG. Through meeting the criterion of a controlling financial interest, we determined that TMTG is the primary beneficiary of Yorkville America. As the primary beneficiary of Yorkville America, we consolidate in our financial statements the balance sheets, results of operations, and cash flows of Yorkville America, and all intercompany balances and transactions between us and Yorkville America are eliminated in the condensed consolidated financial statements.  Yorkville America did not have any material assets or liabilities upon initial consolidation. We report a non-controlling interest representing the economic interest held by other parties in Yorkville America.

We have not provided any guarantees related to Yorkville America and no creditors of Yorkville America have recourse to the general credit of TMTG.

As of June 30, 2025, we held a variable interest in two VIEs for which we are not the primary beneficiary. Yorkville America sponsors certain investment products, including exchange-traded funds, for which it earns a Sponsor Fee in exchange for providing management and advisory services. The Sponsor Fees represent the primary economic interest in the VIEs. TMTG nor any of our consolidated entities hold equity investments or other financial interest in the VIEs as of June 30, 2025. As a result, Yorkville America controls the power to direct the activities most significant to these VIEs performance, although the obligation to absorb losses and the right to receive benefits from the VIE is held by the shareholders of the sponsored investment products. The Sponsor Fees do not represent a variable interest that could potentially be significant to the economic performance of the VIEs.

Our maximum exposure to loss as a result of our involvement with the unconsolidated VIEs is limited only to our loss of future Sponsor Fees and uncollected fee receivables in this VIE, which was $0 as of June 30, 2025 and December 31, 2024.  We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. The sponsored investment products of the unconsolidated VIEs did not have any assets or liabilities as of June 30, 2025 and December 31, 2024.

Restricted cash

Restricted cash consists of cash equivalents held as collateral with the Collateral Agent to our Notes (Note 8).

Unearned revenue

Unearned revenue primarily consisted of billings or payments received from customers in advance of revenue recognized for the services provided to our customers or annual licenses and was recognized as services were performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Unearned revenue of $246.7 and $1,010.7 was recognized as revenue for the three and six months ended June 30, 2025, respectively, which was included in the unearned revenue balance as of December 31, 2024. As of June 30, 2025, we have fulfilled all services pursuant to previously unearned revenue and recognized all related revenue.

Investments

Investments in equity securities are classified by individual security as available-for-sale or trading securities.  Our trading securities consist primarily of equity exchange traded funds that invest in digital assets. We had trading securities of $122,366.4 at June 30, 2025 and $0.0 at December 31, 2024, respectively, that are carried on our balance sheet at fair value. Unrealized gains and losses associated with trading securities are reflected in the condensed consolidated statement of operations.

We did not have any investments classified as available-for-sale as of June 30, 2025.

Options

From time to time, we may write covered put and call options on digital asset related securities, as part of our digital asset treasury strategy to generate premium income and purchase digital assets and related securities at lower effective prices.  These options are covered by cash collateral to cover potential purchases. In exchange for this commitment, we receive premiums immediately paid in cash. The difference between the premium and the amount paid while affecting a closing purchase transaction, including brokerage commission, is also treated as a realized investment gain or loss.  This premium acts as income, increasing our investment yield.  If the option expires worthless, we keep the full premium as profit with no obligation to purchase. If a put option is exercised, we buy the security at the strike price using the cash collateral, and the premium received reduces the effective cost basis, allowing us to acquire the securities at a discount compared to direct market purchases.  If a call option is exercised, we sell the security at the strike price using our existing holdings of the security, and the premium received reduces any loss or increases any gain we may incur.

The writer of an option bears the market risk of an unfavorable change in the price of the security underlying the written option. The aggregate fair value of unexpired options written are included in accounts payable and accrued expenses in the condensed consolidated balance sheets. Cash held as collateral for written options is classified as restricted cash on the condensed consolidated balance sheet. Securities held as collateral for outstanding call options are presented within trading securities on the condensed consolidated balance sheet.  As of June 30, 2025, we did not have any outstanding put options restricting use of our cash balance.

Concentrations of risks

Our financial instruments are exposed to concentrations of credit risk consisting primarily of cash and cash equivalents and short-term investments.  Although we deposit cash and cash equivalents with multiple banks, these deposits may exceed the amount of insurance provided on such deposits.  These deposits may generally be redeemed upon demand and in our opinion bear minimal risk.

One advertising platform accounted for 91% and 93% of our total revenue for the six months ended June 30, 2025 and 2024, respectively.

In order to reduce the risk of downtime of the media offerings we provide, we have established data centers in various geographic regions.  We have internal procedures to restore products in the event of a service disruption or disaster at any of our data center facilities.  We serve our customers and users from data center facilities operated either by us or third parties.  Even with these procedures for disaster recovery in place, the availability of our products could be significantly interrupted during the implementation of restoration procedures.

Recently issued accounting standards

In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”).  ASU 2023-08 requires digital assets to be measured at fair value as of the end of each reporting period in the balance sheet, with gains and losses from changes in fair value of the digital assets recognized in net income for each reporting period.  We determine the fair value of bitcoin in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on its principal market.  This update also requires certain interim and annual disclosures for digital assets within the scope of the standard.  This ASU is effective for fiscal years beginning after December 15, 2024.  This adoption of this standard will have a prospective material impact on the presentation of our condensed consolidated financial statements, due to our addition of digital assets to our balance sheet subsequent to June 30, 2025.

In December 2023, the FASB issued ASU, 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a material impact on our unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 is effective prospectively to financial statements issued for reporting period after the effective date or retrospectively to any or all prior periods presented in the financial statements, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted. Adoption of this guidance will result in additional disclosures, but we do not expect the adoption of ASU 2024-03 will impact our consolidated financial position, results of operations or cash flows.

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

NOTE 4 - FAIR VALUE MEASUREMENT

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

Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.

Level 3. Significant unobservable inputs which are supported by little or no market activity.

	As of June 30, 2025
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds(1)	$2,092,847.9	$-	$-
Repurchase agreements	619,298.4	-	-
Trading securities	122,366.4	-	-
Total assets measured at fair value	$2,834,512.7	$-	$-

Liabilities
Options premium liability(2)	$1,639.2	$-	$-
Convertible notes	-	-	1,124,246.6
Total liabilities measured at fair value	$1,639.2	$-	$1,124,246.6

	As of December 31, 2024
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds(1)	$160,084.0	$-	$-
Repurchase agreements	606,547.3	-	-
Total assets measured at fair value	$712,631.3	$-	$-

(1)  Money market funds are reflected in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets.
(2)  Options premium liability is reflected in accounts payable and accrued expenses in the condensed consolidated balance sheets.

The fair value of our money market funds, repurchase agreements, trading securities, and option premium liability are classified within Level 1, because we use quoted market prices to determine their fair value. Options and exchange traded funds are valued based on the last trade price on the primary exchange on which they are traded. We have not experienced any material losses related to these securities.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes changes in our goodwill balance:

Balance at December 31, 2024	$120,884.2
Goodwill related to acquisitions	-
Balance at June 30, 2025	$120,884.2

Finite-lived intangible assets, net are summarized as follows:
	June 30, 2025

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(4,426.4)	$20,073.6
Exclusivity rights	3,100.0	(554.5)	2,545.5
Intangible assets, net	$27,600.0	$(4,980.9)	$22,619.1

Amortization expense was $1,379.6 and $0.0 for the three months ended June 30, 2025 and 2024, respectively, and $2,744.0 and $0.0 for the six months ended June 30, 2025 and 2024, respectively.  As of June 30, 2025, the weighted-average remaining amortization period for amortizable intangible assets was 4.10 years.

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(1,991.2)	$22,508.8
Exclusivity rights	3,100.0	(245.7)	2,854.3
Intangible assets, net	$27,600.0	$(2,236.9)	$25,363.1

Based on the balance of finite-lived intangible assets at June 30, 2025, expected future amortization expense is as follows:

Year Ending December 31:
2025	$2,789.5
2026	5,529.9
2027	5,533.5
2028	5,548.7
2029	3,217.5
$22,619.1

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	June 30, 2025	December 31, 2024
Property and equipment
Furniture and equipment	$34.5	$34.5
Computer equipment	5,710.3	5,154.6
Accumulated depreciation	(1,691.8)	(823.1)
Property and equipment, net	$4,053.0	$4,366.0

Total depreciation expense was $453.9 and $3.7 for the three months ended June 30, 2025 and 2024, respectively, and was $868.7 and $9.3 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:
	June 30, 2025	December 31, 2024
Accounts payable	$5,179.3	$1,483.3
Other accrued expenses	10,116.8	7,443.4
Options premium liability	1,639.2	-
Income tax payable	-	732.6
Franchise tax payable	308.2	508.2
Accounts payable and accrued expenses	$17,243.5	$10,167.5

NOTE 8 – LONG-TERM DEBT

Convertible Notes

On May 29, 2025, we entered into an Indenture, providing $1,000,000.0 in 0.00% convertible senior secured notes due on May 29, 2028 (the “Notes”), unless earlier repurchased or converted. The Notes carry a 4.00% original issuance discount. Each Note holder has the right at its option, to require us to repurchase its Notes for cash on November 30, 2026, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, subject to the terms and conditions in the Indenture.

Each holder of the Notes may at their option convert such holder’s Notes into shares of our common stock at a conversion rate of 28.8 shares per $1.0 of Notes. We retain the right to force conversion if, at any time after November 29, 2025, the last reported sale price of our common stock exceeds 130% of the conversion rate for any 20 consecutive trading days during a 30-day trading period. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Within 45 days of closing, we were required to have a Loan-to-Collateral Ratio of less than or equal to 1.0 to 1.0, with the Loan-to-Collateral Ratio calculated as the aggregate outstanding principal balance of all Notes divided by the sum of (i) the aggregate market value of Bitcoin collateral multiplied by 0.5263157895, plus (ii) the aggregate value of all of cash and cash equivalents collateral. Required collateral of $1,000,000.0 was delivered to the Collateral Agent subsequent to June 30, 2025, and within 45 days of closing. We recorded the $1,000,000.0 earmarked for delivery to the Collateral Agent as restricted cash in our condensed consolidated balance sheet. We may utilize the restricted cash to purchase Bitcoin to serve as collateral in order to meet our Loan-to-Collateral Ratio.

Portions of the collateral will be released when the outstanding aggregate principal balance of all Notes is at $500,000.0 or less, and an additional portion will be released when the outstanding aggregate principal of all Notes is $250,000.0 or less. Collateral will be automatically released upon payment in full of the principal, together with accrued and unpaid interest on the Notes. We are also subject to other customary covenants under the terms of the Indenture.

For the three and six months ended June 30, 2025, we accreted $3,914.7 of interest expense on the Notes.  The effective interest rate of the Notes is 4.80% per annum. The estimated fair value of the Notes as of June 30, 2025 was $1,124,246.6, and is based on unobservable inputs in which there is little or no market data and therefore is classified as a Level 3 fair value measurement.

Term Loan

We assumed a loan from our business combination with WorldConnect Technologies, LLC.  As of June 30, 2025, and December 31, 2024, the term loan had a carrying amount of $9,994.0 and $9,616.7, respectively, with $4,968.0 and $4,780.5 of the term loan due within 12 months of June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2025, we accreted interest expense of $190.5 and $377.3 related to the term loan.

The term loan carries an effective interest rate of 7.72% per annum and requires future payments of $5,000.0 in both August 2025 and August 2026, and $500.0 in August 2027.

Future minimum payments of the long-term debt as of June 30, 2025 is as follows:

Year Ending December 31:
2025 (remainder of)	$5,000.0
2026	1,005,000.0
2027	500.0
Total future minimum payments	1,010,500.0
Less: unamortized original issue discount and debt issuance costs	(66,205.3)
944,294.7
Less: current	(4,968.0)
$939,326.7

NOTE 9 – LEASES

During the six months ended June 30, 2025, the Company did not enter into additional leases with terms longer than 1 year.  We elected not to recognize ROU assets and lease liabilities arising from short-term leases with initial terms of twelve months or less (deemed immaterial) on the condensed consolidated balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate.  The weighted average incremental borrowing rate applied was 7.86%.  As of June 30, 2025, our leases had a remaining weighted average term of 3.17 years.

Operating leases are included in the consolidated balance sheets as follows:

	Classification	June 30, 2025	December 31, 2024
Lease assets
Operating lease cost ROU assets, net	Assets	$2,968.3	$3,416.1
Total lease assets		$2,968.3	$3,416.1

Lease liabilities
Operating lease liabilities, current	Current liabilities	$880.6	$1,080.8
Operating lease liabilities, non-current	Liabilities	2,136.3	2,559.7
Total lease liabilities		$3,016.9	$3,640.5

The components of lease costs, which are included in loss from operations in our consolidated statements of operations were as follows:

	Three months ended

	June 30, 2025	June 30, 2024
Lease costs
Operating lease costs	$302.5	$66.2
Variable lease costs	41.5	21.6
Short-term lease costs	8.5	22.1
Total lease costs	$352.5	$109.9

	Six months ended

	June 30, 2025	June 30, 2024
Lease costs
Operating lease costs	$577.4	$111.6
Variable lease costs	67.7	56.1
Short-term lease costs	17.0	25.7
Total lease costs	$662.1	$193.4

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the year ended June 30, 2025, are as follows:

2025	$569.4
2026	1,009.6
2027	1,005.1
2028	770.9
2029	87.9
Total future minimum lease payments	3,442.9
Amount representing interest	(426.0)
Present value of net future minimum lease payments	$3,016.9

NOTE 10 - INCOME TAXES

The estimated annual effective tax rate applied to the six months ended June 30, 2025, is 0.8% which differs from the US federal statutory rate of 21% principally due to the projection of U.S. net operating loss for the fiscal 2025 with full application of a valuation allowance and the change in the net deferred tax liability remaining after application of the valuation allowance (“naked credit” or “hanging credit”).  As of June 30, 2025, we had US Federal and state net operating loss carryforwards (“NOLs”) with a tax benefit of $39,582.1. NOLs are available for use indefinitely.

NOTE 11 – RELATED PARTY TRANSACTIONS

Administrative Services Arrangement

An affiliate of the Digital World Sponsor ARC agreed, to make available to the Digital World certain general and administrative services, including office space, utilities and administrative services, as Digital World required from time to time. The agreement with the Sponsor was terminated on April 5, 2023, and $221.0 was unpaid as of June 30, 2025.

Advances

During 2022, the Digital World Sponsor paid, on behalf of Digital World, $470.8 to a vendor for costs incurred by Digital World and $41.0 directly to Digital World. As of June 30, 2025, our obligation to the Sponsor for such payments was outstanding in the amount of $41.0.

Placement Agent Fee

We paid a placement agent fee to Yorkville Securities, LLC (“Yorkville Securities”), an entity under common ownership with our consolidated VIE, Yorkville America, in the amount of $71,899.4 for acting as the Placement Agent to our Equity PIPE Subscription Agreement and Convertible Senior Secured Notes Subscription Agreement which closed on May 29, 2025.  Of the consideration paid, $41,328.4 was netted against proceeds due from Yorkville Securities for the purchase of shares of our common stock and $30,571.0 was paid in cash.  As of June 30, 2025, we did not have any amount payable due to Yorkville Securities.

In connection with the Equity PIPE Subscription Agreement, Yorkville Advisors Global LP, an affiliate of Yorkville America, purchased shares of our common stock for aggregate proceeds equal to $208,671.6.

NOTE 12 – LOSS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of stock outstanding during the period.   We computed diluted earnings per share of common stock based on the weighted average number of shares of stock outstanding plus potentially dilutive shares of stock outstanding during the period.  Potentially dilutive shares of stock from employee incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs, convertible notes and warrants.  There were no dilutive potential common shares for the periods ended June 30, 2025 and 2024 because we incurred a net loss and the potential dilutive shares are anti-dilutive.

Total common stock equivalents excluded from dilutive earnings/loss per share are as follows:

	June 30, 2025	June 30, 2024
Convertible notes	28,799,996	-
Warrants	11,022,594	12,964,436
RSUs	2,036,893	-
Total common stock equivalents excluded from dilutive income/loss per share	41,859,483	12,964,436

NOTE 13 – STOCKHOLDERS’ EQUITY

On May 29, 2025, we executed subscription agreements (the “Equity PIPE Subscription Agreements”) with accredited investors (the “Equity PIPE Subscribers”) pursuant to which we sold an aggregate of 55,857,181 shares of our common stock, par value $0.0001 per share, for gross proceeds of $1,395,318.3 in a private placement (the “PIPE Financing”).  The PIPE Financing was issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds from the PIPE Financing are intended to be used to purchase bitcoin, bitcoin related securities, and for working capital and general corporate purposes.

We paid a placement agent fee and offering costs, in the amount of $75,727.6 for our Equity PIPE Subscription Agreement and Convertible Senior Secured Notes Subscription Agreement. Of the consideration paid, $41,328.4 was netted against proceeds due for the purchase of shares of our common stock and $34,399.2 was paid in cash.

On June 23, 2025, our Board of Directors authorized the repurchase of up to $400,000.0 of our common stock (the “Share Repurchase Program”). We may repurchase share or warrants from time to time on the open market, including in block trades, in accordance with applicable federal securities rules and regulations. The Share Repurchase Program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice.  The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements, and will be funded by available cash and cash equivalents. As of June 30, 2025, no shares have been repurchased.

The following table summarizes warrant activity:
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	11,045,545	$11.50	4.31	-
Granted	-	-	-	-
Exercised	(22,951)	11.50	-	-
Expired or cancelled	-	-	-	-
Outstanding at June 30, 2025	11,022,594	$11.50	3.82	$72,087,765
Exercisable at June 30, 2025	11,022,594	$11.50	3.82	$72,087,765

NOTE 14 – STOCK BASED COMPENSATION

2024 Equity Incentive Plan

At our Annual Meeting of Stockholders on April 30, 2025, our stockholders approved our amended and restated 2024 Equity Incentive Plan to automatically increase the  then available share pool each January 1 commencing in 2026 through 2034 by an amount equal to 5% of the total number of shares of common stock outstanding as of the prior December 31, each year.  The name of the 2024 Plan has been updated to the Trump Media & Technology Group Corp. 2024 Equity Incentive Plan and the applicable governing law has been updated to the laws of the State of Florida.

The following table summarizes stock award activity:
	Number of Shares of Common Stock	Weighted Average Grant-Date Fair Value	Aggregate Fair Value
Outstanding at January 1, 2025	1,821,015	$33.94	-
Granted: RSUs	1,330,676	31.53	-
Vested	(1,069,392)	32.51	-
Forfeited	(45,406)	30.04	-
Outstanding at June 30, 2025	2,036,893	$33.20	$36,745,550

The aggregate fair value of awards that vested in the three and six months ended June 30, 2025 was $19,560.6 and $25,359.9, respectively, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested includes shares of common stock that we withheld from employees to satisfy the minimum statutory tax withholding requirements.

As of June 30, 2025, unrecognized compensation expense related to non-vested equity grants was $66,265.0 with an expected remaining weighted-average recognition period of approximately 1.78 years.

NOTE 15 – INVESTMENT INCOME

Investment income consists of the following:

	Three months ended June 30, 2025	Six months ended June 30, 2025
Option premium income	$7,578.2	$7,578.2
Realized gain on sale of trading securities	0.5	0.5
Unrealized gain on trading securities	3,616.0	3,616.0
Change in fair value of premium liability	(109.7)	(109.7)
	$11,085.0	$11,085.0

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

On October 8, 2024, UAV voluntarily dismissed Mr. Orlando with prejudice. On May 15, 2025, the Court held a hearing on the remaining defendants’ motion to dismiss on the Third Amended Complaint and an additional motion to dismiss or stay on the basis of temporary presidential immunity.

Litigation with ARC, Patrick Orlando, UAV, Andrew Litinsky, and Wesley Moss in Florida

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

On May 29, 2024, Digital World moved to compel discovery from ARC and Mr. Orlando. On July 15, 2024, following a July 10 hearing, the Court entered an order denying the motion to stay discovery and motion to compel. On July 29, 2024, the Court entered an order denying the motion to dismiss or, in the alternative, to stay the proceeding for improper venue. Defendants ARC and Mr. Orlando appealed that order (C.A. No. 2D2024-1780), which the Court dismissed on April 30, 2025. On August 2, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the trial court. On July 31, 2024, Digital World and Private TMTG filed a motion for leave to file a second amended complaint, which proposed to add allegations against ARC and Mr. Orlando related to pre-targeting and other misconduct as set forth in the SEC Complaint against Mr. Orlando, and naming UAV, Andrew Litinsky, and Wesley Moss as additional defendants. On August 15, 2024, Digital World and Private TMTG filed a motion for temporary injunction seeking to enjoin the threatened sale of Digital World stock by Defendant ARC and one of the new defendants proposed to be added through the motion for leave to file a second amended complaint. On August 28, 2024, Digital World and Private TMTG filed a renewed motion to compel, seeking prior productions to the SEC and DOJ and other documents from Defendants ARC and Mr. Orlando. On August 30, 2024, the trial court held a hearing to address several motions. During the hearing, the Court granted Digital World and Private TMTG’s motion for leave to amend and denied their motion for temporary injunction. The trial court also denied the motion to stay pending appeal filed by Defendants ARC and Mr. Orlando. On September 3, 2024, Digital World and Private TMTG filed the Second Amended Complaint. On September 4, 2024, Digital World and Private TMTG filed an expedited motion to compel, seeking production of ARC’s capitalization table, supporting documents, and an order requiring ARC to cooperate with Digital World and Private TMTG in advance of the expiration of the lock-up restriction. On September 5, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the Second District Court of Appeal, which the Second District denied on October 18, 2024 (C.A. No. 2D2024-1780). On September 12, 2024, the Court granted in part and denied in part the expedited motion to compel, ordering production of the capitalization table and supporting documents by September 13, 2024, at 12 p.m. On that same day, Defendants ARC and Mr. Orlando filed a notice of removal in the Middle District of Florida (C.A. No. 8:24-cv-02161). On September 13, 2024, Digital World and Private TMTG filed an emergency motion to remand to state court in the Middle District of Florida, which the Middle District granted on September 17, 2024. On September 18, 2024, Digital World and Private TMTG filed an emergency motion for temporary injunction and contempt against ARC and Mr. Orlando in the state court action. On that same day, the Court held a hearing during which it granted Digital World and Private TMTG’s motion for contempt, imposed a coercive sanction against ARC and Mr. Orlando of $5,000 per day until they complied with the Court’s September 12 discovery order, and denied their motion for temporary injunction. Defendants ARC and Mr. Orlando have filed an appeal of that order, which the Court denied on June 13, 2025 (C.A. No. 2D2024-2364).

On September 20, 2024, ARC filed its answer, defenses, and affirmative defenses to the Second Amended Complaint. On September 26, 2024, Defendants ARC and Mr. Orlando filed a motion to compel. On October 1, 2024, Digital World and Private TMTG filed a motion for an order to show cause why ARC and Mr. Orlando should not be held in further contempt and subject to increased sanctions for their failure to comply with the Court’s September 18 contempt order. On October 3, 2024, Mr. Orlando filed an amended motion to dismiss the Second Amended Complaint or, alternatively, to stay the action. On October 15, 2024, ARC filed an amended answer, defenses, and affirmative defenses to the Second Amended Complaint, counterclaim, and third-party complaint, naming 9 additional defendants: Luis Orleans-Braganza, Lee Jacobson, Bruce J. Garelick, Justin Shaner, Eric Swider, Rodrigo Veloso, Ed Preble, Frank Andrews, and Jeffrey Smith. On October 21, 2024, UAV, Mr. Moss, and Mr. Litinsky jointly filed 3 motions: a motion to dismiss the Second Amended Complaint for failure to state a cause of action, motion to stay pending resolution of the Delaware Action, and motion to dismiss for improper venue. On November 1, 2024, Digital World and Private TMTG filed a supplemental brief in support of the October motion for order to show cause and a fee petition to recover attorneys’ fees pursuant to the September 18 contempt order.

On November 18, 2024, the Court granted in part the October motion for order to show cause, ordering, inter alia, the appointment of a third-party vendor to re-collect all devices and files from ARC and Mr. Orlando and run search terms and a sanction against ARC and Mr. Orlando of $5,000 per day from September 18 to November 8, 2024. Defendants ARC and Mr. Orlando have filed a motion for leave to amend their petition to appeal the September 18 order to include an appeal of the November 18 order, which the Court denied on February 5, 2025 (C.A. No. 2D2024-2364).

On January 22, 2025, the Court held a hearing during which it heard the motion to stay pending resolution of the Delaware Action and scheduled an omnibus hearing to hear outstanding motions on March 7, 2025. At the January 22, 2025 hearing, the Court entered a temporary administrative stay of discovery as to Mr. Litinsky, Mr. Moss, and UAV pending its resolution of their motion to stay. On January 23, 2025, Defendants ARC and Mr. Orlando filed a motion to compel production of documents and a motion to strike. On February 10, 2025, Mr. Orlando and ARC filed an appeal of the Court’s November 18 order, which the Second District denied on April 24, 2025 (C.A. No. 2D2025-0314).

On February 19, 2025, the Court denied the October 3 motion to stay filed by Mr. Orlando and the October 21 motion to stay filed by UAV, Mr. Moss, and Mr. Litinsky, finding that this action and the Delaware Action do not “involve substantially similar issues.”

On March 7, 2025, the Court held an omnibus hearing to address outstanding motions.  Following the March 7 hearing, the Court entered several orders. It denied the motions to dismiss for improper venue filed by Mr. Orlando on October 3 and UAV, Mr. Moss, and Mr. Litinsky on October 21. The Court also denied the motions to dismiss for failure to state a claim filed by Mr. Orlando on October 3 and UAV, Mr. Moss, and Mr. Litinsky on October 21. The Court granted the motions to dismiss the third-party complaint filed on behalf of Lee Jacobson, Bruce J. Garelick, Eric Swider, Rodrigo Veloso, Ed Preble, Frank Andrews, and Jeffrey Smith but provided leave to amend. The Court granted in part the January 23 motion to compel filed by Mr. Orlando and ARC. The Court also granted in part the motion to dismiss ARC’s counterclaims, dismissing Count V of the counterclaims. On March 21, 2025, UAV, Mr. Moss, and Mr. Litinsky appealed Court’s February 19, 2025 order denying a stay.

On March 24, 2025, UAV, Mr. Moss, and Mr. Litinsky filed an appeal of the Court’s February 19, 2025 order (C.A. No. 2D2025-0735) in Florida’s Second District Court of Appeal. On March 26, 2025, UAV, Mr. Moss, and Mr. Litinsky filed an unopposed motion to amend their March 24 petition, which the Second District granted on April 17, 2025.

On July 15, 2025, the Court entered an order granting in part outstanding motions to dismiss Counterclaims and Third-Party Claims brought by UAV, Mr. Litinsky, Mr. Moss, ARC, and Mr. Orlando and dismissing all Third-Party Defendants including President Trump. Specifically, the Court dismissed Counts 1 and 7-8 of UAV, Mr. Litinsky, and Mr. Moss’s Counterclaims with prejudice, dismissed Counts 2-6 and 9 of UAV, Mr. Litinsky, and Mr. Moss’s Counterclaims without prejudice with no leave to replead, dismissed Counts 5-11 of ARC’s Counterclaims without prejudice, and dismissed ARC and Mr. Orlando’s Third-Party Claims with prejudice.

The Court conducted half-day hearing on July 30, 2025 to address certain outstanding motions. A three-week jury trial has been scheduled to begin on March 23, 2026.

Litigation with ARC in Delaware

On February 29, 2024, ARC filed a lawsuit in the Court of Chancery of the State of Delaware (C.A. No. 2024-0186-LWW) against Digital World and its directors, alleging an impending violation of the Digital World Charter. ARC alleged that Digital World failed to commit to issue conversion shares to ARC that ARC claims it is owed upon the consummation of the Business Combination pursuant to the Charter. ARC claimed a conversion ratio of 1.81:1 and sought specific performance and damages for the alleged breach of the Charter, a declaratory judgment that the certain derivative securities of Digital World should be included in the calculation of the conversion ratio, a finding that the directors of Digital World breached their fiduciary duties, and a preliminary injunction to enjoin the Business Combination until Digital World “corrected” the conversion ratio. TMTG defended Digital World’s calculation of the conversion ratio and related rights. In addition to its complaint, ARC also filed a motion with the Court of Chancery requesting that the case schedule be expedited to enable the Court of Chancery to conduct an injunction hearing prior to the March 22, 2024, shareholder vote. On March 5, 2024, the Court of Chancery denied ARC’s motion, stating that it would not conduct a merits or injunction hearing before March 22, 2024. Consequently, the Court of Chancery also denied ARC’s request to postpone the Business Combination vote until after a merits hearing. The Court of Chancery ruled that Digital World’s proposal to deposit disputed shares into an escrow account at the close of the Business Combination was adequate to prevent potential irreparable harm related to ARC’s share conversion. The Court of Chancery also found that Digital World’s public disclosures about ARC’s claims and possible conversion scenarios at the close of the Business Combination further mitigated the risk of irreparable harm due to insufficient disclosure for the March 22, 2024 vote. As a result, on March 21, 2024, Digital World entered into two escrow agreements with Odyssey, as follows: (i) an escrow agreement for the benefit of ARC (the “ARC Escrow Agreement”), pursuant to which DWAC deposited into escrow 3,579,480 shares of TMTG shares of common stock (“Common Stock”), and (ii) an escrow agreement for the benefit of the Non-ARC Class B Shareholders (the “Non-ARC Class B Shareholders Escrow Agreement,” and together with the ARC Escrow Agreement, the “Disputed Shares Escrow Agreements”), pursuant to which TMTG deposited into escrow 1,087,553 shares of TMTG Common Stock, which amounts represent the difference between the actual conversion ratio, determined by Digital World’s board of directors upon closing of the Business Combination (which was determined to be 1.348:1), and a conversion ratio of 2.00:1. On September 16, 2024, the Court of Chancery issued its order in this matter setting the conversion ratio at 1.4911:1. The Court of Chancery ruled against ARC on a substantial majority of its claims, reducing ARC’s proposed calculation of the conversion ratio of 1.81:1 by approximately 70% and holding that the former board members of Digital World did not breach any fiduciary duties in setting the conversion ratio calculation or in their public disclosures of the same. As a result of the Court of Chancery’s order, a portion of the disputed shares of Common Stock held in escrow were released to ARC. The release of Common Stock is subject to the terms and conditions of the ARC Escrow Agreement with the Escrow Agent and TMTG. Accordingly, 785,825 shares of TMTG Common Stock, which represents the Court’s calculation for the difference between a ratio of 1.348:1 and 1.4911:1, were released from escrow (the “Court Ratio”). Both parties still retain the option to file an appeal within 30 days after the Court of Chancery’s final order. In connection with the Court of Chancery’s final order, 238,692 Common Shares deposited in the Non-ARC Class B Shareholders Escrow Agreement, representing the Court Ratio, were released to the applicable holders, subject to the terms and conditions of the Non-ARC Class B Shareholders Escrow Agreement and the Securities Act of 1933, as amended. On October 23, 2024, ARC filed a motion for a $1,000,000 fee award. On July 14, 2025, the Court adjusted the fee award downward, awarding ARC $75,000—less than 10% of the amount  initially sought. As of July 24, 2025, a final order and judgment has not yet been entered in this action.

Litigation with Orlando in Delaware

On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Court of Chancery seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”) (C.A. No. 2024-0264-CDW). Mr. Orlando’s allegations relate to certain provisions in the Digital World Charter, Digital World’s bylaws, and an indemnity agreement allegedly entered into between Mr. Orlando and Digital World. Mr. Orlando alleges that those certain provisions require Digital World to pay the legal fees Mr. Orlando incurred and will incur in connection with legal proceedings in which he is involved by reason of the fact that he is or was a director or officer of Digital World. Mr. Orlando seeks a court order that (i) declares that he is entitled to legal fees for certain proceedings described in the complaint, (ii) requires Digital World to pay for legal fees incurred and future legal fees to be incurred for those proceedings, (iii) requires Digital World to pay the fees incurred to bring the Advancement Lawsuit, and (iv) requires Digital World to pay pre- and post-judgment interest on the amounts owed to Mr. Orlando. On April 3, 2024, the Court of Chancery entered a Stipulation and Advancement Order (“Stipulation”) stating that Mr. Orlando is entitled to advancement of attorneys’ fees and costs incurred with legal proceedings described in the Stipulation, subject to Digital World’s right to challenge the reasonableness of those attorneys’ fees and costs. The Stipulation further states that Mr. Orlando is entitled to fees incurred in connection with enforcement of advancement rights and sets forth procedures that will govern future requests for advancement of attorneys’ fees and costs. As of July 24, 2025, TMTG had paid or agreed to pay approximately $8.3 million to Mr. Orlando’s attorneys pursuant to such Stipulation and TMTG’s other advancement obligations to Mr. Orlando. On April 23, 2024, Mr. Orlando filed a motion for leave to supplement the Advancement Lawsuit to add a claim for advancement of legal fees and expenses Mr. Orlando had incurred and would incur in connection with his defense of an action for declaratory judgment brought by members of ARC regarding Mr. Orlando’s removal as the managing member of ARC (the “ARC Removal Action”). Mr. Orlando also sought reimbursement for the legal fees and expenses incurred in connection with his supplement to the Advancement Lawsuit, and he sought pre-judgment and post-judgment interest on the amounts he claimed were owed to him. On August 1, 2024, plaintiffs in the ARC Removal Action dismissed their complaint without prejudice. On August 8, 2024, Mr. Orlando dismissed his supplemental claims in the Advancement Lawsuit without prejudice.

On February 10, 2025, Mr. Orlando filed a motion to modify the advancement order, seeking to modify the advancement order to allow him to not submit invoices for experts. On March 12, 2025, the Court denied the motion in part, stating that “TMTG is entitled to have some concrete information allowing it to assess whether Mr. Orlando’s expenses are reasonable and related to DWAC/TMTG before making a payment” and ordering Mr. Orlando to “provide TMTG with invoices with sufficient unredacted information that allows it to make that assessment.”

On March 31, 2025, Mr. Orlando filed a motion seeking advancement of certain disputed fees, which has been fully briefed and is scheduled for oral argument on August 4, 2025. On April 8, 2025, Mr. Orlando filed a motion for sanctions, which he subsequently withdrew. On June 23, 2025, Mr. Orlando filed another motion seeking advancement of certain disputed fees.

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

On December 23, 2024, TMTG filed suit against Rejuve in the Supreme Court of the State of New York, New York County (Index No. 659834/2024). In the complaint, TMTG seeks declaratory and injunctive relief against Rejuve arising out of Rejuve’s alleged conduct as Purchaser Representative under an Agreement and Plan of Merger dated as of October 20, 2021. On January 13, 2025, TMTG filed an application, by way of a proposed order to show cause, for a preliminary injunction prohibiting Rejuve from taking any further action in its alleged capacity as Purchaser Representative under the Merger Agreement. On January 23, 2025, the Court approved a stipulation to stay the action pending resolution of the arbitration before the American Arbitration Association seeking to recover its fees and expenses from TMTG that Rejuve allegedly incurred as Purchaser Representative, and to enjoin Rejuve from acting as Purchaser Representative except with respect to its participation in the arbitration. The arbitration occurred on April 29, 2025. On July 22, 2025, the arbitrator issued his Final Award in favor of TMTG, awarding a net sum of $22,868.

NOTE 17 – SEGMENT INFORMATION

In the second quarter of 2025, our internal reporting and segments changed.  We dividend our consolidated segment into two operating segments to enable enhanced focus on the different strategies required for each long-term strategic plan. We report our operating results through two reportable segments: Media and Truth.Fi:

•
Media, previously social media & streaming, includes products and services such as advertisement through our Truth Social platform. Truth+ began unpaid streaming subscriptions to our Patriot Package during the period ended June 30, 2025, and paid subscriptions are expected to launch in the third quarter of 2025.

•
Truth.Fi, through our consolidated VIE will provide separately managed accounts (“SMAs”); customized exchange-traded funds and/or exchange-traded products (collectively, “ETFs”) invested in America First principles, and bitcoin and similar cryptocurrencies or crypto-related securities.

The “Corporate & Other” category presented in the following tables is not considered an operating segment. It consists primarily of costs and expenses related to executing our digital asset treasury strategy and includes the realized and unrealized gains and losses from our digital asset treasury strategy, third-party costs associated with our digital asset holding strategy, net interest expense primarily related to long-term debt obligations (used to fund our digital asset treasury strategy), and income tax effects generated from our digital asset treasury strategy and related debt issuance.  We have not dedicated certain corporate resources to our digital asset treasury strategy.

Our Chief Operating Decision Maker (CODM), as of June 30, 2025, is our Chief Executive Officer. Our CODM evaluates the performance of and allocates resources to our segment’s based on each segment’s net loss and earnings before interest, taxes, depreciation and amortization (Segment EBITDA).  Segment EBITDA is defined as segment revenue less operating costs and expenses, excluding depreciation and amortization, interest income or expense (net), provision or benefit for income taxes, change in fair value of derivative liabilities, loss on extinguishment of debt and stock-based compensation expense.  We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segment performance on a consistent basis.

Our CODM uses cash, cash equivalents, restricted cash, short-term investments, and trading securities as part of the evaluation of performance and allocation of resources within our corporate & other category.  Total assets is not used to evaluate the performance of our segments. For the three and six months ended June 30, 2025 and 2024, all revenues were earned from our Media segment.

Review of cash forecast models is used to assess the segment’s results and performance, and inform investment decisions by our CODM.  Consolidated net loss and Segment EBITDA are used to monitor budgeted versus actual results.  Additionally, review of budgeted versus actual results is used in assessing performance of the segment.

As part of the segment reorganization, we reallocated our Segment EBITDA to each reporting unit and corporate & other. We have reflected this reallocation in all historical periods presented.

The following table presents our segment information for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Media	$(5,144.0)	$(5,236.2)	$(10,265.2)	$(8,645.6)
Truth.Fi	(215.4)	-	(215.4)	-
Total Segment EBITDA	(5,359.4)	(5,236.2)	(10,480.6)	(8,645.6)
Corporate & other	(7,485.5)	(13,418.6)	(22,268.4)	(23,768.2)
Interest income/(expense), net	12,731.4	2,290.5	20,539.8	(498.3)
Depreciation & amortization	(1,833.5)	(3.7)	(3,612.7)	(9.3)
Stock-based compensation	(17,744.6)	-	(35,596.3)	(84,588.0)
Income taxes	(310.3)	-	(310.3)	-
Change in fair value of derivative liabilities	-	-	-	(225,916.0)
Loss on extinguishment of debt	-	-	-	(542.3)
Net loss	$(20,001.9)	$(16,368.0)	$(51,728.5)	$(343,967.7)

The following table provides information related to our cash, cash equivalents, restricted cash, short-term investments, and trading securities:

	June 30, 2025			December 31, 2024
	Media	Truth.Fi	Corporate & Other	Media	Truth.Fi	Corporate & other
Cash, cash equivalents, and restricted cash	$6,802.0	$2,553.8	$2,334,545.9	$10,152.1	$-	$160,084.0
Short-term investments	-	-	619,298.4	-	-	606,547.3
Trading securities	-	-	122,366.4	-	-	-
	$6,802.0	$2,553.8	$3,076,210.7	$10,152.1	$-	$766,631.3

NOTE 18 – SUBSEQUENT EVENTS

On July 8, 2025, a subsidiary of our consolidated VIE filed an S-1 Registration statement to launch an exchange-traded fund.  We hold a variable interest in the exchange-traded fund, although we are not the primary beneficiary of the VIE.

On July 14, 2025, we repurchased 242,800 shares of our common stock on the open market pursuant to our Share Repurchase Program, which were held in treasury upon repurchase for an aggregate purchase price of $4,410.4.

In July 2025, we accumulated bitcoin and bitcoin-related securities costing approximately $2 billion as part of our previously announced bitcoin treasury strategy.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “aim,” “plan,” “may,” “will,” “continue,” “should,” “seek” and variations and similar words and expressions identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 14, 2025, and other documents filed with the SEC, which describe additional factors that could adversely affect our business, financial condition, or results of operations. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We ended June 30, 2025 with $3,085,566.5 of cash, cash equivalents, restricted cash, short-term investments, and trading securities, as well as $944,294.7 of debt (excluding lease liabilities). Our $1,000,000.0 of restricted cash serves as collateral to our debt which may be used to purchase bitcoin and bitcoin related securities.

Truth Social

TMTG started from scratch intending to open up the Internet and give the American people their voices back. At the time, with no accountability, unknown censors were squelching social media posts that contradicted the consensus of the corporate media—which, as always, was dutifully acting as a robotic mouthpiece for leftwing disinformation. This had already been going on, through shadow bans and other less overt forms of on-line policing, for some time. But Big Tech eventually lost all restraint, ruthlessly banning dissidents’ accounts for expressing any thought that fell within a rapidly expanding set of unauthorized and unutterable viewpoints. The victims, of course, included the then-sitting President of the United States, Donald Trump.

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

Truth Social was generally made available in the first quarter of 2022. TMTG prides itself on operating its platform, to the best of its ability, without relying on Big Tech companies. Partnering with mission-aligned technology firms, we fully launched Truth Social for iOS in April 2022. We debuted the Truth Social web application in May 2022, and the Truth Social Android App became available in the Samsung Galaxy and Google Play stores in October 2022. In. July 2025, TMTG announced the launch of a Truth Social app for iPads.

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

Phase 3: Release Truth Social streaming apps for connected TVs. As of October 23, 2024, TMTG had announced that Truth+ streaming had been released on Apple TV, Android TV, and Amazon Fire TV. On March 19, 2025 and May 22, 2025, respectively, TMTG announced the release of Truth+ streaming and on-demand content via Roku.

On April 9, 2025, TMTG announced that the Truth+ mobile and streaming TV applications had been made available in Canada and Mexico, as well as the United States. On July 7, 2025, TMTG announced the successful launch of global streaming.

Since the initial launch of Truth+, TMTG has steadily added both on-demand content and live 24-hour news streams. TMTG is actively developing various means of monetizing the Truth+ platform, including through advertising. On July 9, 2025, TMTG announced the public beta testing of a subscription plan with premium content, the Patriot Package—and that, in the future, Patriot Package subscribers will accumulate gems, which will eventually be tied to a utility token on both Truth Social and Truth+.

Truth.Fi

Truth.Fi is TMTG’s newest brand, incorporating financial services and financial technology. By expanding into this realm, we aim to serve millions of investors in America and around the world who believe in the greatness of the American economy and want to invest in superior companies while avoiding the giant, woke investment funds and politically motivated debanking problems.

On January 29, 2025, TMTG announced a financial technology strategy. In addition to traditional investment vehicles, these funds may be allocated to customized separately managed accounts (“SMAs”); customized exchange-traded funds and/or exchange-traded products (collectively, “ETFs”); and Bitcoin and similar cryptocurrencies or crypto-related securities. On April 15, 2024, TMTG and its partners announced the launch of SMAs. On April 22, 2025, TMTG and its partners announced an agreement to launch a series of ETFs, which are expected to comprise securities as well as digital assets. Registration statements for three cryptocurrency ETFs—consisting of (1) Bitcoin; (2) Bitcoin and Ethereum; and (3) Bitcoin, Ethereum, Solana, Cronos, and Ripple—were filed on June 5, 2025; June 15, 2025; and July 8, 2025, respectively.

Bitcoin and Digital Asset Strategy

TMTG is implementing a bitcoin treasury strategy to help ensure the Company’s financial freedom and protect against discrimination by financial institutions, and may also consider the acquisition of other, similar cryptocurrencies.

TMTG’s bitcoin strategy generally involves, from time to time and subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions and (ii) using the proceeds of such capital raises to acquire bitcoin. TMTG’s bitcoin strategy may also include purchasing bitcoin-related securities or, given certain market conditions, selling bitcoin and investing such proceeds in assets including cash, cash equivalents, or other interest bearing investments.

On May 30, 2025, TMTG announced that it had closed a private placement offering with approximately 50 investors, previously announced on May 27, 2025, consisting of (i) the sale of the Company’s common stock, for gross proceeds of approximately $1.44 billion and (ii) 0.00% convertible senior secured notes due 2028 in the principal amount of $1.00 billion, for an aggregate purchase price of approximately $2.44 billion. On July 13, 2025, TMTG announced the effectiveness of a registrations statement in connection with such offering.

TMTG will acquire its bitcoin and bitcoin-related holdings in the amounts and on the timeline it deems optimal. TMTG will continue to monitor market conditions in implementing its strategy and determining whether to engage in future financings to purchase additional bitcoin.

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

Consolidated Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table sets forth our consolidated financial results for the periods presented and the dollar and percentage changes between those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

(in thousands)	For the three months ended June 30, 2025	For the three months ended June 30, 2024	Variance, $	Variance, %
Revenue	$883.3	$836.9	46.4	6%
Cost of revenue	342.9	36.2	306.7	847%
Research and development	13,041.0	4,861.6	8,179.4	168%
Sales and marketing	556.0	1,175.3	(619.3)	(53%)
General and administration	28,617.9	13,418.6	15,199.3	113%
Depreciation and amortization	1,833.5	3.7	1,829.8	49,454%

Total operating costs and expenses	44,391.3	19,495.4	24,895.9	128%
Loss from operations	(43,508.0)	(18,658.5)	(24,849.5)	133%
Other income/(expense):
Interest income	16,836.5	2,132.7	14,703.8	689%
Interest expense	(4,105.1)	157.8	(4,262.9)	(2,701%)
Investment income	11,085.0	-	11,085.0	100%
Loss before income taxes	$(19,691.6)	$(16,368.0)	(3,323.6)	20%

Revenues

Revenues increased $46.4, or 6%, to $883.3 for the three months ended June 30, 2025 compared to revenue of $836.9 for the three months ended June 30, 2024. The increase was primarily attributable to an improvement in advertising economics between the relevant periods. Additionally, revenue has varied as we continue to selectively test an early-stage advertising initiative on our Truth Social platform.

Cost of revenue

Cost of revenue increased $306.7, or 847%, to $342.9 for the three months ended June 30, 2025 compared to $36.2 for the three months ended June 30, 2024. The increase was primarily due to content license and data center lease costs that support our burgeoning Truth+ platform.

Research and development expense

Research and development expense increased $8,179.4, or 168%, to $13,041.0 for the three months ended June 30, 2025 compared to $4,861.6 for the three months ended June 30, 2024. The increase was primarily driven by higher stock-based compensation expense of $8,048.2 in the second quarter of 2025 compared to $0.0 stock-based compensation expense recorded in the second quarter of 2024. The increase in stock-based compensation expense was augmented by moderately higher consulting and server costs, while marginally offset by lower software costs.

Sales and marketing expense

Sales and marketing expense decreased $619.3, or 53% to $556.0 for the three months ended June 30, 2025 compared to $1,175.3 for the three months ended June 30, 2024. The decrease was primarily driven by a decrease in marketing activity.

General and administration expense

General and administration expense increased $15,199.3, or 113%, to $28,617.9 for the three months ended June 30, 2025 compared to $13,418.6 for the three months ended June 30, 2024. The increase was primarily due to higher  stock-based compensation awards of $9,696.4 during the quarter ended June 30, 2025, compared to $0.0 of stock-based compensation awards in the quarter ended June 30, 2024.  In addition, legal fees increased $6,601.1, or 79%, to $14,994.8 in the current quarter versus $8,343.7 in the prior-year period.

Depreciation and amortization

Depreciation and amortization expense increased $1,829.8, or 49,454%, to $1,833.5 for the three months ended June 30, 2025 compared to $3.7 for the three months ended June 30, 2024.  The increase in depreciation and amortization expense was due to the acquisition of software and hardware utilized to place our CDN into service as part of our launch of streaming video through Truth+.

Interest income

Interest income increased $14,703.8, or 689%, to $16,836.5 for the three months ended June 30, 2025 compared to $2,132.7 for the three months ended June 30, 2024. The increase was due to higher cash, cash equivalents, restricted cash, and short-term investment balances and interest earned for the quarter in 2025 on cash holdings in money market accounts and interest earned through repurchase agreements secured by U.S. treasury securities.

Interest expense

Interest expense increased $4,262.9, or 2,701%, to $4,105.1 for the three months ended June 30, 2025 compared to a $157.8 expense reversal for the three months ended June 30, 2024. The increase was primarily due to the accreted interest on the loan assumed as a result of the WCT acquisition and our $1,000,000.0 convertible notes facility.

Investment income

Investment income increased $11,085.0, or 100%, to $11,085.0 for the three months ended June 30, 2025 compared to $0.0 for the three months ended June 30, 2024. The increase was primarily due to $3,616.0 of unrealized gains on our trading securities and $7,578.2 of realized income from premiums received through the sale of written option contracts, partially offset by the change in fair value of our outstanding option contracts.

Comparison of the six months ended June 30, 2025 and 2024

The following table sets forth our consolidated financial results for the periods presented and the dollar and percentage changes between those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

(in thousands)	For the six months ended June 30, 2025	For the six months ended June 30, 2024	Variance, $	Variance, %
Revenue	$1,704.5	$1,607.4	97.1	6%
Cost of revenue	679.6	129.6	550.0	424%
Research and development	25,605.9	38,020.2	(12,414.3)	(33%)
Sales and marketing	1,053.4	2,245.7	(1,192.3)	(53%)
General and administration	53,795.9	78,213.7	(24,417.8)	(31%)
Depreciation and amortization	3,612.7	9.3	3,603.4	38,746%

Total operating costs and expenses	84,747.5	118,618.5	(33,871.0)	(29%)
Loss from operations	(83,043.0)	(117,011.1)	33,968.1	(29%)
Other income/(expense):
Interest income	24,831.7	2,161.5	22,670.2	1,049%
Interest expense	(4,291.9)	(2,659.8)	(1,632.1)	61%
Investment income	11,085.0	-	11,085.0	100%
Loss on the extinguishment of debt	-	(542.3)	542.3	(100%)
Change in fair value of derivative liabilities	-	(225,916.0)	225,916.0	(100%)
Loss before income taxes	$(51,418.2)	$(343,967.7)	292,549.5	(85%)

Revenues

Revenues increased $97.1, or 6%, to $1,704.5 for the six months ended June 30, 2025 compared to revenue of $1,607.4 for the six months ended June 30, 2024. The increase was primarily attributable to an improvement in advertising economics between the relevant periods. Additionally, revenue has varied as we continue to selectively test an early-stage advertising initiative on our Truth Social platform.

Cost of revenue

Cost of revenue increased $550.0, or 424%, to $679.6 for the six months ended June 30, 2025 compared to $129.6 for the six months ended June 30, 2024. The increase was primarily due to content license and data center lease costs that support our burgeoning Truth+ platform.

Research and development expense

Research and development expense decreased $12,414.3, or 33%, to $25,605.9 for the six months ended June 30, 2025 compared to $38,020.2 for the six months ended June 30, 2024. The decrease was primarily driven by lower stock-based compensation expense of $15,609.1 in the six months ended June 30, 2025 compared to $30,142.5 of stock-based compensation expense recorded in the six months ended June 30, 2024. The 2024 charge related to the issuance of convertible notes to certain vendors engaged in the development of our live TV streaming platform, Truth+. The decrease in stock-based compensation expense was marginally offset by higher year-over-year consulting and server costs related to the launch of Truth+.

Sales and marketing expense

Sales and marketing expense decreased $1,192.3, or 53%, to $1,053.4 for the six months ended June 30, 2025 compared to $2,245.7 for the six months ended June 30, 2024. The decrease was primarily driven by a $600.0 bonus paid to an entity owned by a former director of and consultant to Private TMTG during the six months ended June 30, 2024, and a decrease in marketing activity.

General and administration expense

General and administration expense decreased $24,417.8, or 31%, to $53,795.9 for the six months ended June 30, 2025 compared to $78,213.7 for the six months ended June 30, 2024. The decrease was primarily due to lower stock-based compensation awards of $19,987.2 during the six months ended June 30, 2025, down $36,917.1 (62%) from $59,975.5 of cash and stock-based compensation awards to employees and vendors in connection with the merger transaction recorded in the six months ended June 30, 2024.  These savings were partially offset by higher legal fees, which increased $15,623.1, or 153%, to $25,846.7 in the first half of 2025 versus $10,223.6 in the prior-year period.

Depreciation and amortization

Depreciation and amortization expense increased $3,603.4, or 38,746%, to $3,612.7 for the six months ended June 30, 2025 compared to $9.3 for the six months ended June 30, 2024.  The increase in depreciation and amortization expense was due to the acquisition of software and hardware utilized to place our CDN into service as part of our launch of streaming video through Truth+.

Interest income

Interest income increased $22,670.2, or 1,049%, to $24,831.7 for the six months ended June 30, 2025 compared to $2,161.5 for the six months ended June 30, 2024. The increase was due to higher cash, cash equivalents, restricted cash, and short-term investment balances and interest earned for the six months ended June 30, 2025 on cash holdings in money market accounts and interest earned through repurchase agreements secured by U.S. treasury securities. Interest earned during the six months ended June 30, 2024 only relates to the period from March 25, 2024 (the merger date) to June 30, 2024, prior to our completion of our SEPA, PIPE and convertible note financings, providing surplus cash available for investments.

Interest expense

Interest expense increased $1,632.1, or 61%, to $4,291.9 for the six months ended June 30, 2025 compared to $2,659.8 for the six months ended June 30, 2024. The increase in interest expense for the six months ended June 30, 2025 is attributable to the accreted interest on the loan assumed as a result of the WCT acquisition and our $1,000,000.0 convertible notes facility.

Investment income

Investment income increased $11,085.0, or 100%, to $11,085.0 for the six months ended June 30, 2025 compared to $0.0 for the six months ended June 30, 2024. The increase was primarily due to $3,616.0 of unrealized gains on our trading securities and $7,578.2 of realized income from premiums received through the sale of written option contracts, partially offset by the change in fair value of our outstanding option contracts.

Loss on the extinguishment of debt

The loss from the extinguishment of debt of certain Private TMTG Convertible Notes decreased by $542.3, or 100%, to $0.0 for the six months ended June 30, 2025, compared to $542.3 for the six months ended June 30, 2024.  Upon extinguishment of certain Private TMTG Convertible Notes in March 2024, we recorded a loss equal to the difference between the net carrying value of the applicable Private TMTG Convertible Notes and the fair value of our assets.

Change in the fair value of derivative  liabilities

The loss from the change in the fair value of the derivative liabilities of the Private TMTG Convertible Notes decreased $225,916.0, or 100%, to $0.0 for the six months ended June 30, 2025, compared to $225,916.0 for the six months ended June 30, 2024. All Private TMTG Convertible Notes were automatically converted into shares of our common stock immediately prior to Closing of the Merger, and pursuant to ASC 815, the derivative liabilities were revalued immediately prior to the conversion of the Private TMTG Convertible Notes on March 25, 2024, when our closing share price was $49.95 per share. The substantial increase in the value of our common stock when combined with the certainty of our execution of the Merger were primarily responsible for the increase in the change in fair value of the derivative liabilities. The increase in the fair value of the derivative liabilities was a non-cash expense and the issuance of Private TMTG common stock upon conversion of the Private TMTG Convertible Notes extinguished the derivative liabilities immediately prior to the Closing. Therefore, there was no derivative liability recorded as of June 30, 2025, and there will no longer be future earnings adjustments pertaining to the Private TMTG Convertible Notes derivative liabilities.

Liquidity and Capital Resources

Overview

Historically, as a private company, we financed operations primarily through cash proceeds from the issuance of Private TMTG Convertible Notes. During 2024, our capitalization was significantly enhanced through receipt of proceeds from the Business Combination, the conversion of warrants, and the issuance of common stock described in detail in the section below titled, “Standby Equity Purchase Agreement.”  As a result, we ended June 30, 2025 with $3,085,566.5 of cash, cash equivalents, restricted cash,  short-term investments, and trading securities, and $944,294.7 of debt (excluding lease liabilities).  Cash and cash equivalents consist of interest-bearing deposits and money market funds held at financial institutions. Cash deposits are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) limitations. Short-term investments consist of repurchase agreements in which we loan our cash over 1 to 3 days to a seller in exchange for interest earned on debt securities collateralizing the loan.  The seller retains a beneficial interest in the securities serving as collateral.  Our $1,000,000.0 restricted cash balance, held in a money market fund, serves as collateral to our convertible notes, although the collateral may be used to purchase Bitcoin and Bitcoin related securities.  The collateral will be released to us upon payment in full of the principal, together with accrued and unpaid interest, on the Notes (defined below), or following the times upon our request that the outstanding principal balance of the Notes is $500,000.0 or less and $250,000.0 or less.

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

No shares of common stock were sold pursuant to the terms of the SEPA during the six months ended June 30, 2025. As of June 30, 2025, we have sold a cumulative total of 20,330,365 shares of our common stock for prices between $14.31 and $36.98 per share, pursuant to the terms of the SEPA.  Proceeds of these equity sales under the terms of the SEPA were $449,874.6 (net of $513.5 of deferred offering costs).

PIPE & Convertible Notes

On May 29, 2025, we entered into an Indenture, providing $1,000,000.0 in 0.00% convertible senior secured notes due on May 29, 2028 (the “Notes”), unless earlier repurchased or converted. The Notes carried a 4.00% original issuance discount. Concurrently with the issuance of the Notes, we executed subscription agreements (the “Equity PIPE Subscription Agreements”) with accredited investors (the “Equity PIPE Subscribers”) pursuant to which we sold an aggregate of 55,857,181 shares of our common stock, par value $0.0001 per share, for gross proceeds of $1,395,318.3 in a private placement (the “PIPE Financing”).  The PIPE Financing was issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds from the Notes and PIPE Financing are intended to be used to purchase Bitcoin, Bitcoin related securities, and for the PIPE proceeds, working capital and general corporate purposes.

We are required to have a Loan-to-Collateral Ratio of less than or equal to 1.0 to 1.0, with the Loan-to-Collateral Ratio calculated as the aggregate outstanding principal balance of all Notes divided by the sum of (i) the aggregate market value of Bitcoin collateral multiplied by 0.5263157895, plus (ii) the aggregate value of all of cash and cash equivalents collateral.  We delivered to the Collateral Agent the $1,000,000.0 collateral of restricted cash. Portions of the collateral will be released when the outstanding aggregate principal balance of all Notes is at $500,000.0 or less, and an additional portion will be released when the outstanding aggregate principal of all Notes is $250,000.0 or less. Collateral will be automatically released upon payment in full of the principal, together with accrued and unpaid interest, on the Notes, or following the times upon our request that the outstanding principal balance of the Notes is $500,000.0 or less and $250,000.0 or less, so long as, immediately after such release the Loan-to-Collateral Ratio as of the date of release is 1.0 to 1.0 or less.

Each Note holder has the right at its option, to require us to repurchase its Notes for cash on November 30, 2026, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, subject to the terms and conditions in the Indenture. Holders of the Notes may at their option convert such holder’s Notes into shares of our common stock at a conversion rate of 28.8 shares per $1,000 of Notes. We retain the right to force conversion if, at any time after November 29, 2025, (A) the last reported sale price of our common stock exceeds 130% of the conversion rate for any 20 consecutive trading days during a 30-day trading period.

Share Repurchase Program

On June 23, 2025, our Board of Directors authorized the repurchase of up to $400,000.0 of our common stock (the “Share Repurchase Program”). We may repurchase share or warrants from time to time on the open market, including in block trades, in accordance with applicable federal securities rules and regulations. The Share Repurchase Program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice.  The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements, and will be funded by available cash and cash equivalents. As of June 30, 2025, no shares have been repurchased.

Cash Flows

The following table shows our cash flows for the stated periods:

(in thousands)	For the six months ended June 30, 2025	For the six months ended June 30, 2024	Variance
Net cash used in operating activities	$(7,434.7)	$(30,754.3)	$23,319.6
Net cash used in investing activities	(132,056.6)	(2,141.9)	(129,914.7)
Net cash provided by financing activities	2,313,156.9	374,277.9	1,938,879.0

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $7,434.7, $23,319.6 less than $30,754.3 used in operating activities during the six months ended June 30, 2024. The decrease in cash used in operating activities was primarily driven by an increase of $22,670.2 in income from investments in repurchase agreements, money market funds, and option premiums, partially offset by higher payments for legal fees and other professional services.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $132,056.6 compared to $2,141.9 used in investing activities during the six months ended June 30, 2024. The increase was primarily due to outflows in the second quarter of 2025 of $118,768.1 for the purchase of trading securities as we began our digital asset treasury strategy.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $2,313,156.9 compared to $374,277.9 provided by financing activities for the six months ended June 30, 2024. Cash provided during the six months ended June 30, 2025 is mainly comprised of $960,000.0 of proceeds from the issuance of convertible notes and $1,395,318.3 from common stock sold through a PIPE financing, partially offset by $34,399.3 of debt and equity offering costs and $8,250.2 of common stock repurchases. During the six months ended June 30, 2024, cash provided from financing activities comprised cash proceeds of $233,017.5 from the merger, $47,455.0 from the issuance of convertible notes, and $93,805.4 from warrant exercises.

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

There have been no material changes in our critical accounting policies from those disclosed in our 2024 From 10-K, except as described below:

Variable Interest Entity

GAAP requires the assessment of whether an entity is a VIE and, if so, if we are the primary beneficiary at the inception of the entity or at a reconsideration event. Additionally, GAAP requires the consolidation of VIEs in which a company has a controlling financial interest.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

On April 2, 2025, we provided initial operational funding to Yorkville America, LLC, (“Yorkville America”), through a services agreement and licensing agreement. Yorkville America, through its subsidiaries serves as the Registered Investment Advisor for investment vehicles and financial products which focus on investments in American growth, manufacturing, energy companies, and digital assets, as well as investments that strengthen the Patriot Economy. Pursuant to the terms of the services agreement, we will provide a majority of the operational funding for Yorkville America, in exchange for a majority of their net profit. Additionally, through a licensing agreement, Yorkville America may utilize Truth.Fi intellectual property to market their investment vehicles and financial products.  Substanially all of the business activity of Yorkville America is conducted on behalf of TMTG. We determined this represented a variable interest in Yorkville America. We do not maintain any equity ownership in Yorkville America.

We determined that TMTG has the power to direct the activities that most significantly impact Yorkville America’s economic performance through our disproportionate economic rights and obligations, and that substantially all of Yorkville America’s activities are conducted on behalf of TMTG. Through meeting the criterion of a controlling financial interest, we determined that TMTG is the primary beneficiary of Yorkville America. As the primary beneficiary of Yorkville America, we consolidate in our financial statements the balance sheets, results of operations, and cash flows of Yorkville America, and all intercompany balances and transactions between us and Yorkville America are eliminated in the condensed consolidated financial statements.  Yorkville America did not have any assets or liabilities upon initial consolidation. We report a non-controlling interest representing the economic interest held by other parties in Yorkville America.

We have not provided any guarantees related to Yorkville America and no creditors of Yorkville America have recourse to the general credit of TMTG.

As of June 30, 2025, we held a variable interest in two VIEs for which we are not the primary beneficiary. Yorkville America sponsors certain investment products, including exchange-traded funds, for which it earns a Sponsor Fee in exchange for providing management and advisory services. The Sponsor Fees represent the primary economic interest in the VIEs. TMTG nor any of our consolidated entities hold equity investments or other financial interest in the VIEs as of June 30, 2025. As a result, Yorkville America controls the power to direct the activities most significant to these VIEs performance, although the obligation to absorb losses and the right to receive benefits from the VIE is held by the shareholders of the sponsored investment products. The Sponsor Fees do not represent a variable interest that could potentially be significant to the economic performance of the VIEs.

Our maximum exposure to loss as a result of our involvement with the unconsolidated VIEs is limited only to our loss of future Sponsor Fees and uncollected fee receivables in this VIE, which was $0 as of June 30, 2025 and December 31, 2024.  We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. The sponsored investment products of the unconsolidated VIEs did not have any assets or liabilities as of June 30, 2025 and December 31, 2024.

We have not provided any guarantees related to Yorkville America and no creditors of Yorkville America have recourse to the general credit of TMTG.

Restricted cash

Restricted cash consists of cash equivalents held as collateral with the Collateral Agent to our Notes.

Investments

Investments in equity securities are classified by individual security as available-for-sale or trading securities.  Our trading securities consist primarily of equity exchange traded funds that invest in digital assets. We had trading securities of $122,366.4 at June 30, 2025 and $0.0 at December 31, 2024, respectively, that are carried on our balance sheet at fair value. Unrealized gains and losses associated with trading securities are reflected in the condensed consolidated statement of operations.

We did not have any investments classified as available-for-sale as of June 30, 2025.

Options

From time to time, we may write covered put and call options on digital asset related securities, as part of our digital asset treasury strategy to generate premium income and purchase digital assets and related securities at lower effective prices.  These options are covered by cash collateral to cover potential purchases. In exchange for this commitment, we receive premiums immediately paid in cash. The difference between the premium and the amount paid while affecting a closing purchase transaction, including brokerage commission, is also treated as a realized investment gain or loss.  This premium acts as income, increasing our investment yield.  If the option expires worthless, we keep the full premium as profit with no obligation to purchase. If a put option is exercised, we buy the security at the strike price using the cash collateral, and the premium received reduces the effective cost basis, allowing us to acquire the securities at a discount compared to direct market purchases.  If a call option is exercised, we sell the security at the strike price using our existing holdings of the security, and the premium received reduces any loss or increases any gain we may incur.

The writer of an option bears the market risk of an unfavorable change in the price of the security underlying the written option. The aggregate fair value of unexpired options written are included in accounts payable and accrued expenses in the condensed consolidated balance sheets. Cash held as collateral for written options is classified as restricted cash on the condensed consolidated balance sheet. Securities held as collateral for outstanding call options are presented within trading securities on the condensed consolidated balance sheet.  As of June 30, 2025, we did not have any outstanding put options restricting use of our cash balance.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report. There has been no significant change in our exposure to market risk during the quarter ended June 30, 2025, except as follows:

We have used a significant portion of our cash and cash equivalents, including cash generated from capital raising transactions, to acquire bitcoin subsequent to June 30, 2025. We will account for our bitcoin as indefinite-lived intangible assets. Although we will initially record our bitcoin purchases at cost, any subsequent increases or decreases in fair value are recognized as incurred in the consolidated statements of operations, and the fair value of our bitcoin is reflected within the consolidated balance sheets each reporting period-end. As of June 30, 2025, we did not hold any bitcoin. Bitcoin is a highly volatile asset that has traded below $50,000 per bitcoin and above $120,000 per bitcoin in our principal market in the 12 months preceding the date of this Quarterly Report. A significant decrease in the price of bitcoin would have a material adverse effect on our earnings.

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

Under the supervision and with the participation of TMTG’s management, including its Certifying Officers, TMTG carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation as of June 30, 2025, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of that date, due to the material weakness in our internal controls over financial reporting, including our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except as described below:

Risks Related to Our Digital Asset Treasury Strategy

Our bitcoin strategy exposes us to various risks, including risk associated with bitcoin

Our bitcoin strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $50,000 per bitcoin and above $120,000 per bitcoin in the past 12 months. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.

Bitcoin does not inherently pay interest or dividends. Bitcoin does not inherently pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

Our bitcoin holdings may significantly impact our financial results and the market price of our listed securities. Our bitcoin holdings are expected to impact our financial results and the market price of our listed securities. See “Risks Related to Our Bitcoin Strategy and Holdings—Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

Our assets will be concentrated in bitcoin. We expect that a large portion of our assets will be concentrated in our bitcoin holdings. The concentration of our assets in bitcoin limits our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of treasury assets.

We will purchase bitcoin using primarily proceeds from equity and debt financings. Our ability to achieve the objectives of our bitcoin strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our bitcoin strategy.

Our bitcoin strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold bitcoin. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. If bitcoin prices were to decline or our bitcoin strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

We will be subject to counterparty risks, including in particular risks relating to our custodians. Although we expect to implement various measures that are designed to mitigate our counterparty risks, such as storing substantially all of the bitcoin we own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin, or delaying or hindering our access to our bitcoin holdings, and this may ultimately result in the loss of the value related to some or all of such bitcoin, which could have a material adverse effect on our financial condition as well as the market price of our listed securities.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry in recent years have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. Due in particular to the volatility in the price of bitcoin, the adoption of ASU 2023-08 could have a material impact on our financial results, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet. As described in greater detail under the risk factor heading “Unrealized fair value gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022,” ASU 2023-08 could also have adverse tax consequences. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Unrealized fair value gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT.

In connection with the implementation of our bitcoin strategy, we adopted ASU 2023-08. ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, with gains and losses from changes in the fair value of our bitcoin recognized in net income each reporting period. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year.

Accordingly, as a result of the enactment of the IRA and our adoption of ASU 2023-08, unless the IRA is amended or the proposed regulations with respect to CAMT, when finalized, are revised to provide relief (or other interim relief is granted), we could become subject to the CAMT in future tax years. If we become subject to the CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our listed securities.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our listed securities. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, including during 2022), including as a result of:

•	decreased user and investor confidence in bitcoin, including due to the various factors described herein;
•
investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, such as the (a) transfers of bitcoin to creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024, (b) transfers of bitcoin to claimants following proceedings related to a 2016 hack of Bitfinex, which claims are currently being adjudicated, (c) sales of bitcoin by the German government following the seizure of about 50,000 bitcoin in January 2024 from the operator of Movie2k.to, or (d) potential sales of 69,370 bitcoin seized from the Silk Road marketplace by the U.S. Department of Justice; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products (“ETPs”);

•
negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;

•	changes in consumer preferences and the perceived value or prospects of bitcoin;
•
competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

•
a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;

•	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto;

•
developments relating to the Bitcoin protocol, including (i) changes to the Bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect bitcoin;

•
disruptions, failures, unavailability, or interruptions in services of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which was subsequently dismissed on May 29, 2025, which initially sought to freeze all of its assets during the pendency of the enforcement action and resulted in Binance discontinuing all fiat deposits and withdrawals in the U.S.;

•
the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;

•
regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

•
further reductions in mining rewards of bitcoin, including due to block reward halving events, which are events that occur after a specific period of time (the most recent of which occurred in April 2024) that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of bitcoin mining, which could further increase the costs associated with bitcoin mining, any of which may cause a decline in support for the Bitcoin network;

•	transaction congestion and fees associated with processing transactions on the Bitcoin network;
•	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
•
developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and

•
changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, and the adverse impacts attributable to global conflicts, including those between Russia and Ukraine and in the Middle East.

Our operating results will be dependent on the price of digital assets and bitcoin. If such price declines, our business, operating results, and financial condition would be adversely affected.

Any declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets generally may adversely affect our operating results. As part of our bitcoin strategy, we will have significant investments in bitcoin and bitcoin-related assets. Our operating results will be impacted by the revenues and profits we generate from the purchase, sale, and trading of bitcoin and financial contracts linked to bitcoin. The price of digital assets and associated demand for buying, selling, and trading of digital assets have historically been subject to significant volatility. For instance, in 2017 and 2021, the value of certain digital assets, including bitcoin, experienced steep increases in value, followed by steep declines in 2018 and 2022. After recovering from the 2018 decline and reaching record highs in December 2021, the value of the total crypto market cap declined by approximately 64% in the twelve months ended December 31, 2022. The collapse of several companies in the digital asset industry such as Celsius, Voyager and FTX impacted digital assets prices in 2022 and the majority of 2023. We believe that the approval and launch of spot-based bitcoin ETFs in the U.S. in the first quarter of 2024 and the election of President Donald Trump in the fourth quarter of 2024 drove up the crypto market capitalization again in 2024, but the crypto market generally declined in the first quarter of 2025. The price and trading volume of any digital asset is subject to significant uncertainty and volatility, and may significantly decline in the future, without recovery. Such uncertainty and volatility depend on a number of factors, including:

•	market conditions across the cryptoeconomy;
•	changes in liquidity, volume, and trading activities;
•	trading activities on digital asset trading platforms worldwide, many of which may be unregulated, and may include manipulative activities;
•	investment and trading activities of highly active retail and institutional users, speculators, miners, and investors;
•
the speed and rate at which cryptocurrency is able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial assets worldwide, if at all;

•	decreased user and investor confidence in digital assets and digital asset trading platforms;
•	negative publicity and events relating to the cryptoeconomy;
•	unpredictable social media coverage or “trending” of digital assets;
•	the ability for digital assets to meet user and investor demands;
•	the functionality and utility of digital assets and their associated ecosystems and networks, including digital assets designed for use in various applications;
•	consumer preferences and perceived value of digital assets and digital asset markets;
•	increased competition from other payment services or other digital assets that exhibit better speed, security, scalability, or other characteristics;
•	regulatory (including enforcement) or legislative changes and updates affecting the cryptoeconomy;
•	the characterization of digital assets under the laws of various jurisdictions around the world;
•	the maintenance, troubleshooting, and development of the blockchain networks underlying digital assets, including by miners, validators, and developers worldwide;
•	the ability for cryptocurrency networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;
•	ongoing technological viability and security of digital assets and their associated smart contracts, applications and networks, including vulnerabilities against hacks and scalability;
•	fees and speed associated with processing digital asset transactions, including on the underlying blockchain networks and on digital asset trading platforms;
•	financial strength of market participants;
•	the availability and cost of funding and capital;
•	the liquidity of digital asset trading platforms;
•	interruptions in service from or failures of major digital asset trading platforms;
•	availability of an active derivatives market for various digital assets;
•	availability of banking and payment services to support cryptocurrency-related projects;
•	level of interest rates and inflation;
•	monetary policies of governments, trade restrictions, and fiat currency devaluations; and
•	national and international economic and political conditions.

There is no assurance that any digital asset will maintain its value or that there will be meaningful levels of trading activities. For example, in 2022 we witnessed dampened demand for trading digital assets in the wake of industry turmoil, impacting our operating results. In the event that the price of digital assets or the demand for trading digital assets decline, our business, operating results, and financial condition could be adversely affected.

Our operating results are dependent on the prices of digital assets and volume of digital asset transactions, which have historically been volatile and are subject to social media and publicity risks.

Activities in bitcoin and other digital assets also receive a high degree of public scrutiny, both from traditional media sources and through social media and other forums. Unfavorable publicity regarding bitcoin has adversely affected the price of bitcoin, as has unfavorable publicity involving other digital assets or digital asset-focused firms. Bitcoin has in the past, and may in the future, be the target of media criticism, including regarding the market value, utility and environmental effects of bitcoin. Such unfavorable media coverage could continue to materially impact decisions to buy, hold, or trade bitcoin and, as a result, impact the price of bitcoin.

In addition, social media posts and other statements and actions by prominent individuals, including Elon Musk and Michael Saylor, have resulted in outsized movements in the market price of bitcoin and other cryptocurrencies. It is possible that future statements by Mr. Musk, Mr. Saylor and other individuals concerning bitcoin and other cryptocurrencies will have disproportionate impacts on the market price of bitcoin and other digital assets.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, within the past several years:

•
President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and this working group was required to submit a report with regulatory and legislative proposals on or before July 22, 2025;

•
in January 2025, the SEC announced the formation of a “Crypto Task Force”, which was created to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;

•
in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

•
in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

•	the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;
•	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023 (“FSMA 2023”), which regulates market activities in “cryptoassets,”

•
in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and

•	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

While the complaint against Coinbase, Inc. was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance Holdings Ltd. was dismissed on May 29, 2025, the SEC or other regulatory agencies may initiate similar actions in the future, which could materially impact the price of bitcoin and our ability to own or transfer bitcoin.

It is not possible to predict whether or when new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether or when any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and bitcoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of bitcoin, as well as our ability to hold or transact in bitcoin, and in turn adversely affect the market price of our listed securities.

Moreover, the risks of engaging in a bitcoin strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a store of value or means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Actions by U.S. banking regulators, such as the issuance in February 2023 by Federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past resulted in or contributed to reductions in access to banking services for bitcoin-related customers and service providers, or the willingness of traditional financial institution to participate in markets for digital assets. The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.

Because we have only recently enacted our bitcoin strategy, our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin. The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the FASB issued ASU 2023-08, which we have adopted.

ASU 2023-08 requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

The availability of spot ETPs for bitcoin and other digital assets may adversely affect the market price of our listed securities.

Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to bitcoin through traditional investment channels, and instead generally were only able to hold bitcoin through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin through investment vehicles that hold bitcoin and issue shares representing fractional undivided interests in their underlying bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to bitcoin.

On January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. To the extent investors view our common stock as providing exposure to bitcoin, it is possible that the value of our common stock may be influenced by the trading activity and performance of these spot bitcoin ETPs. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain. The approved spot ETPs commenced trading directly to the public on July 23, 2024. The listing and trading of spot ETPs for ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of bitcoin as well as a decline in the value of our common stock relative to the value of our bitcoin.

Although we are an operating company, and we believe we offer a different value proposition than a bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Florida corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our securities. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to bitcoin, such as bitcoin futures exchange-traded funds (“ETFs”), leveraged bitcoin futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in our common stock relative to the value of our bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for bitcoin and other digital assets could have a material adverse effect on the market price of our listed securities.

Our bitcoin strategy subjects us to enhanced regulatory oversight.

As noted above, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

A portion of our bitcoin holdings may serve as collateral securing our outstanding indebtedness pursuant to the Convertible Notes, and we may incur additional indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. The FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.

In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities. For example, it is possible that a financial institution could restrict customers from buying shares of our common stock if it were to determine that our common stock’s value is closely tied to the performance of bitcoin, signaling a reluctance to facilitate exposure to virtual currencies.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023, complaint against Binance Holdings Ltd. that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived wash trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin.

Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. While the complaint against Coinbase, Inc. was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance Holdings Ltd. was dismissed on May 29, 2025, the SEC or other regulatory agencies may initiate similar actions in the future. As the price of our listed securities is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our listed securities.

The concentration of our bitcoin holdings could enhance the risks inherent in our bitcoin strategy.

The concentration of our bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin strategy. Any future significant declines in the price of bitcoin would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business.

As a result of our bitcoin strategy, our assets are concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of the date of this prospectus, bitcoin is the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of June 30, 2025, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our bitcoin holdings will be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Further, bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions, including capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Substantially all of the bitcoin we own will be held in custody accounts at institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

•	a partial or total loss of our bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin;
•	harm to our reputation and brand;
•	improper disclosure of data and violations of applicable data privacy and other laws; or
•	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Bitcoin blockchain ecosystem or in the use of the Bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. In the past, hackers have successfully employed a social engineering attack against one of our service providers and misappropriated our digital assets, although, to date, such events have not been material to our financial condition or operating results. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with geopolitical conflicts, such as the ongoing Russia-Ukraine conflict, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our business.

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.

We will hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts will not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. In light of the significant amount of bitcoin we will hold, we will continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

Any insurance that may cover losses of our bitcoin holdings will cover only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we may maintain related to our bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. While the Bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our listed securities.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940 (the “Investment Company Act”), a company generally will be deemed to be an “investment company” for purposes of the Investment Company Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

A significant portion of our assets are concentrated in our bitcoin holdings. While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our ability to execute on our bitcoin strategy, and our business and operations and may also require us to substantially change the manner in which we conduct our business.

In addition, if bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our listed securities.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our bitcoin strategy, our use of leverage, the manner in which our bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our Board of Directors will have broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding bitcoin.

Our bitcoin strategy exposes us to risk of non-performance by counterparties.

Our bitcoin strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our bitcoin is custodian performance obligations under the various custody arrangements we have entered into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc., Binance Holdings Ltd., and Kraken, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While all of our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our bitcoin holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our bitcoin strategy, our use of leverage, the manner in which our bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Reserve Policy would require the approval of our Board, no shareholder or regulatory approval would be necessary. Consequently, our Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding bitcoin.

Our use of leverage to acquire bitcoin could increase the risk of our bitcoin treasury strategy.

We have, and may in the future, utilize leverage to acquire bitcoin, which magnifies the potential for loss with our bitcoin treasury strategy. As we use leverage to partially finance our acquisition of bitcoin, you will experience increased risks of investing in our securities. If the value of our bitcoin assets increase, then leveraging would cause the value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our bitcoin assets decreases, leveraging would cause the value of our bitcoin assets to decline more sharply than it otherwise would have had we not leveraged our business. Such a decline could negatively affect our ability to service, repurchase, repay or collateralize our debt. The effects of leverage could cause any decrease in asset value for any losses to be greater than any increase in asset value for any corresponding gains. If we incur additional leverage, you will experience increased risks of investing in our common stock.

Risks Related to our Convertible Notes and Potential Future Indebtedness

Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin strategy, fund other operations, and take advantage of new business opportunities.

Our indebtedness, whether currently existing or incurred in the future, could have important consequences to us, including:

•
limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for acquisition of additional bitcoin, working capital, developing our products and services, capital expenditures, and other general business activities and investment opportunities in our company, because we must dedicate a substantial portion of these funds to pay interest on and/or service our debt;

•
limiting our ability to obtain additional financing in the future for acquisition of additional bitcoin, working capital, capital expenditures, debt service, acquisitions, execution of our strategy, and other expenses or investments planned by us;

•	limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business, and our industry;
•	increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally;
•	requiring us to maintain bitcoin or liquid assets to cover any repurchase, conversion or collateral requirement of the Convertible Notes;
•	placing us at a competitive disadvantage as compared to our competitors that are less leveraged; and
•	limiting our ability, or increasing the costs, to refinance indebtedness.

We may be unable to service our indebtedness, which could cause us to default on our debt obligations and could force us into bankruptcy or liquidation.

Our ability to make scheduled payments on and to refinance our indebtedness (whether currently existing or incurred in the future) depends, and will depend, on and is subject to our financial and operating performance, which is influenced, in part, by general economic, financial, competitive, legislative, regulatory, counterparty business, and other risks that are beyond our control, including the availability of financing in the U.S. banking and capital markets. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, to refinance our indebtedness, or to fund our other liquidity needs. Even if refinancing indebtedness is available, any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, our bitcoin strategy anticipates that we may issue additional debt in future periods to finance additional purchases of bitcoin, but if we are unable to generate sufficient cash flow to service our debt and make necessary capital expenditures, we may be required to sell bitcoin. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or our financial covenants, which could cause us to default on our debt obligations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

Upon the occurrence of an event of default under our indebtedness (whether currently existing or incurred in the future), the holders of the defaulted indebtedness could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. Any of these events could in turn result in cross-defaults under any other indebtedness. We may not have sufficient funds available to pay the amounts due upon any such default, particularly in the event that there has been a decrease in the market value of our bitcoin holdings, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all. Any financing that we may undertake under such circumstances could result in substantial dilution of our existing stockholders, and in the absence of being able to obtain such financing, we could be forced into bankruptcy or liquidation.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes for cash upon a fundamental change or other events which require repayment of the Convertible Notes, including the mandatory repurchase provisions contained in the Indenture and at maturity, and any future debt may contain limitations on our ability to engage in cash-settled conversions or repurchases of the Convertible Notes.

In connection with any conversion of the Convertible Notes, we may elect (and if our common stock is not freely tradable, we will be required) to make cash payments in respect of the Convertible Notes being converted. However, any future debt may contain limitations on our ability to (i) pay cash upon conversion or redemption of the Convertible Notes, which may require us to elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), or (ii) sell certain bitcoin or other assets to generate cash that can be used to make such cash payments.

In addition, upon a fundamental change as defined in the indentures governing the Convertible Notes, the holders of such notes will have the right to require us to offer to purchase all of the applicable notes then outstanding at a price equal to 100% of the principal amount of the Convertible Notes, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The holders of Convertible Notes have the right to require us to repurchase all or a portion of their notes on November 30, 2026, at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any.

In order to obtain sufficient funds to pay the pay cash to repurchase the Convertible Notes or otherwise repay the Convertible Notes at maturity, we expect that we may have to refinance the Convertible Notes or obtain a waiver from the applicable holders of the Convertible Notes and we may not be able to refinance the Convertible Notes on reasonable terms, if at all. Absent a waiver from the applicable holders of the Convertible Notes, our failure to offer to purchase all applicable Convertible Notes or to purchase all validly tendered Convertible Notes or repay the Convertible Notes upon would be an event of default under the Indenture governing the Convertible Notes. Additionally, the collateral held by the collateral agent under the Indenture may not be available to us to repurchase or repay the Convertible Notes since that Collateral is subject to release only in accordance with the terms of the Indenture.

Moreover, the exercise by holders of the Convertible Notes of their right to require us to repurchase such Convertible Notes could cause a default under future debt agreements, even if the change of control or fundamental change itself does not, due to the financial effect of such repurchase on us.

The forced conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the forced conversion feature of the Convertible Notes is triggered, holders of the applicable Convertible Notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. Furthermore, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Despite our current level of indebtedness, we may incur substantially more indebtedness and enter into other transactions in the future which could further exacerbate the risks related to our indebtedness.

Our bitcoin strategy includes acquiring bitcoin using proceeds from equity and debt financings and cash flows from operations. As such, despite our current level of indebtedness, we may incur substantially more indebtedness, and we may enter into other transactions in the future. Even if we were to enter into debt or other arrangements that contain restrictions on our ability to incur additional indebtedness, these restrictions may be subject to a number of qualifications and exceptions that would allow us to incur significant additional indebtedness. To the extent we incur additional indebtedness or other obligations, the risks described herein with respect to our indebtedness may increase significantly.

Collateral requirements and the repurchase rights of holders of our Convertible Notes may constrain our bitcoin strategy and our business.

Within 45 days of the closing date of the Debt Financing, we are required to have a Loan-to-Collateral Ratio of less than or equal to 1.0 to 1.0, with the Loan-to-Collateral Ratio calculated as the aggregate outstanding principal balance of all Convertible Notes divided by the sum of (i) the aggregate market value of bitcoin collateral multiplied by 0.5263157895, plus (ii) the aggregate value of all of our cash and cash equivalents collateral. In addition, holders of Convertible Notes have the right, at such holder’s option, to require us to repurchase its Convertible Notes for cash on November 30, 2026, subject to the terms and conditions in the Indenture. The collateral held by the collateral agent under the Indenture may not be available to us to repurchase or repay the Convertible Notes since that collateral is subject to release only in accordance with the terms of the Indenture. We may need to maintain reserves in cash and cash equivalents, or otherwise liquidate bitcoin holdings or other assets when it is not desirable or advisable to do so, in order to fund such obligations, which could negatively affect our business and results of operation.

Risks Related to Our Share Repurchase Program

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value.

On June 23, 2025, we announced that our Boad authorized the Share Repurchase Program allowing us to repurchase up to $400 million of our outstanding shares of common stock.

Purchases under the Share Repurchase Program may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the Share Repurchase Program will be determined based on market conditions, share price and other factors. The Share Repurchase Program does not have an expiration date, does not require us to repurchase any specific number of shares of our common stock, and may be modified, suspended or terminated at any time without notice. There is no guarantee that any shares will be purchased under the Share Repurchase Program. Any shares that will be repurchased are intended to be retired after purchase. We may from time to time, sell put option contracts in connection with our Share Repurchase Program in order to offset the cost of our Share Repurchase Program. Additionally, TMTG may, at any time and from time to time, seek to repurchase its outstanding Convertible Notes in open-market or privately-negotiated transactions. TMTG will retain broad discretion over the terms, prices, and factors applicable to such repurchases, if any.

Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on certain share repurchases, which has increased the costs associated with repurchasing shares of our common stock. Even if our share repurchase programs are fully implemented, they may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, reduce the market liquidity for our common stock or reduce our available cash balance such that we will be required to seek financing to support our operations.

Risks Related to TMTG’s Business and Industry

Any significant disruption in service on Truth Social or Truth+, or in TMTG’s information systems, could result in a loss of users or subscribers.

Users and subscribers will access Truth Social and Truth+ through TMTG’s website and related mobile applications. TMTG’s reputation and ability to attract, retain and serve TMTG’s subscribers is dependent upon the reliable performance of TMTG’s website and related apps, network infrastructure and fulfillment processes. Interruptions in these systems could make TMTG’s website unavailable and hinder TMTG’s ability to fulfill selections. Some of TMTG’s software is proprietary, and TMTG may rely on the expertise of members of TMTG’s engineering and software development teams for the continued performance of TMTG’s software and computer systems. Service interruptions or the unavailability of TMTG’s website could diminish the overall attractiveness of TMTG’s subscription service to existing and potential subscribers.

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

TMTG’s industries, including financial products, are prone to cyber-attacks by third parties seeking unauthorized access to TMTG’s data or users’ data or to disrupt TMTG’s ability to provide service. TMTG’s products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of TMTG’s data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm TMTG’s business and reputation and diminish TMTG’s competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking are prevalent in TMTG’s industry and are likely to occur on TMTG’s systems in the future. TMTG will also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on TMTG’s platform for purposes such as spamming, spreading misinformation, or other illegal, illicit, or otherwise objectionable ends. As a result of TMTG’s prominence, the prominence and involvement of President Donald J. Trump, the size of TMTG’s user base, the types and volume of personal data and content on TMTG’s systems, and the evolving nature of TMTG’s products and services (including TMTG’s efforts involving new and emerging technologies), TMTG believes that it is a particularly attractive target for such breaches and attacks, including from nation states and highly sophisticated, state-sponsored, or otherwise well-funded actors, and TMTG may experience heightened risk from time to time as a result of geopolitical events. TMTG’s efforts to address undesirable activity on TMTG’s platform also increase the risk of retaliatory attacks. Such breaches and attacks may cause interruptions to the services TMTG provides, degrade the user experience, cause users or marketers to lose confidence and trust in TMTG products, impair TMTG’s internal systems, or result in financial harm to TMTG. TMTG’s efforts to protect its company data or the information it receives, and to disable undesirable activities on TMTG’s platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in TMTG’s vendors’ information technology systems or offerings; government surveillance; breaches of physical security of TMTG’s facilities or technical infrastructure; or other threats that evolve. For example, in June 2025, TMTG was informed by its auditor that the auditor’s internal shared drive—including certain data and information belonging to or relating to TMTG—was compromised in a cyber-attack. Although TMTG has not, as of the date of this quarterly report, determined this incident to have been material with respect to TMTG, it highlights the risk described above.

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

The Company may also be susceptible to cybersecurity threats through its third-party service providers. For example, our independent public accounting firm was subject to a data breach and, while there is no determination of the effect on the Company of the breach, the Company continues to evaluate such effects.

We may invest in or write options on securities, which may result in our bearing the risk of loss should the underlying security change in value during the life of the option.

There are several risks associated with transactions in options on securities. For example, there are significant differences between the securities and options markets that could result in an imperfect correlation between these markets, causing a given transaction not to achieve its objectives. A transaction in options or securities may be unsuccessful to some degree because of market behavior or unexpected events.

When we write a covered call option, we forgo, during the option’s life, the opportunity to profit from increases in the market value of the security covering the call option above the sum of the premium and the strike price of the call, but retain the risk of loss should the price of the underlying security decline. The writer of an option has no control over the time when it may be required to fulfill its obligation and once an option writer has received an exercise notice, it must deliver the underlying security in exchange for the strike price.

When we write a covered put option, we bear the risk of loss if the value of the underlying stock declines below the exercise price minus the put premium. If the option is exercised, we could incur a loss if we are required to purchase the stock underlying the put option at a price greater than the market price of the stock at the time of exercise plus the put premium we received when we wrote the option. While our potential gain in writing a covered put option is limited to distributions earned on the liquid assets securing the put option plus the premium received from the purchaser of the put option, we risk a loss equal to the entire exercise price of the option minus the put premium.

We may enter into reverse repurchase transactions, which are subject to the risk that the securities subject to such repurchase transaction may decline in value or that securities purchased with the proceeds of such reverse repurchase transaction will decline in value below the market value of the securities we are required to repurchase.

We may enter into reverse repurchase transactions with banks and securities dealers. A reverse repurchase transaction is a repurchase transaction in which we are the seller of, rather than the investor in, securities or other assets and agree to repurchase them at a date certain or on demand. Use of a reverse repurchase transaction may be preferable to a regular sale and later repurchase of securities or other assets because it avoids certain market risks and transaction costs. Reverse repurchase transactions involve the risk that the market value of securities and/or other assets purchased by us with the proceeds received by us in connection with such reverse repurchase transactions may decline below the market value of the securities we are obligated to repurchase under such reverse repurchase transactions. They also involve the risk that the counterparty liquidates the securities delivered to it by us under the reverse repurchase agreement following the occurrence of an event of default under the reverse repurchase agreement by us. At the time when we enter into a reverse repurchase transactions, liquid securities (cash) of ours having a value at least as great as the purchase price of the securities to be purchased are expected to be segregated on our books throughout the period of the obligation.

We may engage in the short sale of securities, which involves the risk of significant loss in the event the price of the borrowed securities appreciates before the short position closes out.

We may engage in the short sale of securities, which involves the risk of significant loss in the event the price of the borrowed securities appreciates before the short position closes out. Short sales by us that are not made where there is an offsetting long position in the asset that it is being sold short theoretically involve unlimited loss potential since the market price of securities sold short may continuously increase. Short selling allows us to profit from declines in market prices to the extent such decline exceeds the transaction costs and costs of borrowing the securities. However, since the borrowed securities must be replaced by purchases at market prices in order to close out the short position, any appreciation in the price of the borrowed securities would result in a loss. Purchasing securities to close out the short position can itself cause the price of securities to rise further, thereby exacerbating the loss. We may mitigate such losses by replacing the securities sold short before the market price has increased significantly. Under adverse market conditions, we might have difficulty purchasing securities to meet margin calls on its short sale delivery obligations, and might have to sell portfolio securities to raise the capital necessary to meet its short sale obligations at a time when fundamental investment considerations would not favor such sales.

If other short positions of the same security are closed out at the same time, a “short squeeze” can occur where demand exceeds the supply for the security sold short. A short squeeze makes it more likely that we will need to replace the borrowed security at an unfavorable price.

Investments in equity securities are subject to variation in their prices.

The prices of equity securities we have invested in may fall over short or long periods of time. In addition, common equity represents a share of ownership of a company, and rank junior to debt and preferred equity in their claim on the Company’s assets in the event of bankruptcy.

We may use leverage in our investment program, resulting in a greater risk of loss.

We may use leverage in our investment program, including the use of borrowed funds and investments in certain types of options, such as puts, calls and warrants, which may be purchased for a fraction of the price of the underlying securities. While such strategies and techniques increase the opportunity to achieve higher returns on the amounts invested, they also increase the risk of loss. To the extent we purchase securities with borrowed funds, our net assets will tend to increase or decrease at a greater rate than if borrowed funds are not used. If the interest expense on borrowings were to exceed the net return on the portfolio securities purchased with borrowed funds, our use of leverage would result in a lower rate of return than if we were not leveraged.

Investments in securities of other companies or issuers, including debt and equity instruments such as bonds, preferred or common shares, or convertible instruments, could cause us to incur losses or other expenses which could adversely affect our financial position, results of operations, and cash flows.

We currently own and may own in the future, investments in securities of companies or issuers including debt and equity instruments, which may include bonds, preferred or common shares, or convertible instruments. Certain of these investments may be traded on an exchange or other active market while other investments may not be actively traded and without a readily observable market price. With respect to investments traded on an exchange or other active market, the price of the underlying instrument may be quoted such that the market value of the instrument varies during a given trading day, or the price may be quoted less frequently. Adverse fluctuations in the value of these investments, whether market-generated or not, may be reflected as unrealized losses on our balance sheet depending on the type of investment and our accounting methodologies. We may choose to or be required to liquidate these investments in whole or in part and at prices that result in realized losses on our investment. Should we incur realized losses on liquidating these investments, our financial position, results of operations and cash flows would be adversely impacted. Our investments in the securities of companies or issuers which are engaged in the real estate industry are also subject to risks associated with the investment in real estate generally.

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

On May 20, 2023, Private TMTG filed a $3.8 billion defamation lawsuit against The Washington Post in connection with a May 13, 2023 article. On July 12, 2024, TMTG filed in Florida state court an action for defamation, injurious falsehood, and civil conspiracy against Guardian News and Media Ltd., Penske Media Corporation, a Sarasota Herald-Tribune reporter, and the above-referenced former TMTG Sub employee.  These matters remain pending, and the court denied The Washington Post’s motion to dismiss TMTG’s second amended complaint on June 6, 2024.

On November 20, 2023, in connection with reporting about Private TMTG’s financial results, Private TMTG filed a lawsuit for defamation and injurious falsehood in Florida state court against 20 media defendants. Private TMTG and one defendant — Nexstar Media, Inc. (“Nexstar”), which owns The Hill — subsequently agreed to resolve their dispute outside of court, to both parties’ mutual satisfaction. In connection with such resolution, The Hill retracted a November 13, 2023 article, and Private TMTG’s lawsuit was dismissed as to Nexstar on December 4, 2023. All other terms of TMTG’s settlement with Nexstar remain confidential, and TMTG’s lawsuit remains pending against all other defendants.  The Court denied all remaining defendants’ motions to dismiss on March 1, 2025.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

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

4.1#
Indenture, dated as of May 29, 2025, by and among Trump Media & Technology Group Corp., the Guarantors therein, and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on May 30, 2025)

4.2	Form of 0.00% Convertible Senior Secured Note due 2028 (included within Exhibit 4.1)

10.1†#
Form of Equity PIPE Subscription Agreement, dated as of May 27, 2025, by and between Trump Media & Technology Group Corp. and certain investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on May 27, 2025)

10.2†
Form of Convertible Note Subscription Agreement, dated as of May 27, 2025, by and between Trump Media & Technology Group Corp. and certain investors party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on May 27, 2025)

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
†
Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#
Certain portions of this exhibit have been redacted pursuant to Regulation S-K Item 601(b)(10)(iv). The registrant hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Date: August 1, 2025	By:	/s/ Devin Nunes
	Name:	Devin Nunes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2025	By:	/s/ Phillip Juhan
	Name:	Phillip Juhan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)