Form 10-Q
period 2025-09-30
Trump Media & Technology Group Corp.
filed 2025-11-07
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

As of November 5, 2025, there were 279,997,636 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	September 30, 2025 (Unaudited) (1)	December 31, 2024 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$166,072.7	$170,236.1
Restricted cash	335,838.8	-
Short-term investments	550,421.7	606,547.3
Trading securities	587,505.1	-
Prepaid expenses and other current assets	10,035.1	7,457.3
Accounts receivable, net	298.8	17.4
Total current assets	1,650,172.2	784,258.1

Property and equipment, net	3,557.7	4,366.0
Goodwill	120,884.2	120,884.2
Digital assets	1,466,689.0	-
Intangible assets, net	21,224.4	25,363.1
Right-of-use assets, net	2,739.0	3,416.1
Total assets	3,265,266.5	938,287.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	32,741.1	10,167.5
Related party payables	262.0	262.0
Unearned revenue	23.8	1,010.7
Current portion of long-term debt	4,689.4	4,780.5
Current portion of operating lease liability	858.5	1,080.8
Total current liabilities	38,574.8	17,301.5

Convertible notes	945,645.5	-
Long-term operating lease liability	1,933.0	2,559.7
Long-term debt – other	434.2	4,836.2
Deferred tax liability	394.9	-
Total liabilities	986,982.4	24,697.4
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Preferred Stock $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Common Stock $0.0001 par value – 999,000,000 shares authorized, 279,997,583 and 220,657,014 shares issued and outstanding at September 30, 2025 and December 31, 2024	28.1	22.1
Paid in capital	5,347,340.2	3,861,662.4
Treasury stock, at cost (779,691 and 128,138 shares)	(17,571.5)	(2,908.7)
Accumulated deficit	(3,051,702.7)	(2,945,185.7)
Total stockholders’ equity	2,278,094.1	913,590.1
Noncontrolling interest	190.0	-
Total equity	2,278,284.1	913,590.1
Total liabilities and equity	$3,265,266.5	$938,287.5

(1)
Under certain provisions of Accounting Standards Codification (“ASC”) 810, Consolidations, (“ASC 810”) we are required to separately disclose on our condensed consolidated balance sheets the assets of the consolidated variable interest entity (“VIE”) that are owned by the consolidated VIE and liabilities of the consolidated VIE as to which there is no recourse against us.

As of September 30, 2025, the total assets include $1,899.9 related to the consolidated VIE of which $1,899.9 is included in cash and cash equivalents.  Total liabilities included related to the consolidated VIE were $0.0.  As of December 31, 2024, we did not have a variable interest in the VIE, as a result no assets and liabilities of the VIE are included in our condensed consolidated balance sheet. There is no recourse against us for the liabilities of the consolidated VIE.

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except share and per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$972.9	$1,010.9	$2,677.4	$2,618.3
Operating costs and expenses(1)
Cost of revenue	446.8	123.3	1,126.4	252.9
Research and development	8,302.2	3,893.7	33,908.1	41,913.9
Sales and marketing	717.5	2,189.4	1,770.9	4,435.1
General and administration	31,056.1	17,697.0	84,852.0	95,910.7
Change in fair value of digital assets	16,204.6	-	16,204.6	-
Depreciation and amortization	1,904.1	762.2	5,516.8	771.5
Total operating costs and expenses	58,631.3	24,665.6	143,378.8	143,284.1
Loss from operations	(57,658.4)	(23,654.7)	(140,701.4)	(140,665.8)
Interest income	13,384.4	4,653.0	38,216.1	6,814.5
Interest expense	(11,474.4)	(246.7)	(15,766.3)	(2,906.5)
Investment income	984.5	-	12,069.5	-
Change in fair value of derivative liabilities	-	-	-	(225,916.0)
Loss on the conversion of convertible debt	-	-	-	(542.3)
Loss from operations before income taxes	(54,763.9)	(19,248.4)	(106,182.1)	(363,216.1)
Income tax expense	(84.6)	-	(394.9)	-
Net loss	(54,848.5)	(19,248.4)	(106,577.0)	(363,216.1)
Less net loss attributable to noncontrolling interest	40.4	-	60.0	-
Net loss available to common stockholders	$(54,808.1)	$(19,248.4)	$(106,517.0)	$(363,216.1)

Loss per share attributable to common stockholders:
Basic	$(0.20)	$(0.10)	$(0.43)	$(2.37)
Diluted*	$(0.20)	$(0.10)	$(0.43)	$(2.37)
Weighted Average Shares used to compute net loss per share attributable to common stockholders:
Basic	277,876,654	200,833,835	246,529,179	152,943,536
Diluted	277,876,654	200,833,835	246,529,179	152,943,536

(1) Operating costs and expenses include stock-based compensation expense as follows:
Research and development	$2,886.9	$-	$18,496.1	$30,142.5
General and administration	7,603.3	45.7	27,590.4	54,491.2
Total stock-based compensation expense	$10,490.2	$45.7	$46,086.5	$84,633.7

*Loss per share attributable to common stockholders for diluted calculation is based on the basic weighted shares as these are not dilutive. The basic and diluted loss per share attributable to common stockholders are therefore the same.

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Stockholders’ (Deficit)/Equity
(Unaudited)

(in thousands, except share data)	Common Stock Number of Shares	Par Value $0.00 01	Treasury Stock Number of Shares	Treasury Stock	Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)/ Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2023	87,500,000	$8.8	-	$-	$-	$(66,770.7)	$(66,761.9)	$-	$(66,761.9)
Fair value of TMTG earnout shares	-	-	-	-	2,477,550.2	(2,477,550.2)	-	-	-
Conversion of convertible notes upon reverse capitalization	6,014,534	0.6	-	-	300,425.4	-	300,426.0	-	300,426.0
Stock based compensation	1,840,000	0.2	-	-	84,587.8	-	84,588.0	-	84,588.0
Issuance of common stock upon reverse capitalization	41,346,049	4.1	-	-	219,617.5	-	219,621.6	-	219,621.6
Net loss	-	-	-	-	-	(327,599.7)	(327,599.7)	-	(327,599.7)
Balance as of March 31, 2024	136,700,583	13.7	-	-	3,082,180.9	(2,871,920.6)	210,274.0	-	210,274.0
Exercise of warrants	8,526,792	0.9	-	-	97,761.4	-	97,762.3	-	97,762.3
Issuance of earnout shares	40,000,000	4.0	-	-	(4.0)	-	-	-	-
Conversion of convertible notes into common stock	6,250,000	0.6	-	-	49,999.4	-	50,000.0	-	50,000.0
Net loss	-	-	-	-	-	(16,368.0)	(16,368.0)	-	(16,368.0)
Balance as of June 30, 2024	191,477,375	$19.2	-	$-	$3,229,937.7	$(2,888,288.6)	$341,668.3	$-	$341,668.3
Exercise of warrants	1,758,501	0.2	-	-	20,222.6	-	20,222.8	-	20,222.8
Common stock issued from SEPA	17,655,365	1.7	-	-	344,742.5	-	344,744.2	-	344,744.2
Acquisition of WCT, net of offering costs	2,600,000	0.3	-	-	132,009.1	-	132,009.4	-	132,009.4
Issuance of common stock for services	2,002	0.0	-	-	45.5	-	45.5	-	45.5
Treasury stock	-	-	(128,138)	(2,908.7)	-	-	(2,908.7)	-	(2,908.7)
Common stock for ARC settlement	1,024,517	0.1	-	-	(0.1)	-	-	-	-
Net loss	-	-	-	-	-	(19,248.4)	(19,248.4)	-	(19,248.4)
Balance as of September 30, 2024	214,517,760	21.5	(128,138)	(2,908.7)	3,726,957.3	(2,907,537.0)	816,533.1	-	816,533.1

Balance as of December 31, 2024	220,785,152	$22.1	(128,138)	$(2,908.7)	$3,861,662.4	$(2,945,185.7)	$913,590.1	-	$913,590.1
Exercise of warrants	19,292	-	-	-	221.5	-	221.5	-	221.5
Stock based compensation	-	-	-	-	17,851.7	-	17,851.7	-	17,851.7
Treasury stock	-	-	(296,345)	(8,250.2)	-	-	(8,250.2)	-	(8,250.2)
Vesting of restricted stock units	243,411	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(31,726.6)	(31,726.6)	-	(31,726.6)
Balance as of March 31, 2025	221,047,855	22.1	(424,483)	(11,158.9)	3,879,735.6	(2,976,912.3)	891,686.5	-	891,686.5
Exercise of warrants	3,659	-	-	-	42.1	-	42.1	-	42.1
Stock based compensation	-	-	-	-	17,744.6	-	17,744.6	-	17,744.6
Common stock issued in PIPE	55,857,181	5.6	-	-	1,392,401.4	-	1,392,407.0	-	1,392,407.0
Vesting of restricted stock units	825,981	0.1	-	-	(0.1)	-	-	-	-
Non-controlling interest contribution	-	-	-	-	-	-	-	250.0	250.0
Net loss	-	-	-	-	-	(19,982.3)	(19,982.3)	(19.6)	(20,001.9)
Balance as of June 30, 2025	277,734,676	$27.8	(424,483)	$(11,158.9)	$5,289,923.6	$(2,996,894.6)	$2,281,897.9	$230.4	$2,282,128.3
Exercise of warrants	2,828	-	-	-	32.5	-	32.5	-	32.5
Stock based compensation	-	-	-	-	10,490.2	-	10,490.2	-	10,490.2
Vesting of restricted stock units	241,785	-	-	-	-	-	-	-	-
Common stock issued to purchase digital assets	2,797,985	0.3	-	-	46,893.9	-	46,894.2	-	46,894.2
Treasury stock	-	-	(355,208)	(6,412.6)	-	-	(6,412.6)	-	(6,412.6)
Net loss	-	-	-	-	-	(54,808.1)	(54,808.1)	(40.4)	(54,848.5)
Balance as of September 30, 2025	280,777,274	28.1	(779,691)	(17,571.5)	5,347,340.2	(3,051,702.7)	2,278,094.1	190.0	2,278,284.1

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net loss	$(106,577.0)	$(363,216.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on debt	15,396.0	2,780.1
Change in fair value of derivative liability	-	225,916.0
Depreciation and amortization	5,516.8	771.5
Loss on extinguishment of debt	-	542.3
Stock based compensation	46,086.5	84,633.7
Change in fair value of digital assets	16,204.6	-
Net unrealized loss on investments	10,845.6	-
Operating lease amortization	677.1	201.2
Deferred taxes	394.9	-
Change in operating assets and liabilities
Other current assets	(7,640.2)	(3,751.4)
Accounts receivable	(281.4)	66.1
Unearned revenue	(986.9)	(2,453.5)
Operating lease liabilities	(662.1)	(168.6)
Accounts payable and accrued expenses	23,664.9	2,038.7
Net cash provided by/(used in) operating activities	2,638.8	(52,640.0)

Cash flows used in investing activities
Purchases of property and equipment	(569.7)	(5,031.2)
Purchase of intangible assets	-	(7,000.0)
Purchases of digital assets	(1,436,000.0)	-
Purchases of short-term investments	(18,874.4)	(300,742.5)
Proceeds from sales of short-term investments	75,000.0	-
Purchases of trading securities	(592,756.4)	-
Sales of trading securities	92.3	-
Net cash used in investing activities	(1,973,108.2)	(312,773.7)

Cash flows provided by financing activities
Proceeds of convertible notes	960,000.0	47,455.0
Repayment of long-term debt	(4,629.6)	-
Proceeds from merger	-	233,017.5
Proceeds from PIPE	1,395,318.3	-
Payments of debt and equity offering costs	(34,399.3)	-
Repurchases of common stock	(14,662.8)	(2,908.7)
Proceeds from SEPA, net	-	339,463.1
Proceeds from the exercise of warrants, net	268.2	117,949.8
Contribution for non-controlling interest	250.0	-
Net cash provided by financing activities	2,302,144.8	734,976.7

Net change in cash, cash equivalents, and restricted cash	331,675.4	369,563.0
Cash, cash equivalents, and restricted cash, beginning of period	170,236.1	2,572.7
Cash, cash equivalents, and restricted cash, end of period	$501,911.5	$372,135.7

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	166,072.7	372,135.7
Restricted cash	335,838.8	-
Total cash, cash equivalents, and restricted cash, end of period	$501,911.5	$372,135.7

Supplemental disclosure of cash flow information
Cash paid for interest	$370.4	$126.4
Cash paid for taxes	$895.7	$1,897.7

Noncash investing and financing activities
Shares issued for conversion of convertible notes	$-	$350,426.0
Operating lease assets obtained in exchange for operating lease obligations	$-	$2,703.0
Common stock issued for business combination	$-	$132,171.0
Common stock issued for digital assets	$46,894.2	$-
Debt and equity offering costs	$41,328.4	$10,107.5
Digital assets exchanged for other digital assets	$17,055.1	$-

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

(Amounts in thousands, except share, per share, and quantity data)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements include the historical accounts of TMTG Sub Inc. f/k/a Trump Media & Technology Group Corp. (“Private TMTG” or “Predecessor TMTG” or, prior to the closing on March 25, 2024, “TMTG”), which changed its name from Trump Media Group Corp. in October 2021. The mission of TMTG is to end Big Tech’s assault on free speech by opening up the Internet and giving people their voices back. TMTG operates Truth Social, a social media platform established as a safe harbor for free expression amid increasingly harsh censorship by Big Tech corporations, as well as Truth+, a streaming platform focusing on family friendly live TV channels and on-demand content.  TMTG is also launching Truth.Fi, a financial services and FinTech brand incorporating America First investment vehicles, and a digital asset strategy--including a bitcoin and Cronos treasury--to help ensure the Company’s financial freedom and protect against discrimination by financial institutions.

Merger

On March 25, 2024, TMTG consummated the transactions contemplated by the Merger Agreement dated October 20, 2021, between Digital World Acquisition Corp. (the “Company,” “Digital World” or “DWAC” or, following the closing on March 25, 2024, “TMTG” or “New Digital World”), DWAC Merger Sub, Private TMTG, ARC Global Investments II (“ARC”), LLC and TMTG’s Chief Legal Officer, as amended on May 11, 2022, August 9, 2023 and September 29, 2023. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, upon the Closing, DWAC Merger Sub merged with and into TMTG, with TMTG surviving as a wholly owned subsidiary of Digital World. TMTG’s stockholders (excluding former TMTG noteholders) received 87,500,000 shares of Digital World Class A common stock (excluding 40,000,000 Earnout Shares), subject to certain adjustments and earnout provisions, in exchange for TMTG common stock. This was, in substance, a continuation of the TMTG shareholders’ equity interests in the TMTG business, plus up to an additional 7,854,534 shares of New Digital World common stock to be issued upon conversion of outstanding TMTG Convertible Notes immediately prior to the Closing.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the Investment Company Act. In addition, we do not invest or intend to invest in securities as our primary business.

Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings could result in us inadvertently becoming an investment company that is required to register under the Investment Company Act. Following such events or certain transactions, an exemption under the Investment Company Act would provide us up to one year to take steps to avoid becoming classified as an investment company. We expect to take steps to avoid becoming classified as an investment company, but no assurance can be made that we will successfully be able to take the steps necessary to avoid becoming classified as an investment company.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the fair value of assets acquired and liabilities assumed in business acquisitions, the assessment of recoverability of our goodwill and long-lived assets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates and assumptions reflected in the unaudited condensed consolidated financial statements relate to and include, but are not limited to, fair value of intangible assets acquired in business acquisitions, recoverability of goodwill and intangibles, fair value of short-term investments, trading securities, and digital assets, the fair value of our option liabilities and asset, useful lives of intangibles and depreciable assets, and stock-based compensation.

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

On April 2, 2025, we provided initial operational funding to Yorkville America, LLC, (“Yorkville America”), through a services agreement and licensing agreement. Yorkville America, through its subsidiaries serves as the Registered Investment Advisor for investment vehicles and financial products which focus on investments in American growth, manufacturing, energy companies, security and defense, and digital assets, as well as investments that strengthen the Patriot Economy. Pursuant to the terms of the services agreement, we will provide a majority of the operational funding for Yorkville America, in exchange for a majority of their net profit. Additionally, through a licensing agreement, Yorkville America may utilize Truth.Fi and certain Truth Social intellectual property to market their investment vehicles and financial products.  Substantially all of the business activity of Yorkville America is conducted on behalf of TMTG. We determined this represented a variable interest in Yorkville America. We do not maintain any equity ownership in Yorkville America.

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

As of September 30, 2025, we held a variable interest in four VIEs for which we are not the primary beneficiary. Yorkville America sponsors certain investment products, including exchange-traded funds, for which it earns a Sponsor Fee in exchange for providing management and advisory services. The Sponsor Fees represent the primary economic interest in the VIEs. TMTG nor any of our consolidated entities hold equity investments or other financial interest in the VIEs as of September 30, 2025. As a result, Yorkville America controls the power to direct the activities most significant to these VIEs performance, although the obligation to absorb losses and the right to receive benefits from the VIE is held by the shareholders of the sponsored investment products. The Sponsor Fees do not represent a variable interest that could potentially be significant to the economic performance of the VIEs.

Our maximum exposure to loss as a result of our involvement with the unconsolidated VIEs is limited only to our loss of future Sponsor Fees and uncollected fee receivables in this VIE, which was $0 as of September 30, 2025 and December 31, 2024.  We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. The sponsored investment products of the unconsolidated VIEs did not have any assets or liabilities as of September 30, 2025 and December 31, 2024.

Restricted cash

Restricted cash consists of cash equivalents held as collateral with the Collateral Agent to our Notes (Note 9) and as security on unexpired put options.

Unearned revenue

Unearned revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers and is recognized as services are performed. Unearned revenue from subscription contracts is recognized on a straight-line basis over the term of the contract. Unearned revenue of $0.0 and $1,010.7 was recognized as revenue for the three and nine months ended September 30, 2025, respectively, and is included in the unearned revenue balance as of December 31, 2024. Unearned revenue as of September 30, 2025, was generated from paid subscriptions to Truth+ and is expected to be recognized during the succeeding 12-month period; therefore it is presented as a current liability on the condensed consolidated balance sheets.

Investments

Investments in equity securities are classified by individual security as available-for-sale or trading securities.  Our trading securities consist primarily of equity exchange traded funds that invest in digital assets, and also include purchased call options. We had trading securities of $587,505.1 at September 30, 2025 and $0.0 at December 31, 2024, that are carried on our balance sheet at fair value. Unrealized gains and losses associated with trading securities are reflected in the condensed consolidated statement of operations. As of September 30, 2025, $455,000.0 of our trading securities served as collateral to convertible notes (Note 9).

We did not have any investments classified as available-for-sale as of September 30, 2025.

Options

We manage our exposure to bitcoin price fluctuation through derivative instruments on bitcoin related securities, as part of our digital asset treasury strategy. In order to manage this risk, we sell covered put and covered call options, purchase call options or use a synthetic long strategy that uses a combination of a purchased call option and a sold put option which provides us exposure to increases in bitcoin prices while limiting downside risk should the price decrease.

Written covered put and call options on bitcoin related securities generate premium income and allow us to purchase bitcoin related securities at lower effective prices.  The put options are covered by cash collateral to cover potential purchases and the call options are covered by our ownership in the underlying security. In exchange for this commitment, we receive premiums immediately paid in cash. The difference between the premium received and the amount paid while affecting a closing purchase transaction, including brokerage commissions, is also treated as a realized investment gain or loss.  This premium acts as income, increasing our investment yield.  If the written option expires worthless, we keep the full premium as profit with no obligation to purchase. If a put option is exercised, we buy the security at the strike price using the cash collateral, and the premium received reduces the effective cost basis, allowing us to acquire the securities at a discount compared to direct market purchases.  If a written call option is exercised, we sell the security at the strike price using our existing holdings of the security, and the premium received reduces any loss or increases any gain we may incur.

The writer of an option bears the market risk of an unfavorable change in the price of the security underlying the written option. The aggregate fair value of unexpired options written is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. Cash held as collateral for written options is classified as restricted cash on the condensed consolidated balance sheet. Securities held as collateral for outstanding written call options are presented within trading securities on the condensed consolidated balance sheet. As of September 30, 2025, we had $309,000.0 of restricted cash covering our unexpired put options. We did not have unexpired covered call options as of September 30, 2025.

We record these derivative instruments on our condensed consolidated balance sheets at fair value and typically do not offset derivative assets and liabilities. Cash flows from derivative financial instruments and the related gains and losses are classified as cash flows from operating activities on the condensed consolidated statements of cash flows.  The changes in the fair values of these option contracts are immediately recognized as investment income in our condensed consolidated statements of operations.

Digital Assets

Our digital assets consist of our investments in bitcoin and Cronos. We retain ownership of and control over our digital assets and use third-party custodial services to secure them. The cost basis of our digital assets is calculated using the weighted-average method.

Digital assets purchased are initially recorded at cost, including capitalized transaction costs or fees, and subsequently, remeasured at fair value based on the exchange quoted price throughout the reporting period, with changes in fair value recognized on the condensed consolidated statement of operations.

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

One advertising platform accounted for 85% and 94% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively.

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

Recently issued accounting standards

In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”).  ASU 2023-08 requires digital assets to be measured at fair value as of the end of each reporting period in the balance sheet, with gains and losses from changes in fair value of the digital assets recognized in net income for each reporting period.  We determine the fair value of bitcoin and Cronos in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on its principal market.  This update also requires certain interim and annual disclosures for digital assets within the scope of the standard.  This ASU is effective for fiscal years beginning after December 15, 2024.  The adoption of this standard will have a material impact on the presentation of our condensed consolidated financial statements, due to our addition of digital assets to our balance sheet.

In December 2023, the FASB issued ASU, 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a material impact on our unaudited condensed consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending December 31, 2026. We are currently evaluating the impacts of the adoption of ASU 2025-05 on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the outdated guidance for accounting for software costs by aligning the accounting with how software is developed today. This ASU is effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either prospectively, retrospectively, or utilizing a modified transaction approach. We are currently evaluating the impact of ASU 2025-06 on our consolidated financial statements and related disclosures.

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

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

Digital World common stock, outstanding prior to the Business Combination	39,636,904
Shares issued to Digital World convertible noteholders, converted immediately prior to Business Combination	1,709,145
Predecessor TMTG Shares	87,500,000
Shares issued to former TMTG convertible noteholders (1)	7,854,534
Common stock immediately after the Business Combination (2)	136,700,583

(1)	Notes converted into Private TMTG shares immediately prior to consummation of the Business Combination.

(2)	Excludes 1,024,517 additional shares issued to former Digital World Class B shareholders in connection with a court order in September 2024.

The number of Predecessor TMTG shares was determined as follows:
	Predecessor TMTG Shares	Shares issued to shareholders of Predecessor TMTG

Common stock	100,000,000	87,500,000
	100,000,000	$87,500,000

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

Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.

Level 3. Significant unobservable inputs which are supported by little or no market activity.

	As of September 30, 2025
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds(1)	$138,334.7	$-	$-
Repurchase agreements	550,421.7	-	-
Exchange traded funds(2)	584,865.1	-	-
Call option asset(2)	2,640.0	-	-
Digital assets	1,466,689.0	-	-
Total assets measured at fair value	$2,742,950.5	$-	$-

Liabilities
Option premium liabilities(3)	$13,136.5	$-	$-
Convertible notes	-	-	1,013,040.6
Total liabilities measured at fair value	$13,136.5	$-	$1,013,040.6

	As of December 31, 2024
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds(1)	$160,084.0	$-	$-
Repurchase agreements	606,547.3	-	-
Total assets measured at fair value	$766,631.3	$-	$-

(1)  Money market funds are reflected in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets.
(2)  Reflected in trading securities in the condensed consolidated balance sheets.
(3)  Option premium liabilities is reflected in accounts payable and accrued expenses in the condensed consolidated balance sheets.

The fair value of our money market funds, repurchase agreements, trading securities, digital assets, call option asset and option premium liabilities are classified within Level 1, because we use quoted market prices to determine their fair value. Options and exchange traded funds are valued based on the last trade price on the primary exchange on which they are traded. We have not experienced any material losses related to these securities.

NOTE 5 – DIGITAL ASSETS

Our digital asset holdings as of September 30, 2025 and December 31, 2024 consist of the following:

		As of September 30, 2025			As of December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	11,542.16	$1,368,082.6	$1,320,108.6	-	$-	$-
Cronos	756,079,523.00	113,949.3	146,580.4	-	-	-
		$1,482,031.9	$1,466,689.0		$-	$-

The following table presents a reconciliation of our digital asset holdings:

	Bitcoin	Cronos
Balance at December 31, 2024	$-	$-
Purchases of digital assets	1,386,000.0	96,894.2
Exchange of digital assets	(17,055.1)	17,055.1
Sale of digital assets	(0.6)	-
Change in fair value	(48,835.7)	32,631.1
Balance at September 30, 2025	$1,320,108.6	$146,580.4

As of September 30, 2025, we had 4,260.73 bitcoin with a fair value of $487,311.5 serving as collateral to convertible notes (Note 9). We are restricted from selling this bitcoin subject to meeting certain Loan-to-Collateral Ratio requirements, with restrictions lifted no later than maturity of the convertible notes on May 29, 2028.  We are also restricted from selling 684,427,004 Cronos with a fair value of $132,689.2 pursuant to a Purchase Agreement, which allows us to sell up to specified percentages of our restricted Cronos over a three-year period ending on August 26, 2028.

NOTE 6– GOODWILL AND INTANGIBLE ASSETS

The following table summarizes changes in our goodwill balance:

Balance at December 31, 2024	$120,884.2
Goodwill related to acquisitions	-
Balance at September 30, 2025	$120,884.2

Finite-lived intangible assets, net are summarized as follows:
	September 30, 2025

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(5,664.2)	$18,835.8
Exclusivity rights	3,100.0	(711.4)	2,388.6
Intangible assets, net	$27,600.0	$(6,375.6)	$21,224.4

Amortization expense was $1,394.7 and $501.7 for the three months ended September 30, 2025 and 2024, respectively, and $4,138.7 and $501.7 for the nine months ended September 30, 2025 and 2024, respectively.  As of September 30, 2025, the weighted-average remaining amortization period for amortizable intangible assets was 3.84 years.

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(1,991.2)	$22,508.8
Exclusivity rights	3,100.0	(245.7)	2,854.3
Intangible assets, net	$27,600.0	$(2,236.9)	$25,363.1

Based on the balance of finite-lived intangible assets at September 30, 2025, expected future amortization expense is as follows:

Year Ending December 31:
2025 (remainder of)	$1,394.7
2026	5,529.9
2027	5,533.5
2028	5,548.7
2029	3,217.6
$21,224.4

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	September 30, 2025	December 31, 2024
Property and equipment
Furniture and equipment	$42.8	$34.5
Computer equipment	5,716.1	5,154.6
Accumulated depreciation	(2,201.2)	(823.1)
Property and equipment, net	$3,557.7	$4,366.0

Total depreciation expense was $509.4 and $260.6 for the three months ended September 30, 2025 and 2024, respectively, and was $1,378.1 and $269.8 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:
	September 30, 2025	December 31, 2024
Accounts payable	$7,696.6	$1,483.3
Other accrued expenses	11,589.7	7,443.4
Option premium liabilities	13,136.5	-
Income tax payable	10.1	732.6
Franchise tax payable	308.2	508.2
Accounts payable and accrued expenses	$32,741.1	$10,167.5

NOTE 9 – LONG-TERM DEBT

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

Within 45 days of closing, we were required to have a Loan-to-Collateral Ratio of less than or equal to 1.0 to 1.0, with the Loan-to-Collateral Ratio calculated as the aggregate outstanding principal balance of all Notes divided by the sum of (i) the aggregate market value of bitcoin collateral multiplied by 0.5263157895, plus (ii) the aggregate value of all of cash and cash equivalents collateral. Required collateral of $1,000,000.0 was delivered to the Collateral Agent within 45 days of closing. We have utilized this cash delivered to the Collateral Agent to purchase bitcoin and bitcoin related assets to serve as collateral in order to meet our Loan-to-Collateral Ratio.  As of September 30, 2025, we have $26,838.8 of restricted cash, $455,000.0 of trading securities, and $487,311.5 of bitcoin serving as collateral.

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

For the three and nine months ended September 30, 2025, we accreted $11,344.8 and $15,259.5, respectively, of interest expense on the Notes.  The effective interest rate of the Notes is 4.80% per annum. The estimated fair value of the Notes as of September 30, 2025 was $1,013,040.6, and is based on unobservable inputs in which there is little or no market data and therefore is classified as a Level 3 fair value measurement.

Term Loan

We assumed a loan from our business combination with WorldConnect Technologies, LLC.  As of September 30, 2025, and December 31, 2024, the term loan had a carrying amount of $5,123.6 and $9,616.7, respectively, with $4,689.4 and $4,780.5 of the term loan due within 12 months of September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, we accreted interest expense of $97.6 and $120.2, respectively, and for the nine months ended September 30, 2025 and 2024, accreted interest expense of $506.8 and $120.2, respectively, related to the term loan.

The term loan carries an effective interest rate of 7.72% per annum and requires future payments of $5,000.0 in August 2026 and $500.0 in August 2027.

Future minimum payments of the long-term debt as of September 30, 2025 is as follows:

Year Ending December 31:
2025 (remainder of)	$-
2026	1,005,000.0
2027	500.0
Total future minimum payments	1,005,500.0
Less: unamortized original issue discount and debt issuance costs	(54,730.9)
950,769.1
Less: current	(4,689.4)
$946,079.7

NOTE 10 – LEASES

During the nine months ended September 30, 2025, the Company did not enter into additional leases with terms longer than 1 year.  We elected not to recognize ROU assets and lease liabilities arising from short-term leases with initial terms of twelve months or less (deemed immaterial) on the condensed consolidated balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate.  The weighted average incremental borrowing rate applied was 7.86%.  As of September 30, 2025, our leases had a remaining weighted average term of 2.94 years.

Operating leases are included in the consolidated balance sheets as follows:

	Classification	September 30, 2025	December 31, 2024
Lease assets
Operating lease cost ROU assets, net	Assets	$2,739.0	$3,416.1
Total lease assets		$2,739.0	$3,416.1

Lease liabilities
Operating lease liabilities, current	Current liabilities	$858.5	$1,080.8
Operating lease liabilities, non-current	Liabilities	1,933.0	2,559.7
Total lease liabilities		$2,791.5	$3,640.5

The components of lease costs, which are included in loss from operations in our consolidated statements of operations were as follows:

	Three months ended

	September 30, 2025	September 30, 2024
Lease costs
Operating lease costs	$287.6	$137.4
Variable lease costs	39.7	66.8
Short-term lease costs	8.5	9.3
Total lease costs	$335.8	$213.5

	Nine months ended

	September 30, 2025	September 30, 2024
Lease costs
Operating lease costs	$865.0	$249.0
Variable lease costs	107.4	122.8
Short-term lease costs	25.6	35.1
Total lease costs	$998.0	$406.9

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the year ended September 30, 2025, are as follows:

2025 (remainder of)	$285.7
2026	1,009.6
2027	1,005.1
2028	770.9
2029	87.9
Total future minimum lease payments	3,159.2
Amount representing interest	(367.7)
Present value of net future minimum lease payments	$2,791.5

NOTE 11 - INCOME TAXES

The estimated annual effective tax rate applied to the nine months ended September 30, 2025, is 0.4% which differs from the US federal statutory rate of 21% principally due to the projection of U.S. net operating loss for the fiscal 2025 with full application of a valuation allowance and the change in the net deferred tax liability remaining after application of the valuation allowance (“naked credit” or “hanging credit”).  As of September 30, 2025, we had US Federal and state net operating loss carryforwards (“NOLs”) with a tax benefit of $43,816.9. NOLs are available for use indefinitely.

NOTE 12 – RELATED PARTY TRANSACTIONS

Administrative Services Arrangement

An affiliate of the Digital World Sponsor ARC agreed to make available to the Digital World certain general and administrative services, including office space, utilities and administrative services, as Digital World required from time to time. The agreement with the Sponsor was terminated on April 5, 2023, and $221.0 was unpaid as of September 30, 2025.

Advances

During 2022, the Digital World Sponsor paid, on behalf of Digital World, $470.8 to a vendor for costs incurred by Digital World and $41.0 directly to Digital World. As of September 30, 2025, our obligation to the Sponsor for such payments was outstanding in the amount of $41.0.

Placement Agent Fee

We paid a placement agent fee to Yorkville Securities, LLC (“Yorkville Securities”), an entity under common ownership with our consolidated VIE, Yorkville America, in the amount of $71,899.4 for acting as the Placement Agent to our Equity PIPE Subscription Agreement and Convertible Senior Secured Notes Subscription Agreement which closed on May 29, 2025.  Of the consideration paid, $41,328.4 was netted against proceeds due from Yorkville Securities for the purchase of shares of our common stock and $30,571.0 was paid in cash.  As of September 30, 2025, we did not have any amount payable due to Yorkville Securities.

In connection with the Equity PIPE Subscription Agreement, Yorkville Advisors Global LP, an affiliate of Yorkville America, purchased shares of our common stock for aggregate proceeds equal to $208,671.6.

Yorkville America Transaction

Yorkville America serves as the Registered Investment Advisor for investment vehicles and financial products that utilize our Truth.Fi and certain Truth Social intellectual property, where we are the primary beneficiary. We paid certain compensation and professional fees totaling $125.0 and $200.0 for the three and nine months ended September 30, 2025, respectively, to affiliates of Yorkville America related to the management of our VIE.

NOTE 13 – LOSS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of stock outstanding during the period.   We computed diluted earnings per share of common stock based on the weighted average number of shares of stock outstanding plus potentially dilutive shares of stock outstanding during the period.  Potentially dilutive shares of stock from employee incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs, convertible notes and warrants.  There were no dilutive potential common shares for the periods ended September 30, 2025 and 2024 because we incurred a net loss and the potential dilutive shares are anti-dilutive.

Total common stock equivalents excluded from dilutive earnings/loss per share are as follows:

	September 30, 2025	September 30, 2024
Convertible notes	28,799,996	-
Warrants	11,019,766	11,205,934
RSUs	2,672,526	-
Total common stock equivalents excluded from dilutive income/loss per share	42,492,288	11,205,934

NOTE 14 – STOCKHOLDERS’ EQUITY

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

On June 23, 2025, our Board of Directors authorized the repurchase of up to $400,000.0 of our common stock (the “Share Repurchase Program”). We may repurchase share or warrants from time to time on the open market, including in block trades, in accordance with applicable federal securities rules and regulations. The Share Repurchase Program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice.  The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements, and will be funded by available cash and cash equivalents. As of September 30, 2025, we had repurchased 355,208 shares at an average price of $18.02 per share and total cost of $6,400.1, in accordance with the program.

On August 26, 2025, we entered into a privately negotiated purchase agreement (the “Purchase Agreement”) with Foris Holdings US, Inc. (“Foris”) the parent company of Crypto.com. Pursuant to the Purchase Agreement, we transferred to Foris 2,797,985 shares of our common stock, par value $0.0001 per share, and $50,000.0 of cash, in exchange for 684,427,004 Cronos, which is the native cryptocurrency of the Cronos blockchain.

The following table summarizes warrant activity:
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	11,045,545	$11.50	4.31	-
Granted	-	-	-	-
Exercised	(25,779)	11.50	-	-
Expired or cancelled	-	-	-	-
Outstanding at September 30, 2025	11,019,766	$11.50	3.56	$54,217,249
Exercisable at September 30, 2025	11,019,766	$11.50	3.56	$54,217,249

NOTE 15 – STOCK BASED COMPENSATION

2024 Equity Incentive Plan

At our Annual Meeting of Stockholders on April 30, 2025, our stockholders approved our amended and restated 2024 Equity Incentive Plan to automatically increase the available share pool each January 1 commencing in 2026 through 2034 by an amount equal to 5% of the total number of shares of common stock outstanding as of the prior December 31, each year.  The name of the 2024 Plan has been updated to the Trump Media & Technology Group Corp. 2024 Equity Incentive Plan and the applicable governing law has been updated to the laws of the State of Florida.

The following table summarizes stock award activity:
	Number of Shares of Common Stock	Weighted Average Grant-Date Fair Value	Aggregate Fair Value
Outstanding at January 1, 2025	1,821,015	$33.94	-
Granted: RSUs	2,248,094	25.72	-
Vested	(1,311,177)	32.89	-
Forfeited	(85,406)	29.66	-
Outstanding at September 30, 2025	2,672,526	$27.93	$43,882.9

The aggregate fair value of awards that vested in the three and nine months ended September 30, 2025 was $4,083.0 and $29,442.9, respectively, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested includes shares of common stock that we withheld from employees to satisfy the minimum statutory tax withholding requirements.

As of September 30, 2025, unrecognized compensation expense related to non-vested equity grants was $70,463.7 with an expected remaining weighted-average recognition period of approximately 1.88 years.

NOTE 16 – INVESTMENT INCOME

Investment income consists of the following:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Option premium income	$15,333.9	$22,912.1
Realized gain on sale of trading securities	2.5	3.0
Unrealized loss on trading securities	(11,418.0)	(7,802.0)
Change in fair value of option premiums	(2,933.9)	(3,043.6)
	$984.5	$12,069.5

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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
On August 14, 2025, UAV, Mr. Litinsky, and Mr. Moss filed an appeal in the Second District Court of Appeal as to the July 15, 2025 motion to dismiss order (2D2025-2192).

On August 20, 2025, ARC filed its Third Amended Answer, Defenses, and Affirmative Defenses to Plaintiffs’ Second Amended Complaint, and Mr. Orlando filed his Second Amended Answer, Defenses, and Affirmative Defenses to Plaintiffs’ Second Amended Complaint.

On September 5, 2025, Digital World and Private TMTG filed a motion to compel FranLu LLC – which the Court granted in part on October 1.  On that same date, President Trump filed a motion to quash a subpoena directed to him, which the Court granted on October 6.

On September 11, 2025, UAV, Mr. Litinsky, and Mr. Moss filed an Amended Answer.  On September 12, 2025, non-party FranLu, LLC filed a motion for protective order.  On September 16, 2025, Iowa and 19 other states filed an amici curiae brief in support of President Trump’s September 5 motion to quash.

On September 18, 2025, the United States filed a statement of interest in support of President Trump’s September 5 motion to quash.  On September 19, 2025, the Court stayed President Trump’s deposition.

On September 26, 2025, ARC and Mr. Orlando filed a motion for partial summary judgment as to extortion claims filed by Digital World and Private TMTG.

On September 29, 2025, Digital World and Private TMTG filed a memorandum regarding whether the appearance of Gunster, Yoakley, & Stewart PA (“Gunster”) required the Court’s recusal.

On October 7, 2025, ARC and Mr. Orlando filed a motion to disqualify the Honorable Hunter W. Carroll, which the Court granted on October 10.  On October 14, 2025, the case was reassigned to the Honorable Diana Moreland. Also on October 14, Digital World and Private TMTG filed a motion to disqualify Gunster and reassign the action to Judge Carroll.

Also on October 21, Digital World and Private TMTG filed an emergency petition for writ of mandamus with the Second District Court of Appeals (2D2025-2814) requesting the court quash Judge Carroll’s order recusing himself. The Second District Court of Appeals denied Digital World and Private TMTG’s request for expedited treatment of the petition.

A three-week jury trial has been scheduled to begin in July 2026.

Litigation with ARC in Delaware

On February 29, 2024, ARC filed a lawsuit in the Court of Chancery of the State of Delaware (C.A. No. 2024-0186-LWW) against Digital World and its directors, alleging an impending violation of the Digital World Charter. ARC alleged that Digital World failed to commit to issue conversion shares to ARC that ARC claims it is owed upon the consummation of the Business Combination pursuant to the Charter. ARC claimed a conversion ratio of 1.81:1 and sought specific performance and damages for the alleged breach of the Charter, a declaratory judgment that the certain derivative securities of Digital World should be included in the calculation of the conversion ratio, a finding that the directors of Digital World breached their fiduciary duties, and a preliminary injunction to enjoin the Business Combination until Digital World “corrected” the conversion ratio. TMTG defended Digital World’s calculation of the conversion ratio and related rights. In addition to its complaint, ARC also filed a motion with the Court of Chancery requesting that the case schedule be expedited to enable the Court of Chancery to conduct an injunction hearing prior to the March 22, 2024, shareholder vote. On March 5, 2024, the Court of Chancery denied ARC’s motion, stating that it would not conduct a merits or injunction hearing before March 22, 2024. Consequently, the Court of Chancery also denied ARC’s request to postpone the Business Combination vote until after a merits hearing. The Court of Chancery ruled that Digital World’s proposal to deposit disputed shares into an escrow account at the close of the Business Combination was adequate to prevent potential irreparable harm related to ARC’s share conversion. The Court of Chancery also found that Digital World’s public disclosures about ARC’s claims and possible conversion scenarios at the close of the Business Combination further mitigated the risk of irreparable harm due to insufficient disclosure for the March 22, 2024 vote. As a result, on March 21, 2024, Digital World entered into two escrow agreements with Odyssey, as follows: (i) an escrow agreement for the benefit of ARC (the “ARC Escrow Agreement”), pursuant to which DWAC deposited into escrow 3,579,480 shares of TMTG shares of common stock (“Common Stock”), and (ii) an escrow agreement for the benefit of the Non-ARC Class B Shareholders (the “Non-ARC Class B Shareholders Escrow Agreement,” and together with the ARC Escrow Agreement, the “Disputed Shares Escrow Agreements”), pursuant to which TMTG deposited into escrow 1,087,553 shares of TMTG Common Stock, which amounts represent the difference between the actual conversion ratio, determined by Digital World’s board of directors upon closing of the Business Combination (which was determined to be 1.348:1), and a conversion ratio of 2.00:1. On September 16, 2024, the Court of Chancery issued its order in this matter setting the conversion ratio at 1.4911:1. The Court of Chancery ruled against ARC on a substantial majority of its claims, reducing ARC’s proposed calculation of the conversion ratio of 1.81:1 by approximately 70% and holding that the former board members of Digital World did not breach any fiduciary duties in setting the conversion ratio calculation or in their public disclosures of the same. As a result of the Court of Chancery’s order, a portion of the disputed shares of Common Stock held in escrow were released to ARC. The release of Common Stock is subject to the terms and conditions of the ARC Escrow Agreement with the Escrow Agent and TMTG. Accordingly, 785,825 shares of TMTG Common Stock, which represents the Court’s calculation for the difference between a ratio of 1.348:1 and 1.4911:1, were released from escrow (the “Court Ratio”). Both parties still retain the option to file an appeal within 30 days after the Court of Chancery’s final order. In connection with the Court of Chancery’s final order, 238,692 Common Shares deposited in the Non-ARC Class B Shareholders Escrow Agreement, representing the Court Ratio, were released to the applicable holders, subject to the terms and conditions of the Non-ARC Class B Shareholders Escrow Agreement and the Securities Act of 1933, as amended. On October 23, 2024, ARC filed a motion for a $1,000,000 fee award. On July 14, 2025, the Court adjusted the fee award downward, awarding ARC $75,000—less than 10% of the amount initially sought. On August 25, 2025, the Court entered a final order and judgment.  On September 10, 2025, ARC filed an appeal to the Delaware Supreme Court (No. 375, 2025).  On September 23, 2025, Digital World filed a cross-appeal.

Litigation with Orlando in Delaware

On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Court of Chancery seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”) (C.A. No. 2024-0264-CDW). Mr. Orlando’s allegations relate to certain provisions in the Digital World Charter, Digital World’s bylaws, and an indemnity agreement allegedly entered into between Mr. Orlando and Digital World. Mr. Orlando alleges that those certain provisions require Digital World to pay the legal fees Mr. Orlando incurred and will incur in connection with legal proceedings in which he is involved by reason of the fact that he is or was a director or officer of Digital World. Mr. Orlando seeks a court order that (i) declares that he is entitled to legal fees for certain proceedings described in the complaint, (ii) requires Digital World to pay for legal fees incurred and future legal fees to be incurred for those proceedings, (iii) requires Digital World to pay the fees incurred to bring the Advancement Lawsuit, and (iv) requires Digital World to pay pre- and post-judgment interest on the amounts owed to Mr. Orlando. On April 3, 2024, the Court of Chancery entered a Stipulation and Advancement Order (“Stipulation”) stating that Mr. Orlando is entitled to advancement of attorneys’ fees and costs incurred with legal proceedings described in the Stipulation, subject to Digital World’s right to challenge the reasonableness of those attorneys’ fees and costs. The Stipulation further states that Mr. Orlando is entitled to fees incurred in connection with enforcement of advancement rights and sets forth procedures that will govern future requests for advancement of attorneys’ fees and costs. As of October 31, 2025, TMTG had paid or agreed to pay approximately $15.5 million to Mr. Orlando’s attorneys pursuant to such Stipulation and TMTG’s other advancement obligations to Mr. Orlando. On April 23, 2024, Mr. Orlando filed a motion for leave to supplement the Advancement Lawsuit to add a claim for advancement of legal fees and expenses Mr. Orlando had incurred and would incur in connection with his defense of an action for declaratory judgment brought by members of ARC regarding Mr. Orlando’s removal as the managing member of ARC (the “ARC Removal Action”). Mr. Orlando also sought reimbursement for the legal fees and expenses incurred in connection with his supplement to the Advancement Lawsuit, and he sought pre-judgment and post-judgment interest on the amounts he claimed were owed to him. On August 1, 2024, plaintiffs in the ARC Removal Action dismissed their complaint without prejudice. On August 8, 2024, Mr. Orlando dismissed his supplemental claims in the Advancement Lawsuit without prejudice.

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

On March 31, 2025, Mr. Orlando filed a motion seeking advancement of certain disputed fees. On April 8, 2025, Mr. Orlando filed a motion for sanctions, which he subsequently withdrew. On June 23, 2025, Mr. Orlando filed another motion seeking advancement of certain disputed fees.  On August 4, 2025, the Court held an oral argument to address the March 31 and June 23 motions disputing fees (the “Fee Motions”).  On September 24, 2025, the Court granted in part and denied in part the Fee Motions.  On September 30, 2025, Digital World filed a notice of exception to the September 24 Order or, in the alternative, motion for reargument and entry of a final report, which the Court denied on October 30, 2025. On November 4, 2025, Digital World filed a notice of exception to the October 30 Order denying the September 30 notice of exception.

NOTE 18 – SEGMENT INFORMATION

In the second quarter of 2025, our internal reporting and segments changed.  We divided our consolidated segment into two operating segments to enable enhanced focus on the different strategies required for each long-term strategic plan. We report our operating results through two reportable segments: Media and Truth.Fi:

•
Media, previously social media & streaming, includes products and services such as advertisement through our Truth Social platform. Truth+ began paid streaming subscriptions of our Patriot Package during the period ended September 30, 2025.

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

Our Chief Operating Decision Maker (CODM), as of September 30, 2025, is our Chief Executive Officer. Our CODM evaluates the performance of and allocates resources to our segments based on each segment’s net loss and earnings before interest, taxes, depreciation and amortization (Segment EBITDA).  Segment EBITDA is defined as segment revenue less operating costs and expenses, excluding depreciation and amortization, interest income or expense (net), provision or benefit for income taxes, change in fair value of derivative instruments, loss on extinguishment of debt and stock-based compensation expense. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segment performance on a consistent basis.

Our CODM uses cash, cash equivalents, restricted cash, short-term investments, trading securities, and digital assets as part of the evaluation of performance and allocation of resources within our corporate & other category.  Total assets is not used to evaluate the performance of our segments. For the three and nine months ended September 30, 2025 and 2024, all revenues were earned from our Media segment.

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

The following table presents our segment information for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Media	$(5,810.4)	$(5,195.4)	$(16,025.7)	$(13,841.1)
Truth.Fi	(422.2)	-	(637.6)	-
Total Segment EBITDA	(6,232.6)	(5,195.4)	(16,663.3)	(13,841.1)
Corporate & other	(38,047.0)	(17,651.4)	(60,365.3)	(41,419.5)
Interest income/(expense), net	1,910.0	4,406.3	22,449.8	3,908.0
Depreciation & amortization	(1,904.1)	(762.2)	(5,516.8)	(771.5)
Stock-based compensation	(10,490.2)	(45.7)	(46,086.5)	(84,633.7)
Income taxes	(84.6)	-	(394.9)	-
Change in fair value of derivative liabilities	-	-	-	(225,916.0)
Loss on extinguishment of debt	-	-	-	(542.3)
Net loss	$(54,848.5)	$(19,248.4)	$(106,577.0)	$(363,216.1)

The following table provides information related to our cash, cash equivalents, restricted cash, short-term investments, trading securities, and digital assets:

	September 30, 2025			December 31, 2024
	Media	Truth.Fi	Corporate & Other	Media	Truth.Fi	Corporate & other
Cash, cash equivalents, and restricted cash	$6,448.3	$2,149.9	$493,313.3	$10,152.1	$-	$160,084.0
Short-term investments	-	-	550,421.7	-	-	606,547.3
Trading securities	-	-	587,505.1	-	-	-
Digital assets	-	-	1,466,689.0	-	-	-
	$6,448.3	$2,149.9	$3,097,929.1	$10,152.1	$-	$766,631.3

NOTE 19 – SUBSEQUENT EVENTS

On October 28, 2025, we announced that we will make prediction markets available on Truth Social through an exclusive arrangement with Crypto.com | Derivatives North America (CDNA), a CFTC-registered exchange and clearinghouse. Following the integration, Truth Social will be the first social media platform to offer our users technology to access embedded prediction markets capabilities through CDNA. Truth Social users will be able to trade prediction contracts related to major events and milestones, such as political elections, interest and inflation rate changes, commodity prices on gold and crude oil, events across all major sports leagues, and more using the new product technology called “Truth Predict.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “TMTG,” “we,” “us” or the “Company” refer to Trump Media & Technology Group Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. All amounts are in thousands, except per share and quantity data.  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report.

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

Overview

We ended September 30, 2025 with $3,106,527.3 of cash, cash equivalents, restricted cash, short-term investments, trading securities, and digital assets, as well as $950,769.1 of debt (excluding lease liabilities). Our $335,838.8 of restricted cash serves as collateral to our debt which may be used to purchase bitcoin and bitcoin related securities, and our unexpired cash-covered put options.

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

TMTG thus developed and launched the Truth Social platform, restoring free speech to millions of Americans who had been suffocated by Big Tech. Anchored by Donald Trump’s restored social media account, Truth Social was stood up as we’d envisioned it—a free-speech haven where everyone, regardless of their political viewpoint, could speak their mind without some faceless tech bureaucrat judging the acceptability of their speech.Truth Social was generally made available in the first quarter of 2022. TMTG prides itself on operating its platform, to the best of its ability, without relying on Big Tech companies. Partnering with mission-aligned technology firms, we fully launched Truth Social for iOS in April 2022. We debuted the Truth Social web application in May 2022, and the Truth Social Android App became available in the Samsung Galaxy and Google Play stores in October 2022. In. July 2025, TMTG announced the launch of a Truth Social app for iPads.

We introduced direct messaging to all versions of Truth Social in 2022, released a “Groups” feature for users in May 2023, and announced the general availability of Truth Social internationally in June 2023. In March 2025, TMTG announced updates and enhancements to the “Groups” feature. TMTG has also connected the Truth Social platform to its Truth+ streaming service, and added additional features including “for you” feed, a “discover” tab to find trending content, and a carousel to recommend other accounts. In August 2025, TMTG announced that it had begun beta testing its new AI search feature, Truth Search AI, on the Truth Social platform.

In September 2025, TMTG announced a major update to the Truth Social app, introducing premium features for Patriot Package subscribers—including editing, scheduling, and cross-device drafts of truths—as well as a new rewards system using Truth gems and Crypto.com’s wallet infrastructure. The update also enhanced Truth Search AI with conversation history, added group truth titles, and enabled access to version history for all users.

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

Since the initial launch of Truth+, TMTG has steadily added both on-demand content and live 24-hour news streams. TMTG is actively developing various means of monetizing the Truth+ platform, including through advertising. On July 9, 2025, TMTG announced the public beta testing of a subscription plan with premium content, the Patriot Package—and that, in the future, Patriot Package subscribers will accumulate gems, which will eventually be tied to a utility token on both Truth Social and Truth+. On August 7, 2025, TMTG announced that Truth+ launched a slate of on-demand content from the Great American Media broadcaster—home to a wide array of programming and brands, spanning faith, comedies, dramas, classic series, lifestyle content, and more, and on August 7, 2025, TMTG announced that Truth+ has added British news broadcaster GB News to the Truth+ platform.

Truth.Fi

Truth.Fi is TMTG’s newest brand, incorporating financial services and financial technology. By expanding into this realm, we aim to serve millions of investors in America and around the world who believe in the greatness of the American economy and want to invest in superior companies while avoiding the giant, woke investment funds and politically motivated debanking problems.

On January 29, 2025, TMTG announced a financial technology strategy. In addition to traditional investment vehicles, these funds may be allocated to customized separately managed accounts (“SMAs”); customized exchange-traded funds and/or exchange-traded products (collectively, “ETFs”); and bitcoin and similar cryptocurrencies or crypto-related securities. On April 15, 2025, TMTG and its partners announced the launch of SMAs. On April 22, 2025, TMTG and its partners announced an agreement to launch a series of ETFs, which are expected to comprise securities as well as digital assets. Registration statements for three cryptocurrency ETFs—consisting of (1) bitcoin; (2) bitcoin and Ethereum; and (3) bitcoin, Ethereum, Solana, Cronos, and Ripple—were filed on June 5, 2025; June 15, 2025; and July 8, 2025, respectively. An amended registration statement for the bitcoin ETF was filed on August 11, 2025.  A registration statement for five equity ETFs—consisting of (1) American Icons; (2) American Security & Defense; (3) American Next Frontiers; (4) American Energy Security; and (5) American Red State REITs—was filed on September 10, 2025.

Bitcoin and Digital Asset Strategy

TMTG implemented a bitcoin and digital asset treasury strategy to help ensure the Company’s financial freedom and protect against discrimination by financial institutions, and may also consider the acquisition of other, similar cryptocurrencies.

TMTG’s bitcoin and digital asset strategy generally involves, from time to time and subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions and (ii) using the proceeds of such capital raises to acquire bitcoin. TMTG’s bitcoin and digital asset strategy may also include purchasing bitcoin-related securities or, given certain market conditions, selling bitcoin and investing such proceeds in assets including cash, cash equivalents, other interest bearing investments, or other digital assets.

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

On August 25, 2025, TMTG entered into a privately negotiated purchase agreement (the “Purchase Agreement”) with Foris Holdings US, Inc. (“Foris”). Pursuant to the Purchase Agreement, TMTG transferred to Foris 2,797,985 shares of our common stock, par value $0.0001 per share, and $50,000.0 of cash, in exchange for 684,427,004 Cronos, which is the native cryptocurrency of the Cronos blockchain.

TMTG will acquire its bitcoin, bitcoin-related holdings, and digital assets in the amounts and on the timeline it deems optimal. TMTG will continue to monitor market conditions in implementing its strategy and determining whether to engage in future financings to purchase additional bitcoin and digital assets.

Trump Media Group CRO Strategy

On August 26, 2025, TMTG announced that it entered into a definitive agreement (as amended by Amendment No. 1 to the Business Combination Agreement, dated October 31, 2025,the “Business Combination Agreement”) for a business combination (the “Business Combination”) to establish Trump Media Group CRO Strategy, Inc., a digital asset treasury company focused on acquisition of the native cryptocurrency token of the Cronos ecosystem with Yorkville Acquisition Corp., a special purpose acquisition company (SPAC) sponsored by Yorkville Acquisition Sponsor LLC (“Yorkville”).

Expected funding for the digital asset treasury will consist of $1 billion in Cronos (6,313,000,212 Cronos, representing approximately 19% of the total Cronos market cap as of announcement) from Crypto.com, $200 million in cash and $220 million cash-in mandatory exercise warrants, with an additional $5 billion equity line of credit from an affiliate of Yorkville, YA II PN, Ltd., which would make it the first and largest publicly traded Cronos treasury company, as well as what we believe to be the largest digital asset treasury company to market cap ratio in history.

Following the completion of the Business Combination, Trump Media Group CRO Strategy will implement a forward-looking digital asset treasury strategy centered on the accumulation and active management of Cronos. This approach is designed to capture long-term value by allocating substantially all of the Company’s cash reserves to acquiring Cronos. By focusing on yield-generating, ecosystem-aligned assets rather than traditional non-productive holdings, Trump Media Group CRO Strategy aims to enhance capital efficiency, establish itself as a disciplined, long-term participant in the evolving digital asset landscape and benefit from early-stage market positioning in a growing asset. The strategy includes the establishment and operation of a validator node by the Company and the delegation of Cronos under management to the validator. The operation of the validator will enable direct participation in the network’s security and governance, while generating native staking rewards that are reinvested to compound Cronos holdings over time and help offset operational expenses. The validator will be established and maintained by a crypto-native team with a deep understanding of the Cronos ecosystem, aiming to maximize staking rewards and attracting additional delegation of Cronos from third-party Cronos holders.

Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into an asset contribution agreement with Yorkville Acquisition Corp. (the “TMTG Contribution Agreement” and, together with the Crypto.com Contribution Agreements (as defined in the Business Combination Agreement) and the TMTG License Agreement (defined below), the “Contribution Agreements”) pursuant to which, at the closing of the Business Combination (the “Closing” and such date, the “Closing Date”), TMTG will contribute 100% of the issued and outstanding membership interests of Trump Media Group, LLC, a Florida limited liability company, to Yorkville Acquisition Corp. in consideration of 10,000,000 shares of Yorkville Acquisition Corp.’s Class A Common Stock, three tranches of Earnout Warrants exercisable for a total of up to 21% of the SPAC’s outstanding capital stock at the time of the Closing, and a Forced Exercise Warrant, exercisable for 10,000,000 shares of Yorkville Acquisition Corp.’s Class A Common Stock. Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into a trademark license agreement (the “TMTG License Agreement”), with Trump Media Group, LLC, a Florida limited liability company, (“Asset Company”) pursuant to which, immediately prior to, but contingent upon, the Closing, TMTG will license the rights to use the “Trump Media Group” brand name and certain other Intellectual Property rights to the Asset Company.

In connection with the Business Combination Agreement, TMTG will into a lock-up agreement (the “Lock-Up Agreement”) with the other parties. Pursuant to the terms of the Lock-Up Agreement, TMTG will be restricted on their ability to dispose of their ownership in Trump Media Group CRO Strategy, Inc. during the 36-month period beginning on the Closing Date.

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table sets forth our consolidated financial results for the periods presented and the dollar and percentage changes between those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

(in thousands)	For the three months ended September 30, 2025	For the three months ended September 30, 2024	Variance, $	Variance, %
Revenue	$972.9	$1,010.9	(38.0)	(4%)
Cost of revenue	446.8	123.3	323.5	262%
Research and development	8,302.2	3,893.7	4,408.5	113%
Sales and marketing	717.5	2,189.4	(1,471.9)	(67%)
General and administration	31,056.1	17,697.0	13,359.1	75%
Change in fair value of digital assets	16,204.6	-	16,204.6	100%
Depreciation and amortization	1,904.1	762.2	1,141.9	150%

Total operating costs and expenses	58,631.3	24,665.6	33,965.7	138%
Loss from operations	(57,658.4)	(23,654.7)	(34,003.7)	144%
Other income/(expense):
Interest income	13,384.4	4,653.0	8,731.4	188%
Interest expense	(11,474.4)	(246.7)	(11,227.7)	4,551%
Investment income	984.5	-	984.5	100%
Loss before income taxes	$(54,763.9)	$(19,248.4)	(35,515.5)	(185%)

Revenues

Revenues decreased $38.0, or 4%, to $972.9 for the three months ended September 30, 2025 compared to revenue of $1,010.9 for the three months ended September 30, 2024. The decrease was primarily attributable to advertising economics between the relevant periods. Additionally, revenue has varied as we continue to selectively test an early-stage advertising initiative on our Truth Social platform. The decrease was mitigated marginally by revenue generated from paid subscriptions to the Patriot Package on our nascent Truth+ streaming service.

Cost of revenue

Cost of revenue increased $323.5, or 262%, to $446.8 for the three months ended September 30, 2025 compared to $123.3 for the three months ended September 30, 2024. The increase was primarily due to content license and data center lease costs that support our burgeoning Truth+ platform.

Research and development expense

Research and development expense increased $4,408.5, or 113%, to $8,302.2 for the three months ended September 30, 2025 compared to $3,893.7 for the three months ended September 30, 2024. The increase was driven by higher stock-based compensation expense of $2,886.9 in the third quarter of 2025 compared to $0.0 stock-based compensation expense recorded in the third quarter of 2024. Higher IT consulting costs of $2,142.8 in the third quarter of 2025 versus $150.0 in the third quarter of 2024 also contributed to the year-over-year increase in research and development expense in the quarter.

Sales and marketing expense

Sales and marketing expense decreased $1,471.9, or 67% to $717.5 for the three months ended September 30, 2025 from $2,189.4 for the three months ended September 30, 2024. The decrease was primarily driven by a reduction in marketing activity.

General and administration expense

General and administration expense increased $13,359.1, or 75%, to $31,056.1 for the three months ended September 30, 2025 compared to $17,697.0 for the three months ended September 30, 2024. The increase was due in part to higher stock-based compensation expense of $7,603.3 during the quarter ended September 30, 2025, compared to $45.7 of stock-based compensation expense in the quarter ended September 30, 2024.  In addition, legal fees increased $8,234.4, or 68%, to $20,330.6 in the current quarter versus $12,096.3 in the prior-year period.

Change in fair value of digital assets

The expense related to the change in fair value of digital assets increased $16,204.6, or 100%, for the three months ended September 30, 2025 compared to $0.0 for the three months ended September 30, 2024.  The increase is due to the difference in our purchase price of bitcoin and Cronos in the third quarter of 2025 and the ending spot price of our bitcoin and Cronos investments on their principal market as of the close of market on September 30, 2025. There were no investments in digital assets during the three months ended September 30, 2024.

Depreciation and amortization

Depreciation and amortization expense increased $1,141.9, or 150%, to $1,904.1 for the three months ended September 30, 2025 compared to $762.2 for the three months ended September 30, 2024.  The increase in depreciation and amortization expense was due to a full period of depreciation and amortization in the current quarter of software and hardware utilized to place our CDN into service as part of our launch of streaming video through Truth+ compared to a partial quarter for the three months ended September 30, 2024 when the assets were placed into service.

Interest income

Interest income increased $8,731.4, or 188%, to $13,384.4 for the three months ended September 30, 2025 compared to $4,653.0 for the three months ended September 30, 2024. The increase was driven by higher cash, cash equivalents, restricted cash, and short-term investment balances.

Interest expense

Interest expense increased $11,227.7, or 4,551%, to $11,474.4 for the three months ended September 30, 2025 compared to $246.7 for the three months ended September 30, 2024. The increase was primarily due to the accreted interest on the loan assumed as a result of the WCT acquisition and our $1,000,000.0 convertible notes facility issued in May 2025.

Investment income

Investment income increased $984.5, or 100%, for the three months ended September 30, 2025 compared to $0.0 for the three months ended September 30, 2024. The increase was primarily due to $15,333.9 of realized income from premiums related to written option contracts, offset by $11,418.0 of unrealized losses on our trading securities and $2,933.9 of unrealized losses due to the change in fair value of our unexpired option contracts.

Comparison of the nine months ended September 30, 2025 and 2024

The following table sets forth our consolidated financial results for the periods presented and the dollar and percentage changes between those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

(in thousands)	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024	Variance, $	Variance, %
Revenue	$2,677.4	$2,618.3	59.1	2%
Cost of revenue	1,126.4	252.9	873.5	345%
Research and development	33,908.1	41,913.9	(8,005.8)	(19%)
Sales and marketing	1,770.9	4,435.1	(2,664.2)	(60%)
General and administration	84,852.0	95,910.7	(11,058.7)	(12%)
Change in fair value of digital assets	16,204.6	-	16,204.6	100%
Depreciation and amortization	5,516.8	771.5	4,745.3	615%

Total operating costs and expenses	143,378.8	143,284.1	94.7	0%
Loss from operations	(140,701.4)	(140,665.8)	(35.6)	(0%)
Other income/(expense):
Interest income	38,216.1	6,814.5	31,401.6	461%
Interest expense	(15,766.3)	(2,906.5)	(12,859.8)	442%
Investment income	12,069.5	-	12,069.5	100%
Loss on the extinguishment of debt	-	(542.3)	542.3	100%
Change in fair value of derivative liabilities	-	(225,916.0)	225,916.0	100%
Loss before income taxes	$(106,182.1)	$(363,216.1)	257,034.0	71%

Revenues

Revenues increased $59.1, or 2%, to $2,677.4 for the nine months ended September 30, 2025 compared to revenue of $2,618.3 for the nine months ended September 30, 2024. The increase was primarily attributable to revenue generated from paid subscriptions to the Patriot Package on our nascent Truth+ streaming service.

Cost of revenue

Cost of revenue increased $873.5, or 345%, to $1,126.4 for the nine months ended September 30, 2025 compared to $252.9 for the nine months ended September 30, 2024. The increase was primarily due to content license and data center lease costs that support our burgeoning Truth+ platform.

Research and development expense

Research and development expense decreased $8,005.8, or 19%, to $33,908.1 for the nine months ended September 30, 2025 compared to $41,913.9 for the nine months ended September 30, 2024. The decrease was primarily driven by lower stock-based compensation expense of $18,496.1 in the nine months ended September 30, 2025 compared to $30,142.5 of stock-based compensation expense recorded in the nine months ended September 30, 2024. The 2024 charge related to the issuance of convertible notes to certain vendors engaged in the development of our live TV streaming platform, Truth+. The decrease in stock-based compensation expense was marginally offset by higher year-over-year consulting and server costs related to the launch of Truth+.

Sales and marketing expense

Sales and marketing expense decreased $2,664.2, or 60%, to $1,770.9 for the nine months ended September 30, 2025 compared to $4,435.1 for the nine months ended September 30, 2024. The decrease was primarily driven by a $600.0 bonus paid to an entity owned by a former director of and consultant to Private TMTG during the nine months ended September 30, 2024 and a decrease in marketing activity.

General and administration expense

General and administration expense decreased $11,058.7, or 12%, to $84,852.0 for the nine months ended September 30, 2025 compared to $95,910.7 for the nine months ended September 30, 2024. The decrease was primarily due to lower stock-based compensation expense of $27,590.4 during the nine months ended September 30, 2025, down $26,900.8 (49%) from $54,491.2 of stock-based compensation expense to employees and vendors in connection with the merger transaction recorded in the nine months ended September 30, 2024.  These savings were partially offset by higher legal fees, which increased $22,857.5, or 102%, to $46,177.3 in the nine months ended September 30, 2025 versus $22,319.8 in the prior-year period.

Change is fair value of digital assets

The expense related to the change in fair value of digital assets increased $16,204.6, or 100%, to $16,204.6 for the nine months ended September 30, 2025 compared to $0.0 for the nine months ended September 30, 2024. The increase is due to the difference in our purchase price of bitcoin and Cronos in the third quarter of 2025 and the ending spot price of our bitcoin and Cronos investments on their principal market as of the close of market on September 30, 2025. There were no investments in digital assets during the nine months ended September 30, 2024.

Depreciation and amortization

Depreciation and amortization expense increased $4,745.3, or 615%, to $5,516.8 for the nine months ended September 30, 2025 compared to $771.5 for the nine months ended September 30, 2024.  The increase in depreciation and amortization expense was due to the acquisition of software and hardware utilized to place our CDN into service as part of our launch of streaming video through Truth+ in August 2024.

Interest income

Interest income increased $31,401.6, or 461%, to $38,216.1 for the nine months ended September 30, 2025 compared to $6,814.5 for the nine months ended September 30, 2024. The increase was due to higher cash, cash equivalents, restricted cash, and short-term investment balances for the nine months ended September 30, 2025 versus the prior-year period. Interest earned during the nine months ended September 30, 2024 only relates to the period from March 25, 2024 (the merger date) to September 30, 2024, prior to our completion of our PIPE and convertible note financings, which provided surplus cash available for investments in May 2025.

Interest expense

Interest expense increased $12,859.8, or 442%, to $15,766.3 for the nine months ended September 30, 2025 compared to $2,906.5 for the nine months ended September 30, 2024. The increase in interest expense for the nine months ended September 30, 2025 is attributable to the accreted interest on the loan assumed as a result of the WCT acquisition and our $1,000,000.0 convertible notes facility issued in May 2025.

Investment income

Investment income increased $12,069.5, or 100%, to $12,069.5 for the nine months ended September 30, 2025 compared to $0.0 for the nine months ended September 30, 2024. The increase was primarily due to $22,912.1 of realized income from premiums received through the sale of written option contracts, offset by $7,802.0 of unrealized losses on our trading securities and $3,043.6 of unrealized losses from the change in fair value of our unexpired option contracts.

Loss on the extinguishment of debt

The loss from the extinguishment of debt of certain Private TMTG Convertible Notes decreased by $542.3, or 100%, to $0.0 for the nine months ended September 30, 2025, compared to $542.3 for the nine months ended September 30, 2024.  Upon extinguishment of certain Private TMTG Convertible Notes in March 2024, we recorded a loss equal to the difference between the net carrying value of the applicable Private TMTG Convertible Notes and the fair value of our assets.

Change in the fair value of derivative liabilities

The loss from the change in the fair value of the derivative liabilities of the Private TMTG Convertible Notes decreased $225,916.0, or 100%, to $0.0 for the nine months ended September 30, 2025, compared to $225,916.0 for the nine months ended September 30, 2024. All Private TMTG Convertible Notes were automatically converted into shares of our common stock immediately prior to Closing of the Merger, and pursuant to ASC 815, the derivative liabilities were revalued immediately prior to the conversion of the Private TMTG Convertible Notes on March 25, 2024, when our closing share price was $49.95 per share. The substantial increase in the value of our common stock when combined with the certainty of our execution of the Merger were primarily responsible for the increase in the change in fair value of the derivative liabilities. The increase in the fair value of the derivative liabilities was a non-cash expense and the issuance of Private TMTG common stock upon conversion of the Private TMTG Convertible Notes extinguished the derivative liabilities immediately prior to the Closing. Therefore, there was no derivative liability recorded as of September 30, 2025, and there will no longer be future earnings adjustments pertaining to the Private TMTG Convertible Notes derivative liabilities.

Liquidity and Capital Resources

Overview

Historically, as a private company, we financed operations primarily through cash proceeds from the issuance of Private TMTG Convertible Notes. During 2024, our capitalization was significantly enhanced through receipt of proceeds from the Business Combination, the conversion of warrants, and the issuance of common stock described in detail in the section below titled, “Standby Equity Purchase Agreement.” Our capitalization was further enhanced in 2025 with proceeds from the issuance of common stock and convertible notes described below in the section titled, “PIPE & Convertible Notes.” As a result, we ended September 30, 2025 with $3,106,527.3 of cash, cash equivalents, restricted cash, short-term investments, trading securities, and digital assets, and $950,769.1 of debt (excluding lease liabilities).  Cash and cash equivalents consist of interest-bearing deposits and money market funds held at financial institutions. Cash deposits are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) limitations. Short-term investments consist of repurchase agreements in which we loan our cash over 1 to 3 days to a seller in exchange for interest earned on debt securities collateralizing the loan.  The seller retains a beneficial interest in the securities serving as collateral.  Our restricted cash balance consists of $26,838.8 of cash that serves as collateral to our convertible notes, although the collateral may be used to purchase bitcoin and bitcoin related securities.  This collateral will be released to us upon payment in full of the principal, together with accrued and unpaid interest, on the Notes (defined below), or following the times upon our request that the outstanding principal balance of the Notes is $500,000.0 or less and $250,000.0 or less. Restricted cash also includes $309,000.0 that served as collateral on our put options that were unexpired as of September 30, 2025, and has been or will be released upon expiration of the options.

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

We anticipate that the current cash and cash equivalents on hand will be sufficient to fund current operations for at least the next 12 months; however, we cannot guarantee that we will not be required to obtain additional financing, or that additional financing, if needed, will be available on terms acceptable to us, or at all. In addition, although there are no other present binding understandings, commitments, or agreements with respect to any acquisition of other businesses, products, or technologies, we will, from time to time, evaluate acquisitions of other businesses, products, and technologies. If we are unable to raise additional equity or debt financing, as and when needed, we could be forced to forego such acquisitions or significantly curtail our operations.

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

No shares of common stock were sold pursuant to the terms of the SEPA during the nine months ended September 30, 2025. As of September 30, 2025, we have sold a cumulative total of 20,330,365 shares of our common stock for prices between $14.31 and $36.98 per share, pursuant to the terms of the SEPA.  Proceeds of these equity sales under the terms of the SEPA were $449,874.6 (net of $513.5 of deferred offering costs).

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

We were required to have an initial Loan-to-Collateral Ratio of less than or equal to 1.0 to 1.0, with the Loan-to-Collateral Ratio calculated as the aggregate outstanding principal balance of all Notes divided by the sum of (i) the aggregate market value of bitcoin collateral multiplied by 0.5263157895, plus (ii) the aggregate value of all of cash and cash equivalents collateral.  We delivered to the Collateral Agent the $1,000,000.0 collateral of restricted cash. Portions of the collateral will be released when the outstanding aggregate principal balance of all Notes is at $500,000.0 or less, and an additional portion will be released when the outstanding aggregate principal of all Notes is $250,000.0 or less. Collateral will be automatically released upon payment in full of the principal, together with accrued and unpaid interest, on the Notes, or following the times upon our request that the outstanding principal balance of the Notes is $500,000.0 or less and $250,000.0 or less, so long as, immediately after such release the Loan-to-Collateral Ratio as of the date of release is 1.0 to 1.0 or less.

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

We may, at any time and from time to time, seek to retire or purchase our outstanding Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately-negotiated transactions, or otherwise.  Such repurchases or exchanges, if any, will be upon such terms and at such prices as we determine, and will depend on factors including liquidity, price, market conditions, and legal requirements.

Share Repurchase Program

On June 23, 2025, our Board of Directors authorized the repurchase of up to $400,000.0 of our common stock (the “Share Repurchase Program”). We may repurchase shares or warrants from time to time on the open market, including in block trades, in accordance with applicable federal securities rules and regulations. The Share Repurchase Program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice.  The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements, and will be funded by available cash and cash equivalents. As of September 30, 2025, we had repurchased 355,208 shares at an average price of $18.02 per share and total cost of $6,400.1, in accordance with the program.

Cash Flows

The following table shows our cash flows for the stated periods:

(in thousands)	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024	Variance
Net cash provided by/(used in) operating activities	$2,638.8	$(52,640.0)	$55,278.8
Net cash used in investing activities	(1,973,108.2)	(312,773.7)	(1,660,334.5)
Net cash provided by financing activities	2,302,144.8	734,976.7	1,567,168.1

Net Cash Provided by/(Used in) Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $2,638.8, a $55,278.8 improvement over the $52,640.0 used in operating activities during the nine months ended September 30, 2024. The improvement in operating cash flow was primarily driven by an increase of $43,471.1 in income from investments in repurchase agreements, money market funds, and option premiums, as well as reduced marketing expenses and merger-related payments, partially offset by higher payments for legal fees and other professional services.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $1,973,108.2 compared to $312,773.7 used in investing activities during the nine months ended September 30, 2024. The increase was primarily due to outflows for the purchase of $1,436,000.0 of digital assets and $592,756.4 of trading securities, as we began our digital asset treasury strategy, compared to $300,742.5 of short-term investment purchases for the nine months ended September 30, 2025 and 2024, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $2,302,144.8 compared to $734,976.7 provided by financing activities for the nine months ended September 30, 2024. Cash provided during the nine months ended September 30, 2025 is mainly comprised of $960,000.0 of proceeds from the issuance of convertible notes and $1,395,318.3 from common stock sold through a PIPE financing, partially offset by $34,399.3 of debt and equity offering costs and $14,662.8 of common stock repurchases. During the nine months ended September 30, 2024, cash provided from financing activities comprised cash proceeds of $233,017.5 from the merger, $47,455.0 from the issuance of convertible notes, $117,949.8 from warrant exercises, and $336,554.4 from the issuance of common stock (net of repurchases).

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

On April 2, 2025, we provided initial operational funding to Yorkville America, LLC, (“Yorkville America”), through a services agreement and licensing agreement. Yorkville America, through its subsidiaries serves as the Registered Investment Advisor for investment vehicles and financial products which focus on investments in American growth, manufacturing, energy companies, security and defense, and digital assets, as well as investments that strengthen the Patriot Economy. Pursuant to the terms of the services agreement, we will provide a majority of the operational funding for Yorkville America, in exchange for a majority of their net profit. Additionally, through a licensing agreement, Yorkville America may utilize Truth.Fi and certain Truth Social intellectual property to market their investment vehicles and financial products.  Substantially all of the business activity of Yorkville America is conducted on behalf of TMTG. We determined this represented a variable interest in Yorkville America. We do not maintain any equity ownership in Yorkville America.

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

As of September 30, 2025, we held a variable interest in four VIEs for which we are not the primary beneficiary. Yorkville America sponsors certain investment products, including exchange-traded funds, for which it earns a Sponsor Fee in exchange for providing management and advisory services. The Sponsor Fees represent the primary economic interest in the VIEs. Neither TMTG nor any of our consolidated entities hold equity investments or other financial interest in the VIEs as of September 30, 2025. As a result, Yorkville America controls the power to direct the activities most significant to these VIEs performance, although the obligation to absorb losses and the right to receive benefits from the VIE is held by the shareholders of the sponsored investment products. The Sponsor Fees do not represent a variable interest that could potentially be significant to the economic performance of the VIEs.

Our maximum exposure to loss as a result of our involvement with the unconsolidated VIEs is limited only to our loss of future Sponsor Fees and uncollected fee receivables in this VIE, which was $0 as of September 30, 2025 and December 31, 2024.  We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. The sponsored investment products of the unconsolidated VIEs did not have any assets or liabilities as of September 30, 2025 and December 31, 2024.

Restricted cash

Restricted cash consists of cash equivalents held as collateral with the Collateral Agent to our Notes (Note 9) and as security on unexpired put options.

Investments

Investments in equity securities are classified by individual security as available-for-sale or trading securities.  Our trading securities consist primarily of equity exchange traded funds that invest in digital assets. We had trading securities of $584,865.1 at September 30, 2025 and $0.0 at December 31, 2024, that are carried on our balance sheet at fair value. Unrealized gains and losses associated with trading securities are reflected in the condensed consolidated statement of operations. As of September 30, 2025, $455,000.0 of our trading securities served as collateral to convertible notes (Note 9).

We did not have any investments classified as available-for-sale as of September 30, 2025.

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

The writer of an option bears the market risk of an unfavorable change in the price of the security underlying the written option. The aggregate fair value of unexpired options written are included in accounts payable and accrued expenses in the condensed consolidated balance sheets. Cash held as collateral for written options is classified as restricted cash on the condensed consolidated balance sheet. Securities held as collateral for outstanding call options are presented within trading securities on the condensed consolidated balance sheet. As of September 30, 2025, we had $309,000.0 of cash restricted covering our unexpired put options.

Digital Assets

Our digital assets as of September 30, 2025, consisted of our investments in bitcoin and Cronos. We retain ownership of and control over our digital assets and use third-party custodial services to secure it. The cost basis of our digital assets is calculated using the weighted-average method.

Digital assets purchased are initially recorded at cost, including capitalizing transaction costs or fees, and subsequently, remeasured at fair value based on the exchange quoted price each reporting period, with changes in fair value recognized on the condensed consolidated statement of operations.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report. There has been no significant change in our exposure to market risk during the quarter ended September 30, 2025, except as follows:

We have used a significant portion of our cash and cash equivalents, including cash generated from capital raising transactions, to acquire bitcoin and bitcoin related assets. We account for our bitcoin as indefinite-lived intangible assets. Although we initially recorded our bitcoin purchases at cost, any subsequent increases or decreases in fair value are recognized as incurred in the consolidated statements of operations, and the fair value of our bitcoin is reflected within the consolidated balance sheets each reporting period-end. Bitcoin is a highly volatile asset that has traded below $66,000 per bitcoin and above $126,000 per bitcoin in our principal market in the 12 months preceding the date of this Quarterly Report. A significant decrease in the price of bitcoin would have a material adverse effect on our earnings.

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

Under the supervision and with the participation of TMTG’s management, including its Certifying Officers, TMTG carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation as of September 30, 2025, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of that date, due to the material weakness in our internal controls over financial reporting, including our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

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

See NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

Risks Related to Our Digital Asset Treasury Strategy

Our bitcoin strategy exposes us to various risks, including risk associated with bitcoin

Our bitcoin strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $66,000 per bitcoin and above $126,000 per bitcoin in the past 12 months. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.

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

We may be subject to additional risks related to our holdings of Cronos.

Cronos is a volatile digital asset with a market structure and liquidity profile that can differ from digital assets with greater market capitalization, such as bitcoin. Significant price declines, changes in market-maker participation, exchange outages, or delistings could impair our ability to liquidate Cronos on acceptable terms or at all, adversely affecting our liquidity, results of operations, and the market price of our securities.

Crono’s value and trading liquidity are closely associated with the reputation of and interest in the Cronos blockchain ecosystem and its sponsors and service providers, such as Crypto.com. Adverse developments involving those parties—including business setbacks, policy changes, cybersecurity incidents, or regulator actions related to the Cronos network—could reduce demand for Cronos, restricting trading venues, or negatively affecting perceptions of the token and the Cronos network.

Changes to the Cronos network—whether technical, economic, or governance-related—may occur without our input and could negatively affect the value, usability, or structure of Cronos. Additionally, Cronos holdings face risks related to custody, security, and uncertain accounting or tax treatment, which could lead to financial loss or reporting challenges

Any of the foregoing risks, individually or in the aggregate, could materially and adversely affect the value of our Cronos holdings, our business, financial condition, and results of operations, and the market price of our securities.

Unrealized fair value gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income (“AFSI”) for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion.

On September 12, 2024, the Department of Treasury (the “Treasury”) and the Internal Revenue Service (“IRS”) issued proposed regulations with respect to the application of the CAMT (the ”2024 Proposed Regulations”). On July 30, 2025, a White House working group established by President Trump in January 2025 published a report on strengthening American leadership in digital financial technology, which called for the Department of the Treasury and the IRS to publish guidance addressing the determination of AFSI with respect to financial accounting for unrealized gains and losses on investment assets other than stock and partnership interests.

On September 30, 2025, the Treasury and the IRS issued interim guidance (the “Interim Guidance”) which, in relevant part, clarifies that a corporation may disregard unrealized gains and losses on its digital asset holdings when computing AFSI for purposes of determining whether it is subject to the 15% CAMT under the IRA. The Treasury and IRS intend to issue revised proposed regulations similar to this Interim Guidance.

In connection with the implementation of our bitcoin strategy, we adopted ASU 2023-08, which requires us to measure our bitcoin holdings at fair value in our statement of financial position, with gains and losses from changes in the fair value of our bitcoin recognized in net income each reporting period. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the 2024 Proposed Regulations provided that, among other adjustments, our AFSI must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year.

We previously disclosed that as a result of the enactment of the IRA and our adoption of ASU 2023-08, unless the IRA was amended or the 2024 Proposed Regulations with respect to CAMT, when finalized, were revised to provide relief (or other interim relief was granted), that we could become subject to the CAMT in future tax years. However, pursuant to the Interim Guidance, the Company now plans to exclude its unrealized gains and losses from the calculation of its AFSI for purposes of determining whether it is subject to CAMT. As a result, the Company no longer expects to become subject to CAMT due to unrealized gains on its bitcoin holdings.

Whether we do become subject to the CAMT will depend on numerous factors outside of our control, including the publication of any additional interim or final guidance with respect to the CAMT or the calculation of AFSI, as well as the magnitude of our unrealized gains or losses on our bitcoin holdings for the year ending December 31, 2025, which in turn will depend on our bitcoin holdings and the market value of bitcoin as of that date. If we become subject to the CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition.

Bitcoin and Cronos are highly volatile assets, and fluctuations in the price of bitcoin and Cronos are likely to influence our financial results and the market price of our listed securities.

Bitcoin and Cronos are highly volatile assets, and fluctuations in the price of bitcoin and Cronos are likely to influence our financial results and the market price of our listed securities. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin or Cronos decreased substantially (as it has in the past, including during 2022), including as a result of:

•	decreased user and investor confidence in bitcoin and Cronos, including due to the various factors described herein;

•
investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, other companies executing a similar bitcoin strategy to ours,  miners and investors; (ii) actual or expected significant dispositions of digital assets by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, such as the (a) transfers of bitcoin to creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024, (b) transfers of bitcoin to claimants following proceedings related to a 2016 hack of Bitfinex, which claims are currently being adjudicated, (c) sales of bitcoin by the German government following the seizure of about 50,000 bitcoin in January 2024 from the operator of Movie2k.to, or (d) potential sales of 69,370 bitcoin seized from the Silk Road marketplace by the U.S. Department of Justice; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin, Cronos or spot bitcoin exchange-traded products (“ETPs”);

•
negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin, Cronos or the broader digital assets industry, including, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process; and (v) activities relating to other cryptocurrencies, including “meme coins”;

•	changes in consumer preferences and the perceived value or prospects of bitcoin, Cronos and other digital assets;
•
changes developments affecting other companies pursuing a bitcoin strategy similar to ours, such as the abandonment of the strategy by such other companies, the failure by such other companies to satisfy their debt or other financial obligations, market concerns as to the viability or creditworthiness of such other companies, the loss or disposition of substantial digital assets by such other companies, regulatory or legal judgments or actions against such other companies due to their adoption of a bitcoin strategy, or any other similar actions or negative outcomes impacting such other companies, whether due to any of the various risk factors described herein or for any other reason;

•
competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

•
a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for digital asset purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or Cronos or adversely affect investor confidence in digital assets generally;

•	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto;
•
developments relating to the Bitcoin protocol, including (i) changes to the Bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, changes to the amount of data that may be embedded into the bitcoin blockchain,  and similar changes, (ii) failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect bitcoin;

•
disruptions, failures, unavailability, or interruptions in services of trading venues for bitcoin or Cronos, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd. and others, which was subsequently dismissed on May 29, 2025, which initially sought to freeze all assets on the Binance.US platform during the pendency of the enforcement action and resulted in Binance discontinuing all fiat deposits and withdrawals in the U.S.;

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

•
regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, Cronos or other digital assets, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

•
further reductions in mining rewards of bitcoin, including due to block reward halving events, which are programmed events that occur approximately every four years (the most recent of which occurred in April 2024) that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of bitcoin mining, which could further increase the costs associated with bitcoin mining, any of which may cause a decline in support for the Bitcoin network;

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

Our operating results will be dependent on the price of digital assets. If such price declines, our business, operating results, and financial condition would be adversely affected.

Any declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets generally may adversely affect our operating results. As part of our bitcoin and digital asset strategy, we have significant investments in bitcoin and bitcoin-related assets. In addition, we currently hold a position in Cronos, a digital asset that is less widely adopted and actively traded than bitcoin, but still exposes us to comparable market risks. Our operating results are impacted by the revenues and profits we generate from the purchase, sale, and trading of bitcoin, Cronos and financial contracts linked to these and other digital assets. The price of digital assets and associated demand for buying, selling, and trading of digital assets have historically been subject to significant volatility. For instance, in 2017 and 2021, the value of certain digital assets, including bitcoin, experienced steep increases in value, followed by steep declines in 2018 and 2022. After recovering from the 2018 decline and reaching record highs in December 2021, the value of the total crypto market cap declined by approximately 64% in the twelve months ended December 31, 2022. The collapse of several companies in the digital asset industry such as Celsius, Voyager and FTX impacted digital assets prices in 2022 and the majority of 2023. Crypto market capitalization increased again in 2024 following the approval and launch of spot-based bitcoin ETFs in the U.S. in the first quarter of 2024 and the election of President Donald Trump in the fourth quarter of 2024. While the crypto market experienced a general declined in the first quarter of 2025, it rebounded in the second quarter and sustained that momentum through the third quarter. The price and trading volume of any digital asset, including bitcoin and Cronos, is subject to significant uncertainty and volatility, and may significantly decline in the future, without recovery. Such uncertainty and volatility depend on a number of factors, including:

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

There is no assurance that any digital asset will maintain its value or that there will be meaningful levels of trading activities. For example, in 2022 we witnessed dampened demand for trading digital assets in the wake of industry turmoil, impacting our operating results. In the event that the price of digital assets or the demand for trading digital assets decline, including bitcoin, Cronos, or others, our business, operating results, and financial condition could be adversely affected.

Our operating results are dependent on the prices of digital assets and volume of digital asset transactions, which have historically been volatile and are subject to social media and publicity risks.

Activities in bitcoin and other digital assets also receive a high degree of public scrutiny, both from traditional media sources and through social media and other forums. Unfavorable publicity regarding bitcoin has adversely affected the price of bitcoin, as has unfavorable publicity involving other digital assets or digital asset-focused firms. Bitcoin has in the past, and may in the future, be the target of media criticism, including regarding the market value, utility and environmental effects of bitcoin. Such unfavorable media coverage could continue to materially impact decisions to buy, hold, or trade bitcoin and other digital assets and, as a result, impact the price of such digital assets.

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

Bitcoin, Cronos and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin, Cronos and other digital assets are novel assets and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin and other digital assets or the ability of individuals or institutions such as us to own or transfer bitcoin or other digital assets.

Governments and regulators in the United States and abroad may enact new laws and regulations, or enforce or interpret existing laws or regulations, in a manner that could impose material additional regulatory burdens and costs for us or other digital asset industry participants, which could materially impact the price of bitcoin and other digital assets or the ability of individuals or institutions such as us to own or transfer bitcoin or other digital assets. For example, within the past several years:

•
in September 2025, the staff of the SEC’s Division of Investment Management issued a no-action letter stating that it would not recommend enforcement action to the SEC against registered advisers or regulated funds for maintaining crypto assets and related cash and cash equivalents with certain state-chartered financial institutions;

•
in September 2025, the SEC’s Division of Trading and Markets and the CFTC’s Division of Market Oversight and Division of Clearing and Risk announced a cross-agency initiative in furtherance of the SEC’s “Project Crypto” and the CFTC’s “Crypto Sprint” to coordinate efforts regarding the process for enabling the trading of certain spot crypto asset products;

•
in September 2025, Nasdaq reportedly announced new informal interpretations of its rules requiring some Nasdaq-listed companies to obtain shareholder approval before engaging in certain transactions, such as private placements for the purpose of acquiring digital assets or accepting in-kind contributions of digital assets in exchange for equity;

•
in July 2025, the SEC announced “Project Crypto,” a commission-wide initiative with a stated goal of modernizing the securities rules and regulations to enable America’s financial markets to move on-chain;

•
in July 2025, President Trump signed into law the Guiding and Establishing National Innovation for US Stablecoins Act (“GENIUS Act”) , establishing a legislative framework for the regulation of payment stablecoins and marking the first federal legislation for the regulation of digital assets in the U.S.;

•
in July 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”) , a comprehensive digital asset market structure and regulation bill. The CLARITY Act, and other digital asset market structure and regulation bills, remain under consideration and continue to evolve in the U.S. Senate;

•
in January 2025, President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, on July 30, 2025, such working group published a report on strengthening American leadership in digital financial technology, which recommended several regulatory and legislative proposals to advance President Trump’s January 2025 executive order;

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

•
in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, the U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and

•	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

Although complaints against Coinbase, Inc., Payward Inc., Payward Ventures Inc. and Binance Holdings Ltd. were dismissed, the SEC, CFTC, foreign governments, states, or other regulatory agencies may initiate similar actions in the future, which could materially impact the price of bitcoin and our ability to own or transfer bitcoin.

It is not possible to predict whether or when new laws and regulations change the legal framework governing digital assets or expand the authority of the SEC, the CFTC or other regulators, or whether or when any other federal, state or foreign legislative or regulatory bodies will take any similar actions. For example, the proposed CLARITY Act discussed above could, if it became law, grant the CFTC additional regulatory and supervisory powers with respect to spot digital assets, including bitcoin, as “digital commodities” and potentially impose additional registration, disclosure, reporting, and business conduct requirements.

In addition, we cannot predict the nature or market effects of any future laws or expansion of oversight, including the impacts to the functioning of digital asset markets, the willingness of financial and other institutions to provide services to the digital assets industry, or the value of digital assets generally and bitcoin and Cronos specifically. The consequences of any new legal requirements relating to digital assets could adversely affect the market price of digital assets and our ability to hold or transact in digital assets, and in turn adversely affect the market price of our listed securities. Furthermore, as more companies adopt strategies with respect to bitcoin or other digital assets similar to ours, governments and regulatory agencies may be prompted to enact new laws, regulations, or interpretations which may impact our bitcoin and digital asset strategy.

Moreover, the risks of engaging in a bitcoin strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, is highly uncertain and may also impact the price of bitcoin and other digital assets. The pace of growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, participation by traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a store of value or means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

The liquidity and public perception of bitcoin and other digital assets may also suffer if financial institutions deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Actions by U.S. banking regulators, such as the issuance in February 2023 by Federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past reduced access to banking services for bitcoin-related customers and service providers, or the willingness of traditional financial institutions to participate in markets for digital assets. The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain. As a result, factors such as malicious attacks by miners, inadequate mining fees to incentivize validation of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin. Other digital assets, such as Cronos, may be impacted by similar factors.

Our historical financial statements prior to September 30, 2025 do not reflect the potential variability in earnings that we have experienced to date and may experience in the future relating to our bitcoin and other digital asset holdings.

Because we have only recently enacted our bitcoin strategy, our historical financial statements prior to September 30, 2025 do not fully reflect the potential variability in earnings that we have experienced to date and may experience in the future from holding or selling significant amounts of bitcoin or other digital assets. The price of bitcoin and other digital assets such as Cronos, has historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the FASB issued ASU 2023-08, which we have adopted.

ASU 2023-08 requires us to measure our digital asset holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our digital assets in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our digital asset holdings. As a result, volatility in our earnings may be significantly more than what we experienced in periods prior to holding digital assets. For the three and nine months ended September 30, 2025, we incurred an unrealized gain on digital assets of $16,204.6. Additionally, any unrealized gain on digital assets reflected in our financial results for a given quarter does not reflect cash actually earned by us during that quarter, and a significant increase in our assets included on our balance sheet is not associated with an actual increase in our liquidity.

The recent increase in the availability of alternative ways to gain exposure to bitcoin and other digital assets may adversely affect the market price of our listed securities.

Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, until recently investors in the United States had limited means to gain exposure to bitcoin through traditional investment channels, and instead generally were only able to hold bitcoin through digital wallets. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin through investment vehicles that hold bitcoin and issue shares representing fractional undivided interests in their underlying bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to bitcoin.

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

Although we are an operating company, and we believe we offer a different value proposition than a bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Florida corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our listed securities. Additionally, other companies have recently adopted bitcoin and digital asset strategies similar to ours, providing investors with further potential alternative means of gaining exposure to bitcoin and other digital assets.

Fund sponsors also offer bitcoin futures exchange-traded funds (“ETFs”) and leveraged bitcoin futures ETFs, which offer different types of economic exposure to bitcoin. Based on how we are viewed in the market relative to ETPs, other, companies that have adopted a strategy similar to ours of acquiring digital assets, and similar vehicles, any premium or discount in our common stock relative to the value of our bitcoin holdings may increase or decrease differently than that of such other vehicles in response to changes in market conditions.

Other companies have also recently adopted treasury strategies with exposure to digital assets other than bitcoin. Additionally, the SEC has approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain, and has published for comment and review exchange rule change notices with respect to spot ETPs for other digital assets. The current and potential future availability of investment options with respect to other digital assets could result in a decline in the price of bitcoin, which could in turn cause a decline in the price of our common stock and such decline could be disproportionate to the decline in value of our digital assets.

Any of the foregoing factors, including the availability of spot ETPs and futures-based ETFs for bitcoin, and other digital assets, the availability and potential future availability of spot ETPs for Ethereum and other digital assets, and the adoption by other companies of strategies similar to ours with respect to bitcoin and other digital assets could have a material adverse effect on the market price of our listed securities.

Our bitcoin and digital asset strategy subjects us to enhanced regulatory oversight.

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

A portion of our bitcoin holdings serves as collateral securing our outstanding indebtedness pursuant to the Convertible Notes, and we may incur additional indebtedness or enter into other financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin or other digital asset holdings. These types of digital asset-related transactions are the subject of enhanced regulatory oversight. These and any other digital asset-related transactions we may enter into, beyond simply acquiring and holding digital assets, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators, including for example, in response to the failure of a major participant in the digital assets industry, such as the filing for Chapter 11 bankruptcy protection by FTX in November 2022. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin and other digital assets.

In addition, private actors that are wary of bitcoin and other digital assets or the regulatory concerns associated with bitcoin and other digital assets have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities. For example, it is possible that a financial institution could restrict customers from buying shares of our common stock if it were to determine that our common stock’s value is closely tied to the performance of bitcoin, signaling a reluctance to facilitate exposure to virtual currencies.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

Bitcoin trading venues are relatively new (as compared to traditional stock exchanges) and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

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

Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. Although these complaints were ultimately dismissed, the SEC or other regulatory agencies may initiate similar actions in the future. As the price of our listed securities is affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our listed securities.

The concentration of our bitcoin and digital asset holdings could enhance the risks inherent in our bitcoin and digital asset strategy.

Our holdings are concentrated in bitcoin and Cronos, which limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin and digital asset strategy. Any future significant declines in the price of bitcoin or Cronos would have, a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business.

As a result of our bitcoin and digital asset strategy, our assets are concentrated in our bitcoin and Cronos holdings. Accordingly, the emergence or growth of digital assets other than bitcoin and Cronos may have a material adverse effect on our financial condition. As of the date of this prospectus, bitcoin is the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of September 30, 2025, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency (“CBDC”) project was made available to consumers in January 2022, and governments including Japan, the United Kingdom and the European Union have been discussing the potential creation of new CBDCs. Further, some countries, such as Sweden, Norway and Israel, are exploring cross-border interoperability of retail CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin and Cronos to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our bitcoin and Cronos holdings will be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the markets for bitcoin and Cronos have been characterized by significant volatility in prices, limited liquidity and trading volumes compared to sovereign currency markets, relative anonymity, a developing and evolving regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in their entirely electronic, virtual forms and decentralized networks. During times of market instability, we may not be able to sell our bitcoin or Cronos at favorable prices or at all. For example, a number of digital asset trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin and Cronos holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Further, the bitcoin and Cronos that we hold with our custodians and transact with our trade execution partners do not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Additionally, we may be unable to enter into loans or other capital raising transactions collateralized by our unencumbered bitcoin or Cronos holdings, or otherwise generate funds using our digital asset holdings, including in particular during times of market instability or when the prices of bitcoin or Cronos have declined significantly. If we are unable to sell our bitcoin or Cronos, enter into additional capital raising transactions, including capital raising transactions using digital assets as collateral, or otherwise generate funds using our bitcoin or Cronos holdings, or if we are forced to sell our digital assets at a significant loss, in order to meet our financial obligation and liquidity needs, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin or Cronos, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

Substantially all of the bitcoin and Cronos we own will be held in custody accounts at institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our digital assets. Digital assets such as bitcoin and Cronos, and the entities that provide services to participants in the broader blockchain ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. In 2025, Coinbase reported that criminals bribed certain of its non-U.S. employees to steal customer data to use in social engineering attacks. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

•	a partial or total loss of our digital assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our digital assets;
•	harm to our reputation and brand;
•	improper disclosure of data and violations of applicable data privacy and other laws; or
•	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader digital asset blockchain ecosystem, including bitcoin and Cronos networks to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to digital assets, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. Emerging risks, such as AI-driven cyberattacks and the potential for quantum computing to undermine current cryptographic protections, may also increase our long-term exposure. The development of AI and quantum computing technologies could introduce new vulnerabilities in our systems, potentially rendering traditional cryptographic techniques less effective and exposing us to more sophisticated forms of cyberattacks. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Novel methods, such as those utilizing AI or quantum computing, may be even more difficult to detect and defend against. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. In the past, hackers have successfully employed a social engineering attack against one of our service providers and misappropriated our digital assets, although, to date, such events have not been material to our financial condition or operating results. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with geopolitical conflicts, such as the ongoing Russia-Ukraine conflict, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the digital asset industry, including third-party services on which we rely, could materially and adversely affect our business.

We face risks relating to the custody of our digital assets, including the loss or destruction of private keys required to access our digital assets and cyberattacks or other data loss relating to our digital assets.

We will hold our digital assets with regulated custodians that have duties to safeguard our private keys. Although our custodial services contracts will not restrict our ability to reallocate our digital assets among our custodians, and our digital asset holdings may be concentrated with a single custodian from time to time, which may enhance our risk of losses. In light of the significant amount of digital assets we will hold, we will continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our digital assets as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our digital assets, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable or take other measures to custody our digital assets, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

Any insurance that may cover losses of our digital asset holdings will cover only a small fraction of the value of the entirety of our digital assets holdings. The insurance policies maintained by our custodians are shared among all of such custodian’s customers and are not specific to us, and there can be no guarantee that such insurance will be maintained as part of the custodial services available to us, or that such coverage will be available or sufficient to cover losses with respect to our digital assets. Additionally, we do not maintain separate insurance to cover our potential digital asset losses. Moreover, our use of custodians exposes us to the risk that the digital assets our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such digital assets. Any loss associated with such insolvency proceedings is unlikely to be covered by the insurance coverage we our custodians maintain related to our digital assets.

Bitcoin and Cronos are controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the digital assets are held. While the blockchain ledger relevant to such assets requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital assets held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the digital assets held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. Digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

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

A significant portion of our assets are concentrated in our bitcoin and other digital asset holdings. While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our ability to execute on our bitcoin and digital asset strategy, and our business and operations and may also require us to substantially change the manner in which we conduct our business.

In addition, if bitcoin or other digital assets are determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and other digital assets and in turn adversely affect the market price of our listed securities.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our bitcoin strategy, our use of leverage, the manner in which our bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our Board of Directors will have broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding bitcoin and digital assets. Additionally, we are not a registered money market fund under the Investment Company Act of 1940, as amended, and we do not operate as a registered money market fund. Holders of our listed securities, do not benefit from the protections available to holders of securities of a registered money market fund. Bitcoin does not have a similar risk profile to the assets required to be held by money market funds because, among other things, it is much more volatile and involves no principal protection. Unlike money market funds, we do not price our listed securities based on the net asset value of the pool of assets backing the securities. We are also not subject to any regulation requiring that we maintain any particular pricing or stable value, and we are not subject to the fee restrictions or liquidity requirements applicable to registered money market funds.

Our bitcoin and digital asset strategy exposes us to risk of non-performance by counterparties.

Our bitcoin and digital asset strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin or Cronos, a loss of the opportunity to generate funds, or other losses. Additionally, with more companies adopting a bitcoin and digital asset strategy similar to ours, our counterparties and service providers may experience increased demand for their services, which could impact the level or quality of service we receive, or the pricing of these services in the future.

Our principal counterparty risk with respect to our digital assets is the risk that our custodians may fail to perform their obligations under our custody arrangements. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital assets industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc., Binance Holdings Ltd., and Kraken, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our digital assets, nor have such events adversely impacted our access to our digital assets, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While all of our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held digital assets will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our digital assets holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our digital assets, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our bitcoin and digital asset strategy, our use of leverage, the manner in which our digital assets are custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Reserve Policy would require the approval of our Board, no shareholder or regulatory approval would be necessary. Consequently, our Board has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our digital assets holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding digital assets.

Our use of leverage to acquire digital assets could increase the risk of our bitcoin and digital asset treasury strategy.

We have, and may in the future, utilize leverage to acquire bitcoin, which magnifies the potential for loss with our bitcoin treasury strategy. As we use leverage to partially finance our acquisition of digital assets, you will experience increased risks of investing in our securities. If the value of our digital assets increase, then leveraging would cause the value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our digital assets decreases, leveraging would cause the value of our digital assets to decline more sharply than it otherwise would have had we not leveraged our business. Such a decline could negatively affect our ability to service, repurchase, repay or collateralize our debt. The effects of leverage could cause any decrease in asset value for any losses to be greater than any increase in asset value for any corresponding gains. If we incur additional leverage, you will experience increased risks of investing in our common stock.

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

Within 45 days of the closing date of the Debt Financing, we were required to have a Loan-to-Collateral Ratio of less than or equal to 1.0 to 1.0, with the Loan-to-Collateral Ratio calculated as the aggregate outstanding principal balance of all Convertible Notes divided by the sum of (i) the aggregate market value of bitcoin collateral multiplied by 0.5263157895, plus (ii) the aggregate value of all of our cash and cash equivalents collateral. In addition, holders of Convertible Notes have the right, at such holder’s option, to require us to repurchase its Convertible Notes for cash on November 30, 2026, subject to the terms and conditions in the Indenture. The collateral held by the collateral agent under the Indenture may not be available to us to repurchase or repay the Convertible Notes since that collateral is subject to release only in accordance with the terms of the Indenture. We may need to maintain reserves in cash and cash equivalents, or otherwise liquidate bitcoin holdings or other assets when it is not desirable or advisable to do so, in order to fund such obligations, which could negatively affect our business and results of operation.

Risks Related to Our Share Repurchase Program

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value.

On June 23, 2025, we announced that our Board authorized the Share Repurchase Program allowing us to repurchase up to $400 million of our outstanding shares of common stock.

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

From time to time, we may engage in the short sale of securities, which involves the risk of significant loss in the event the price of the borrowed securities appreciates before the short position closes out.

From time to time, we may engage in the short sale of securities, which involves the risk of significant loss in the event the price of the borrowed securities appreciates before the short position closes out. Short sales by us that are not made where there is an offsetting long position in the asset that it is being sold short theoretically involve unlimited loss potential since the market price of securities sold short may continuously increase. Short selling allows us to profit from declines in market prices to the extent such decline exceeds the transaction costs and costs of borrowing the securities. However, since the borrowed securities must be replaced by purchases at market prices in order to close out the short position, any appreciation in the price of the borrowed securities would result in a loss. Purchasing securities to close out the short position can itself cause the price of securities to rise further, thereby exacerbating the loss. We may mitigate such losses by replacing the securities sold short before the market price has increased significantly. Under adverse market conditions, we might have difficulty purchasing securities to meet margin calls on its short sale delivery obligations, and might have to sell portfolio securities to raise the capital necessary to meet its short sale obligations at a time when fundamental investment considerations would not favor such sales.

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

Our prediction‑market initiatives involve emerging technology and business models that are still in development and are subject to significant regulatory, operational, and market uncertainties.

On October 28, 2025, we announced an exclusive arrangement with Crypto.com | Derivatives North America (CDNA), a CFTC-registered exchange and clearinghouse, to integrate prediction markets into Truth Social. Through this integration, Truth Social will become the first social media platform to offer embedded prediction market capabilities via CDNA. Users will be able to trade contracts tied to major events, including political elections, interest rate and inflation changes, commodity prices, and sports outcomes, using our new product technology, Truth Predict, which has not yet entered beta testing.

Prediction markets are a relatively new and evolving business area, and our platform, Truth Predict, is currently in a beta testing phase. There is significant uncertainty regarding user adoption, engagement, and platform integration through distribution partners such as CDNA, as well as the scalability of our business model. In addition, the regulatory and legal frameworks applicable to prediction markets are complex, evolving, and may involve overlapping federal and state oversight, including classification as derivatives, event contracts, or gambling under different jurisdictions. Any failure to successfully develop, integrate, or scale our platform, or to comply with applicable legal and regulatory requirements, could materially and adversely affect our business, results of operations, and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None not previously disclosed in a current report on Form 8-K.

(b) Not applicable.

(c)

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of a	of Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under the
	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
July 1 to July 31	-	$-	-	$400,000.0
August 1 to August 31	242,800	$18.11	242,800	$395,602.2
September 1 to September 30	112,408	$17.81	112,408	$393,599.9

(1)
On June 23, 2025, our Board of Directors authorized the repurchase of up to $400,000.0 of our common stock through the Share Repurchase Program. We may repurchase shares or warrants from time to time on the open market, including in block trades, in accordance with applicable federal securities rules and regulations. The Share Repurchase Program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements, and will be funded by available cash and cash equivalents. Any shares that are repurchased are held in treasury after purchase.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

2.1†
Business Combination Agreement, dated as of August 25, 2025, by and among Yorkville Acquisition Corp., YA S3 Inc., Foris Holdings KY Limited, Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on Augst 26, 2025)

2.2*
Amendment No. 1 to Business Combination Agreement, dated as of October 31, 2025, by and among Yorkville Acquisition Corp., Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC

3.1
Articles of Incorporation of Incorporation of Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 30, 2025)

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

4.3
Form of Earnout Warrant between Yorkville Acquisition Corp. and Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 26, 2025)

4.4
Form of Forced Exercise Warrant between the Yorkville Acquisition Corp. and the holders (including Trump Media & Technology Group Corp.) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 26, 2025)

10.1
Purchase Agreement, date August 26, 2025, by and between Trump Media & Technology Group Corp. and Foris Holdings US, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on August 26, 2025)

10.2
Sponsor Support Agreement, dated as of August 25, 2025, by and among the Yorkville Acquisition Corp., YA S3 Inc., Foris Holdings KY Limited, Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on August 26, 2025)

10.3
Form of Registration Rights Agreement by and among the Yorkville Acquisition Corp., Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on August 26, 2025)

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

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Date: November 7, 2025	By:	/s/ Devin Nunes
	Name:	Devin Nunes
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Phillip Juhan
	Name:	Phillip Juhan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)