Form 10-K
period 2025-12-31
Trump Media & Technology Group Corp.
filed 2026-02-27
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.9 billion based on the closing price per share of the registrant’s common stock, on June 30, 2025, as reported by the Nasdaq Stock Market. For the purposes of this disclosure, shares of common stock held by each executive officer, director and affiliate based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2026, there were 276,731,315 shares of the registrant’s common stock, par value $0.0001 per share (the “common stock”), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report on Form 10-K of Trump Media & Technology Group Corp. are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, our ability to consummate future mergers and acquisitions, including the proposed merger with TAE Technologies, Inc., a Delaware corporation, and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties (some of which are beyond our control) and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including risks and uncertainties that could delay, divert or change these expectations, and could cause actual results to differ materially from those projected in these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

FREQUENTLY USED TERMS

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to TMTG. All references herein to the “Board” refer to the board of directors of TMTG. References to “DWAC” or “Digital World” refer to our predecessor company prior to the consummation of the Initial Business Combination.

In this document:

“Annual Report” means this Annual Report on Form 10-K of Trump Media & Technology Group Corp. for the year ended December 31, 2025.

“Articles” means the Articles of Incorporation of the Company.

“Board” or “TMTG Board” means the board of directors of TMTG.

“Bylaws” means the Bylaws of the Company.

“Closing” means the closing of the Initial Business Combination.

“Code” means the Internal Revenue Code, as amended.

“Company” “TMTG” “we” “our” or “us” means Trump Media & Technology Group Corp.

“Company common stock” or “TMTG common stock” or “common stock” means the common stock, par value $0.0001 per share, of the Company following the Initial Business Combination.

“Digital World” or “DWAC” means Digital World Acquisition Corp., a Delaware corporation, TMTG’s predecessor prior to the Initial Business Combination, which was renamed to “Trump Media & Technology Group Corp.” upon consummation of the Initial Business Combination.

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

“DWAC Effective Time” means the effective time of the Closing, as determined in accordance with the DWAC Merger Agreement.

“DWAC Merger Agreement” means the Agreement and Plan of Merger, dated October 20, 2021, as amended, by and among Digital World, Merger Sub, Private TMTG, ARC Global Investments II, LLC (which has been replaced and succeeded by RejuveTotal LLC, a New Mexico limited liability company effective as of March 14, 2024) in the capacity as the representative of the stockholders of Digital World, and Private TMTG’s General Counsel in the capacity as the representative of the stockholders of Private TMTG.

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

“Equity Incentive Plan” means the Digital World Acquisition Corp. 2024 Equity Incentive Plan, as amended and restated and as such may be amended, supplemented or modified from time to time, which was adopted by the Board and approved by TMTG’s stockholders at the 2025 annual meeting and became effective as of April 30, 2025.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“FASB” means the Financial Accounting Standards Board.

“Founder Shares” means the shares of Digital World Class B common stock initially purchased by ARC Global Investments II, LLC in the Private Placement.

“Initial Business Combination” means the merger and related transactions between Private TMTG and Digital World Acquisition Corp. that were consummated on March 25, 2024, and resulted in Digital World being renamed to “Trump Media & Technology Group Corp.”

“Management” or “Management Team” means the Company’s executive officers and directors.

“Merger Consideration” means the aggregate merger consideration paid to TMTG securityholders (other than holders of TMTG Convertible Notes) as of immediately prior to the DWAC Effective Time in an amount equal to $875,000,000.

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

“Private TMTG” means the pre-Initial Business Combination TMTG entity.

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

“SEPA” means the Standby Equity Purchase Agreement, dated July 3, 2024, between the Company and YA II PN, LTD.

“TAE” means TAE Technologies, Inc., a Delaware corporation.

“TAE Merger” means the merger by and among TMTG, TAE and T Media Sub, Inc. pursuant to which, upon the terms and subject to the conditions set forth therein, T Media Sub, Inc. will merge with and into TAE, with TAE surviving the TAE Merger as a wholly owned subsidiary of TMTG.

“TAE Merger Agreement” means the Agreement and Plan of Merger, dated December 18, 2025, by and among TMTG, TAE and T Media Sub, pursuant to which, upon the terms and subject to the conditions set forth therein, T Media Sub will merge with and into TAE, with TAE surviving the TAE Merger as a wholly owned subsidiary of TMTG.

“TMTG” means Trump Media & Technology Group Corp., a Delaware corporation, formerly known as Digital World Acquisition Corp. References in this Annual Report on Form 10-K to TMTG include its subsidiaries to the extent reasonably applicable.

“TMTG Convertible Notes” means the series of convertible promissory notes in the aggregate principal amount of up to $60,000,000 issued by Private TMTG pursuant to those certain note purchase agreements, by and among Private TMTG and the holders party thereto including any additional convertible promissory notes of like tenor entered into after the date of the DWAC Merger Agreement.

“TMTG stockholders” means, collectively, the holders of TMTG common stock, each a “TMTG stockholder” (other than, and to the extent that, such TMTG common stock was received as a result of the conversion of the TMTG Convertible Notes).

“TMTG Sub” means, with respect to the period following the closing of the Initial Business Combination, TMTG Sub Inc., a Delaware corporation and the surviving corporation of the Merger between Merger Sub and Private TMTG.

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

Unless the context otherwise requires, throughout this Annual Report on Form 10-K, the words “TMTG,” “we,” “us,” “our” or the “Company” refer to Trump Media & Technology Group Corp. and its subsidiaries (as applicable).  The mission of TMTG is to end Big Tech’s assault on free speech by opening up the Internet and giving people their voices back. TMTG operates Truth Social, a social media platform established as a safe harbor for free expression amid increasingly harsh censorship by Big Tech corporations, as well as Truth+, a TV streaming platform focusing on family-friendly live TV channels and on-demand content. TMTG has also launched Truth.Fi, a financial services and FinTech brand incorporating America First investment vehicles and a digital asset strategy--including a bitcoin treasury--to help ensure our financial freedom and protect against discrimination by financial institutions.

Overview

As further detailed in this Annual Report, TMTG ended 2025 with approximately $2,473.2 million of cash, cash equivalents, restricted cash, short-term investments, equity securities, convertible note receivable, interest receivable, digital assets, and digital assets pledged, as well as approximately $947.1 million of debt (excluding lease liabilities). Our $31.3 million of restricted cash serves as collateral to our debt, which may be used to purchase bitcoin and bitcoin related securities, and our unexpired cash-covered put options.

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

Phase 3: Release Truth Social streaming apps for connected TVs. As of October 23, 2024, Truth+ streaming was available on Apple TV, Android TV, and Amazon Fire TV. On March 19, 2025 and May 22, 2025, respectively, TMTG announced the release of Truth+ streaming and on-demand content via Roku.

On April 9, 2025, TMTG announced that the Truth+ mobile and streaming TV applications had been made available in Canada and Mexico, as well as the United States. On July 7, 2025, TMTG announced the successful launch of global streaming.

Since the initial launch of Truth+, TMTG has steadily added both on-demand content and live 24-hour news streams. TMTG is actively developing various means of monetizing the Truth+ platform, including through advertising. On July 9, 2025, TMTG announced the public beta testing of a subscription plan with premium content, the Patriot Package—and that, in the future, Patriot Package subscribers will accumulate Truth gems, which will eventually be tied to a utility token on both Truth Social and Truth+. On August 7, 2025, TMTG announced that Truth+ launched a slate of on-demand content from the Great American Media broadcaster—home to a wide array of programming and brands, spanning faith, comedies, dramas, classic series, lifestyle content, and more, and on August 7, 2025, TMTG announced that Truth+ has added British news broadcaster GB News to the Truth+ platform.

Truth.Fi

Truth.Fi is TMTG’s newest brand, incorporating financial services and financial technology. By expanding into this realm, we aim to serve millions of investors in America and around the world who believe in the greatness of the American economy and want to invest in superior companies while avoiding the giant, woke investment funds and politically motivated debanking problems.

On January 29, 2025, TMTG announced a financial technology strategy. In addition to traditional investment vehicles, these funds may be allocated to customized separately managed accounts (“SMAs”); customized exchange-traded funds and/or exchange-traded products (collectively, “ETFs”); and bitcoin and similar cryptocurrencies or crypto-related securities. On April 15, 2025, TMTG and its partners announced the launch of SMAs. On April 22, 2025, TMTG and its partners announced an agreement to launch a series of ETFs, which are expected to comprise securities as well as digital assets. On December 30, 2025, TMTG announced the launch of five ETFs on the New York Stock Exchange: Truth Social American Security & Defense ETF (TSSD), Truth Social American Next Frontiers ETF (TSFN), Truth Social American Icons ETF (TSIC), Truth Social American Energy Security ETF (TSES), and the Truth Social American Red State REITs ETF (TSRS).

Bitcoin and Digital Asset Strategy

TMTG has implemented a bitcoin and digital asset treasury strategy to help ensure the Company’s financial freedom and protect against discrimination by financial institutions, and may also consider the acquisition of other, similar cryptocurrencies.

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

On May 30, 2025, TMTG announced that it had closed a private placement offering with approximately 50 investors, previously announced on May 27, 2025, consisting of (i) the sale of the Company’s common stock, for gross proceeds of approximately $1.44 billion and (ii) 0.00% convertible senior secured notes due 2028 in the principal amount of $1.00 billion, for an aggregate purchase price of approximately $2.44 billion. On June 13, 2025, TMTG announced the effectiveness of a resale registrations statement in connection with such offering.

On August 25, 2025, TMTG entered into a privately negotiated purchase agreement (the “Purchase Agreement”) with Foris Holdings US, Inc. (“Foris”). Pursuant to the Purchase Agreement, TMTG transferred to Foris 2,797,985 shares of our common stock and $50,000.0 of cash, in exchange for 684,427,004 Cronos, which is the native cryptocurrency of the Cronos blockchain.

TMTG will acquire its bitcoin, bitcoin-related holdings, and digital assets in the amounts and on the timeline it deems optimal. TMTG will continue to monitor market conditions in implementing its strategy and determining whether to engage in future financings to purchase additional bitcoin and digital assets.

Trump Media Group CRO Strategy

On August 26, 2025, TMTG announced that it entered into a definitive agreement (as amended by Amendment No. 1 to the Business Combination Agreement, dated October 31, 2025, the “Business Combination Agreement”) for a business combination (the “Business Combination”) to establish Trump Media Group CRO Strategy, Inc. (“Trump Media Group CRO Strategy”), a digital asset treasury company focused on acquisition of the native cryptocurrency token of the Cronos ecosystem with Yorkville Acquisition Corp., a special purpose acquisition company (the “SPAC”) sponsored by Yorkville Acquisition Sponsor LLC (“Yorkville”).

Expected funding for the digital asset treasury will consist of $1 billion in Cronos (6,313,000,212 Cronos, representing approximately 19% of the total Cronos market cap as of announcement) from Crypto.com, $200 million in cash and $220 million cash-in mandatory exercise warrants, with an additional $5 billion equity line of credit from an affiliate of Yorkville, YA II PN, Ltd. (“YA”), which would make it the first and largest publicly traded Cronos treasury company, as well as what we believe to be the largest digital asset treasury company in history relative to the market cap of the underlying digital asset.

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

Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into an asset contribution agreement with the SPAC (the “TMTG Contribution Agreement”) and, together with the Crypto.com Contribution Agreements (as defined in the Business Combination Agreement) and the TMTG License Agreement (defined below), the “Contribution Agreements”) pursuant to which, at the Closing, TMTG will contribute 100% of the issued and outstanding membership interests of Trump Media Group, LLC, a Florida limited liability company, to the SPAC in consideration of 10,000,000 shares of Class A common stock, par value $0.0001, of the SPAC (the “SPAC Class A Common Stock”), Earnout Warrants (as defined in the Business Combination Agreement) exercisable for up to 21% of the SPAC’s outstanding capital stock at the time of the closing of the Business Combination, and a Forced Exercise Warrant (as defined in the Business Combination Agreement), exercisable for 10,000,000 shares of Class A common stock.

In connection with the Business Combination Agreement, TMTG will enter into a lock-up agreement with the other parties (the “Lock-Up Agreement”). Pursuant to the terms of the Lock-Up Agreement, TMTG will be restricted in their ability to dispose of their ownership in Trump Media Group CRO Strategy, Inc. during the 36-month period beginning on the Closing Date.

TAE Technologies Merger

On December 18, 2025, TMTG entered into the TAE Merger Agreement with TAE and T Media Sub, pursuant to which, the TAE Merger will occur. On December 17, 2025, our Board adopted and approved the TAE Merger Agreement at a special meeting held for that purpose.

Under the terms of the TAE Merger Agreement, prior to the TAE Merger Effective Time, all outstanding shares of preferred stock of TAE (the “TAE Preferred Stock”) will be converted to shares of common stock, par value $0.01 per share, of TAE (“TAE Common Stock”) at the then-effective conversion rate pursuant to TAE’s certificate of incorporation (the “Conversion”).

At the TAE Merger Effective Time, each share of TAE Common Stock issued and outstanding immediately prior to the TAE Merger Effective Time (including those shares of TAE Common Stock converted from TAE Preferred Stock in the Conversion, but excluding those shares held by TMTG, T Media Sub or TAE) will be converted into the right to receive shares of TMTG common stock in an amount equal to the quotient of (i) TMTG’s fully diluted equity shares (as described in the TAE Merger Agreement) divided by (ii) TAE’s fully diluted equity shares (as described in the TAE Merger Agreement).

Upon consummation of the TAE Merger, TMTG expects that its pre-TAE Merger shareholders will own approximately 50% of the combined company and pre-TAE Merger shareholders of TAE will own approximately 50% of the combined company, in each case on a fully diluted equity basis.

The consummation of the TAE Merger is subject to the satisfaction or waiver of certain closing conditions, including, among others, (i) the adoption of the TAE Merger Agreement by holders of (A) a majority of the outstanding shares of TAE Preferred Stock, voting as a single class on an as-converted basis and (B) a majority of the outstanding shares of TAE Common Stock and TAE Preferred Stock (on as an-converted basis), voting together as a single class, (ii) the approval by TMTG stockholders of an amendment to the Articles (the “TMTG Charter Amendment”), (iii) the approval by TMTG stockholders of the issuance of TMTG common stock in connection with the TAE Merger (the “Stock Issuance”), (iv) the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired or been terminated, (vi) there being no law, injunction or order by a governmental body prohibiting the consummation of the TAE Merger, the Stock Issuance or the TMTG Charter Amendment, (vii) the TMTG shares to be issued in connection with the Stock Issuance having been approved for listing on Nasdaq and the NYSE Texas, (viii) the registration statement on Form S-4, to be filed with the SEC by TMTG in connection with the Stock Issuance, having been declared effective by the SEC, (ix) subject to specified materiality standards, the accuracy of the representations and warranties of each party, and (x) compliance by each party in all material respects with their respective covenants. Additionally, the obligation of TAE to consummate the TAE Merger is further conditioned upon the receipt of a customary tax opinion of counsel that the Conversion and the TAE Merger will qualify as one or more “reorganizations” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The waiting period applicable to the TAE Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 19, 2026.

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

Company Products and Services

See above regarding Truth Social, Truth+, and Truth.Fi.

Description of Business

The mission of TMTG is to end Big Tech’s assault on free speech by opening up the Internet and giving people their voices back. TMTG operates Truth Social, a social media platform established as a safe harbor for free expression amid increasingly harsh censorship by Big Tech corporations, as well as Truth+, a streaming platform focusing on family-friendly live TV channels and on-demand content.  TMTG is also launchingTruth.Fi, a financial services and FinTech brand incorporating America First investment vehicles, and a digital asset strategy—including a bitcoin treasury—to help ensure the Company’s financial freedom and protect against discrimination by financial institutions.

Competition

The industries in which TMTG operates or plans to operate—social media, streaming video, and financial products—are all highly competitive. TMTG aims to successfully compete with other platforms and service providers by offering high-quality products, maintaining a steadfast commitment to free speech, and leveraging its unique brand.

Mergers and Acquisitions

Business Combination

On October 20, 2021, Digital World Acquisition Corp. (now known as Trump Media & Technology Group Corp.) (prior to the closing of the Initial Business Combination, “Digital World”), DWAC Merger Sub Inc. (“Merger Sub”), Private TMTG, ARC Global Investments II, LLC (which was replaced and succeeded by RejuveTotal LLC, a New Mexico limited liability company, effective as of March 14, 2024), in the capacity as the representative of the stockholders of Digital World, and Private TMTG’s General Counsel in his capacity as the representative of the stockholders of Private TMTG, entered into an Agreement and Plan of Merger (as amended, the “DWAC Merger Agreement”), pursuant to which, among other transactions, Merger Sub merged with and into Private TMTG, with Private TMTG continuing as the surviving corporation and as a wholly owned subsidiary of TMTG (the “Merger” and, together with the other transactions contemplated by the DWAC Merger Agreement, the “Initial Business Combination”). On March 25, 2024 (the “Closing Date”), the Initial Business Combination was consummated (the “Closing”).

In connection with the Initial Business Combination, all shares of Private TMTG common stock issued and outstanding immediately prior to the effective time of the Closing (the “DWAC Effective Time”)  (other than those properly exercising any applicable dissenters’ rights under Delaware law) were exchanged for the Merger Consideration (as defined in the DWAC Merger Agreement) (or, as applicable, the separate and additional consideration received by former holders of Private TMTG Convertible Notes issued by Private TMTG). Each Private TMTG Convertible Note that was outstanding immediately prior to the Closing was automatically converted immediately prior to the DWAC Effective Time into a number of shares of Private TMTG common stock, in accordance with each such Private TMTG Convertible Note as set forth therein. At the Closing, Digital World Acquisition Corp. changed its name to “Trump Media & Technology Group Corp.” and Private TMTG changed its name to “TMTG Sub Inc.”

Notwithstanding the legal form of the Merger pursuant to the DWAC Merger Agreement, the Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP because Private TMTG was determined to be the accounting acquirer under ASC 805. The determination was primarily based on the evaluation of the following facts and circumstances taking into consideration:

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

As of the Closing, (i) President Donald J. Trump beneficially held approximately 57.6% of the outstanding shares of TMTG common stock and (ii) the public stockholders of TMTG held approximately 21.9% of the outstanding shares of TMTG common stock.  As of the date of this Annual Report, Donald J. Trump Revocable Trust dated April 7, 2014 (the “Trust”), of which President Donald J. Trump is the sole beneficiary, beneficially owns   approximately 41.1% of the voting power of the outstanding TMTG common stock, including 36,000,000 Earnout Shares (as defined in the DWAC Merger Agreement). President Trump’s entitlement to the Earnout Shares was officially determined by TMTG on April 26, 2024 in accordance with the DWAC Merger Agreement, after which President Trump was issued the Earnout Shares.

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

Human Capital Resources

As of December 31, 2025, TMTG had approximately 31 full-time employees. None of TMTG’s employees are subject to a collective bargaining agreement. TMTG has never experienced a material work stoppage or disruption to its business relating to employee matters. We consider our relationship with our employees to be good.

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

Recent Developments

Trump Media Group CRO Strategy

On August 26, 2025, we announced that we entered into the Business Combination Agreement for a Business Combination to establish Trump Media Group CRO Strategy, a digital asset treasury company focused on acquisition of the native cryptocurrency token of the Cronos ecosystem with the SPAC, sponsored by Yorkville. For additional information regarding the Business Combination, see the section titled “Business — Overview — Trump Media Group CRO Strategy.”

Litigation

Litigation with ARC, Patrick Orlando, UAV, Andrew Litinsky, and Wesley Moss in Florida

On February 26, 2024, representatives of ARC Global Investments II, LLC (“ARC”) claimed to Digital World that after a “more comprehensive” review, the conversion ratio for Digital World Class B common stock into Digital World Class A common stock upon the completion of the Initial Business Combination was approximately 1.8:1. ARC’s new claim also contradicted the previous assertion by Patrick Orlando, the managing member of ARC, that the conversion ratio was 1.68:1. Digital World’s board of directors viewed these claims as an attempt by Mr. Orlando to secure personal benefits, breaching his fiduciary duty to Digital World and its shareholders. Digital World and Private TMTG initiated a lawsuit against ARC in the Civil Division for the Twelfth Judicial Circuit Court in Sarasota County, Florida, on February 27, 2024 (Docket No. 2024-CA-001061-NC). The complaint sought a declaratory judgment affirming the appropriate conversion ratio as 1.34:1, as previously disclosed, damages for tortious interference with the contractual and business relationship between Private TMTG and Digital World, and damages for conspiracy with unnamed co-conspirators to interfere with the same. The complaint also sought damages for Mr. Orlando’s breach of fiduciary duty, which exposed Digital World to regulatory liability and resulted in an $18 million penalty, and for his continuous obstruction of Digital World’s merger with Private TMTG to extort various concessions that benefited only him and harmed Digital World and its shareholders. Furthermore, the complaint sought damages for the wrongful assertion of dominion over Digital World’s assets inconsistent with Digital World’s possessory rights over those assets. On March 8, 2024, Digital World voluntarily dismissed its declaratory judgment claim against ARC. On March 17, 2024, Digital World and Private TMTG filed an amended complaint, adding a claim for violation of Florida’s Deceptive and Unfair Trade Practices Act. Digital World further alleged breach of fiduciary duty of loyalty, breach of fiduciary duty of care, and conversion claims against Mr. Orlando. With respect to ARC, Digital World alleged aiding and abetting a breach of fiduciary duty. On April 3, 2024, Defendants ARC and Mr. Orlando filed a joint motion to dismiss the amended complaint or, in the alternative, to stay the proceeding pending the Delaware Action (C.A. No. 2024-0184-LWW). Defendants ARC and Mr. Orlando also filed that same day a motion to stay discovery in the action.

On May 29, 2024, Digital World moved to compel discovery from ARC and Mr. Orlando. On July 15, 2024, following a July 10 hearing, the Court entered an order denying the motion to stay discovery and motion to compel. On July 29, 2024, the Court entered an order denying the motion to dismiss or, in the alternative, to stay the proceeding for improper venue. Defendants ARC and Mr. Orlando appealed that order (C.A. No. 2D2024-1780), which the Second District denied on April 30, 2025. On August 2, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the trial court. On July 31, 2024, Digital World and Private TMTG filed a motion for leave to file a second amended complaint, which proposed to add allegations against ARC and Mr. Orlando related to pre-targeting and other misconduct as set forth in the SEC Complaint against Mr. Orlando, and naming UAV, Andrew Litinsky, and Wesley Moss as additional defendants. On August 15, 2024, Digital World and Private TMTG filed a motion for temporary injunction seeking to enjoin the threatened sale of Digital World stock by Defendant ARC and one of the new defendants proposed to be added through the motion for leave to file a second amended complaint. On August 28, 2024, Digital World and Private TMTG filed a renewed motion to compel, seeking prior productions to the SEC and DOJ and other documents from Defendants ARC and Mr. Orlando. On August 30, 2024, the trial court held a hearing to address several motions. During the hearing, the Court granted Digital World and Private TMTG’s motion for leave to amend and denied their motion for temporary injunction. The trial court also denied the motion to stay pending appeal filed by Defendants ARC and Mr. Orlando. On September 3, 2024, Digital World and Private TMTG filed the Second Amended Complaint. On September 4, 2024, Digital World and Private TMTG filed an expedited motion to compel, seeking production of ARC’s capitalization table, supporting documents, and an order requiring ARC to cooperate with Digital World and Private TMTG in advance of the expiration of the lock-up restriction. On September 5, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the Second District Court of Appeal, which the Second District denied on October 18, 2024 (C.A. No. 2D2024-1780). On September 12, 2024, the Court granted in part and denied in part the expedited motion to compel, ordering production of the capitalization table and supporting documents by September 13, 2024, at 12 p.m. On that same day, Defendants ARC and Mr. Orlando filed a notice of removal in the Middle District of Florida (C.A. No. 8:24-cv-02161). On September 13, 2024, Digital World and Private TMTG filed an emergency motion to remand to state court in the Middle District of Florida, which the Middle District granted on September 17, 2024. On September 18, 2024, Digital World and Private TMTG filed an emergency motion for temporary injunction and contempt against ARC and Mr. Orlando in the state court action. On that same day, the Court held a hearing during which it granted Digital World and Private TMTG’s motion for contempt, imposed a coercive sanction against ARC and Mr. Orlando of $5,000 per day until they complied with the Court’s September 12 discovery order, and denied their motion for temporary injunction. Defendants ARC and Mr. Orlando have filed an appeal of that order, which the Court denied on June 13, 2025 and issued a mandate regarding the denial on July 8, 2025 (C.A. No. 2D2024-2364).

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

On November 18, 2024, the Court granted in part the October motion for order to show cause, ordering, inter alia, the appointment of a third-party vendor to re-collect all devices and files from ARC and Mr. Orlando and run search terms and a sanction against ARC and Mr. Orlando of $5,000 per day from September 18 to November 8, 2024. Defendants ARC and Mr. Orlando filed a motion for leave to amend their petition to appeal the September 18 order to include an appeal of the November 18 order, which the Court denied on February 5, 2025 (C.A. No. 2D2024-2364).

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

On March 21, 2025, UAV, Mr. Moss, and Mr. Litinsky appealed Court’s February 19, 2025 order denying a stay (C.A. No. 2D2025-0735) in the Second District but later filed a voluntary motion to dismiss, which the Second District granted on September 10, 2025. On March 26, 2025, UAV, Mr. Moss, and Mr. Litinsky filed an unopposed motion to amend their March 24 petition, which the Second District granted on April 17, 2025.

On May 29, 2025, ARC and Mr. Orlando appealed the Second District’s April 30 order (SC2025-0757).

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

On July 25, 2025, Digital World and Private TMTG filed a motion for protective order on deposition discovery, which the Court granted in part on August 25, 2025.

On July 28, 2025, ARC filed its Second Amended Answer, Defenses, and Affirmative Defenses to Plaintiffs’ Second Amended Complaint and its Second Amended Counterclaims.

On August 7, 2025, Digital World and Private TMTG filed a motion to dismiss ARC’s Second Amended Counterclaims, which the Court granted as to counts 5 and 6 on September 24, 2025.

On August 14, 2025, UAV, Mr. Litinsky, and Mr. Moss filed an appeal in the Second District as to the July 15, 2025 motion to dismiss order (2D2025-2192), which the Second District dismissed on December 10, 2025 pursuant to the December 9, 2025 stipulation of voluntary dismissal. The Court filed another order confirming dismissal of the Second District action on February 5, 2026.

On August 20, 2025, ARC filed its Third Amended Answer, Defenses, and Affirmative Defenses to Plaintiffs’ Second Amended Complaint, and Mr. Orlando filed his Second Amended Answer, Defenses, and Affirmative Defenses to Plaintiffs’ Second Amended Complaint.

On September 5, 2025, President Trump filed a motion to quash a subpoena directed to him, which the Court granted on October 6.

On September 11, 2025, UAV, Mr. Litinsky, and Mr. Moss filed an Amended Answer. On September 16, 2025, Iowa and 19 other states filed an amici curiae brief in support of President Trump’s September 5 motion to quash.

On September 17, 2025, Digital World and Private TMTG filed a motion to sever and stay ARC’s Second Amended Counterclaims, which the Court reserved ruling on in a February 2, 2026 Order, indicating that the motion may be “relitigated on the eve of trial.”

On September 18, 2025, the United States filed a statement of interest in support of President Trump’s September 5 motion to quash. On September 19, 2025, the Court stayed President Trump’s deposition.

On September 26, 2025, ARC and Mr. Orlando filed a motion for partial summary judgment as to extortion claims filed by Digital World and Private TMTG, which the Court denied during the February 12 hearing.

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

On October 21, 2025, Digital World and Private TMTG filed an emergency petition for writ of mandamus in the Second District (2D2025-2814) requesting the court quash Judge Carroll’s order recusing himself. On that same date, Mr. Orlando and ARC filed a motion for leave to issue a subpoena to President Trump or, in the alternative, to stay the case, which the Court denied on February 17, 2026. On October 23, 2025, the Second District denied Digital World and Private TMTG’s request for expedited treatment of the October 21 petition (2D2025-2814).

On October 31, 2025, Judge Moreland held a hearing where she, inter alia, extended trial deadlines and ordered the parties to submit candidates for Special Magistrate.

On November 10, 2025, ARC and Mr. Orlando filed a motion for reconsideration of Judge Carroll’s September 24 order granting the motion to dismiss ARC’s Second Amended Counterclaims.

On November 14, 2025, Mr. Orlando filed a motion seeking leave to file a Third Amended Answer, Defenses, and Affirmative Defenses to the Second Amended Complaint, which the Court granted during the February 3 hearing.

On November 26, 2025, the Second District denied the October 21 petition (2D2025-2814).

On December 4, 2025, Digital World, Private TMTG, UAV, Mr. Litinsky, and Mr. Moss notified the Court that they reached a settlement resolving all claims asserted between them and, on December 9, stipulated to dismissal of those claims.

On December 9, 2025, the Court held a hearing that resulted in an order denying in part and granting in part the November 10 motion to reconsider the order granting the motion to dismiss.

On January 29, 2026, Mr. Orlando filed a motion for partial summary judgment as to the claims seeking recovery of legal fees advanced to Mr. Orlando.

On February 11, 2026, ARC and Mr. Orlando filed a motion for extension of time, seeking a 30-day extension of time of (1) the expert report deadlines, (2) the fact discovery deadline, and (3) the summary judgment deadline, which the Court granted during the February 19 hearing.

On February 13, 2026, Plaintiffs’ filed a Reply to Mr. Orlando’s Third Amended Answer, Affirmative Defenses, and Additional Defenses.

On February 18, 2026, ARC moved to stay these proceedings pending a resolution of its demand for arbitration submitted to the American Arbitration Association (Case No. 01-25-0009-1364).

A jury trial expected to last approximately three to five weeks, has been scheduled to begin in July 2026.

Litigation with ARC in Delaware

On February 29, 2024, ARC filed a lawsuit in the Court of Chancery of the State of Delaware (C.A. No. 2024-0186-LWW) against Digital World and its directors, alleging an impending violation of the Digital World Charter. ARC alleged that Digital World failed to commit to issue conversion shares to ARC that ARC claims it is owed upon the consummation of the Initial Business Combination pursuant to the Charter. ARC claimed a conversion ratio of 1.81:1 and sought specific performance and damages for the alleged breach of the Charter, a declaratory judgment that the certain derivative securities of Digital World should be included in the calculation of the conversion ratio, a finding that the directors of Digital World breached their fiduciary duties, and a preliminary injunction to enjoin the Initial Business Combination until Digital World “corrected” the conversion ratio. TMTG defended Digital World’s calculation of the conversion ratio and related rights. In addition to its complaint, ARC also filed a motion with the Court of Chancery requesting that the case schedule be expedited to enable the Court of Chancery to conduct an injunction hearing prior to the March 22, 2024, shareholder vote. On March 5, 2024, the Court of Chancery denied ARC’s motion, stating that it would not conduct a merits or injunction hearing before March 22, 2024. Consequently, the Court of Chancery also denied ARC’s request to postpone the Initial Business Combination vote until after a merits hearing. The Court of Chancery ruled that Digital World’s proposal to deposit disputed shares into an escrow account at the close of the Initial Business Combination was adequate to prevent potential irreparable harm related to ARC’s share conversion. The Court of Chancery also found that Digital World’s public disclosures about ARC’s claims and possible conversion scenarios at the close of the Initial Business Combination further mitigated the risk of irreparable harm due to insufficient disclosure for the March 22, 2024 vote. As a result, on March 21, 2024, Digital World entered into two escrow agreements with Odyssey, as follows: (i) an escrow agreement for the benefit of ARC (the “ARC Escrow Agreement”), pursuant to which DWAC deposited into escrow 3,579,480 shares of TMTG shares of common stock (“Common Stock”), and (ii) an escrow agreement for the benefit of the Non-ARC Class B Shareholders (the “Non-ARC Class B Shareholders Escrow Agreement,” and together with the ARC Escrow Agreement, the “Disputed Shares Escrow Agreements”), pursuant to which TMTG deposited into escrow 1,087,553 shares of TMTG Common Stock, which amounts represent the difference between the actual conversion ratio, determined by Digital World’s board of directors upon closing of the Initial Business Combination (which was determined to be 1.348:1), and a conversion ratio of 2.00:1. On September 16, 2024, the Court of Chancery issued its order in this matter setting the conversion ratio at 1.4911:1. The Court of Chancery ruled against ARC on a substantial majority of its claims, reducing ARC’s proposed calculation of the conversion ratio of 1.81:1 by approximately 70% and holding that the former board members of Digital World did not breach any fiduciary duties in setting the conversion ratio calculation or in their public disclosures of the same. As a result of the Court of Chancery’s order, a portion of the disputed shares of Common Stock held in escrow were released to ARC. The release of Common Stock is subject to the terms and conditions of the ARC Escrow Agreement with the Escrow Agent and TMTG. Accordingly, 785,825 shares of TMTG Common Stock, which represents the Court’s calculation for the difference between a ratio of 1.348:1 and 1.4911:1, were released from escrow (the “Court Ratio”). Both parties still retain the option to file an appeal within 30 days after the Court of Chancery’s final order. In connection with the Court of Chancery’s final order, 238,692 Common Shares deposited in the Non-ARC Class B Shareholders Escrow Agreement, representing the Court Ratio, were released to the applicable holders, subject to the terms and conditions of the Non-ARC Class B Shareholders Escrow Agreement and the Securities Act of 1933, as amended. On October 23, 2024, ARC filed a motion for a $1,000,000 fee award. On July 14, 2025, the Court adjusted the fee award downward, awarding ARC $75,000—less than 10% of the amount initially sought. On August 25, 2025, the Court entered a final order and judgment. On September 10, 2025, ARC filed an appeal to the Delaware Supreme Court (No. 375, 2025). On September 23, 2025, Digital World filed a cross-appeal. On February 11, 2026, the Delaware Supreme Court heard oral argument as to both the appeal and cross appeal.

Litigation with Orlando in Delaware

On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Court of Chancery seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”) (C.A. No. 2024-0264-CDW). Mr. Orlando’s allegations relate to certain provisions in the Digital World Charter, Digital World’s bylaws, and an indemnity agreement allegedly entered into between Mr. Orlando and Digital World. Mr. Orlando alleges that those certain provisions require Digital World to pay the legal fees Mr. Orlando incurred and will incur in connection with legal proceedings in which he is involved by reason of the fact that he is or was a director or officer of Digital World. Mr. Orlando seeks a court order that (i) declares that he is entitled to legal fees for certain proceedings described in the complaint, (ii) requires Digital World to pay for legal fees incurred and future legal fees to be incurred for those proceedings, (iii) requires Digital World to pay the fees incurred to bring the Advancement Lawsuit, and (iv) requires Digital World to pay pre- and post-judgment interest on the amounts owed to Mr. Orlando. On April 3, 2024, the Court of Chancery entered a Stipulation and Advancement Order (“Stipulation”) stating that Mr. Orlando is entitled to advancement of attorneys’ fees and costs incurred with legal proceedings described in the Stipulation, subject to Digital World’s right to challenge the reasonableness of those attorneys’ fees and costs. The Stipulation further states that Mr. Orlando is entitled to fees incurred in connection with enforcement of advancement rights and sets forth procedures that will govern future requests for advancement of attorneys’ fees and costs. As of February 23, 2026, TMTG had paid or agreed to pay approximately $22 million to Mr. Orlando’s attorneys pursuant to such Stipulation and TMTG’s other advancement obligations to Mr. Orlando. On April 23, 2024, Mr. Orlando filed a motion for leave to supplement the Advancement Lawsuit to add a claim for advancement of legal fees and expenses Mr. Orlando had incurred and would incur in connection with his defense of an action for declaratory judgment brought by members of ARC regarding Mr. Orlando’s removal as the managing member of ARC (the “ARC Removal Action”). Mr. Orlando also sought reimbursement for the legal fees and expenses incurred in connection with his supplement to the Advancement Lawsuit, and he sought pre-judgment and post-judgment interest on the amounts he claimed were owed to him. On August 1, 2024, plaintiffs in the ARC Removal Action dismissed their complaint without prejudice. On August 8, 2024, Mr. Orlando dismissed his supplemental claims in the Advancement Lawsuit without prejudice.

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

On November 5, 2025, the Court reassigned the action to Vice Chancellor Fioravanti for the limited purpose of resolving the November 4 exception. On November 24, 2025 Digital World filed its opening brief in support of the November 4 exception. On December 15, 2025, Mr. Orlando filed a motion to strike that opening brief, which the Vice Chancellor denied on January 30, 2026.

On December 7, 2025, Mr. Orlando filed a motion for contempt and sanctions, which the Magistrate granted in a bench ruling on January 5, 2026.

On December 31, 2025, Mr. Orlando filed another motion seeking advancement of certain disputed fees, which is fully briefed.

On January 8, 2026, Digital World filed an exception to the January 5 contempt order. On January 20, 2026, the Court ordered the Magistrate to conduct a procedural review of the January 9 exception.

On January 21, 2026, the Magistrate recommended that Vice Chancellor Fioravanti hear the November 4 exception and January 9 exception together.

Litigation with Orlando and Benessere in Miami, Florida

On April 2, 2024, Patrick Orlando and Benessere Investment Group, LLC (“Benessere”) filed suit against TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County Florida (Docket No. 2024-005894-CA-01). Mr. Orlando and Benessere sought a declaratory judgment that TMTG is restricted from disclosing material exchanged with Mr. Orlando and Benessere pursuant to a joint defense agreement previously entered into by the parties in addition to a request for damages for any breach of the joint defense agreement. On July 1, 2025, the parties filed a joint stipulation, agreeing to dismiss the case with prejudice pursuant to a confidential settlement agreement. On September 3, 2025, the Court dismissed the case. On December 2, 2025, Mr. Orlando and Benessere filed a motion to enforce the settlement agreement.

Arbitration with ARC in New York

On December 1, 2025, ARC submitted to the American Arbitration Association (“AAA”) a demand for arbitration with TMTG regarding access to privileged communications with a law firm that represented DWAC (Case Number: 01-25-0009-1364). On January 12, 2026, the AAA appointed Marilyn Salzman as the arbitrator to conduct a hearing in New York County, New York.

Litigation with ARC in the Third Circuit

On November 26, 2025, Odyssey filed a notice in the Third Circuit Court of Appeals (C.A. No. 25-cv-03324) seeking review of the District of Delaware’s October 23 Order dismissing the District Court action (C.A. No. 24-cv-00729).

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

•	TMTG carries a large amount of cash, cash equivalents, restricted cash, and short-term investments on its balance sheet, which could expose it to additional risks.

Risks Related to our Digital Asset Treasury Strategy and Holdings

•	Our bitcoin strategy exposes us to various risks, including risk associated with bitcoin.
•	Bitcoin and Cronos are highly volatile assets, and fluctuations in the price of bitcoin and Cronos are likely to influence our financial results and the market price of our listed securities.
•	Our operating results will be dependent on the price of digital assets. If such price declines, our business, operating results, and financial condition would be adversely affected.

•	Bitcoin, Cronos and other digital assets are relatively novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.
•
Our historical financial statements prior to September 30, 2025 do not reflect the potential variability in earnings that we have experienced to date and may experience in the future relating to our bitcoin and other digital asset holdings.

•	The recent increase in the availability of alternative ways to gain exposure to bitcoin and other digital assets may adversely affect the market price of our listed securities.
•	Our bitcoin and digital asset strategy subjects us to enhanced regulatory oversight.
•
Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

•	The concentration of our bitcoin and digital asset holdings enhances the risks inherent in our bitcoin and digital asset strategy.
•
Our bitcoin and Cronos holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

•
Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our listed securities.

Risks Related to our Convertible Notes and Potential Future Indebtedness

•
Our level and terms of indebtedness could adversely affect our ability to raise additional capital to further execute on our bitcoin strategy, fund other operations, and take advantage of new business opportunities.

•
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

•	The forced conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
•	Collateral requirements and the repurchase rights of holders of our Convertible Notes may constrain our bitcoin strategy and our business.

Risks Related to our Share Repurchase Program

•	We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value.

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
•
The License Agreement does not require President Donald J. Trump to use Truth Social in certain circumstances, including with respect to posts that he determines, in his sole discretion, to be politically-related. TMTG lacks any meaningful remedy with respect to such determination, which could have a material adverse effect on the business and/or operations of TMTG.

Risks Related to Intellectual Property

•
TMTG’s intellectual property may be infringed upon, and others have and may continue to accuse TMTG of infringing on their intellectual property, either of which could adversely affect TMTG’s business and result in protracted and expensive litigation.

•
TMTG must comply with licenses related to the use of free, publicly‑available software incorporated in Truth Social products; failure to do so could cause the loss of the ability to use such software, which could in turn adversely affect TMTG’s revenues and results of operations.

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

•
Florida law and TMTG’s Articles and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

•	Ongoing litigation over the “conversion ratio” could adversely affect TMTG’s business, financial condition and stock price.
•
The Trust holds approximately 41.1% of the outstanding TMTG common stock, which control limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to TMTG’s organizational documents and the approval of any merger, consolidation, sale of all or substantially all of its assets, or other major corporate transaction requiring stockholder approval.

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

Risks Relating to the TAE Merger
•	The market price of TMTG common stock after the TAE Merger may be affected by factors different from those currently affecting the shares of TMTG common stock.
•	TMTG and TAE are expected to incur substantial costs related to the TAE Merger and integration, and these costs may be greater than anticipated due to unexpected events.

•	Combining TMTG and TAE may be more difficult, costly or time-consuming than expected, and TMTG may fail to realize the anticipated benefits of the TAE Merger.
•
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the TAE Merger.

•
If the requisite approval of TMTG shareholders or TAE shareholders is not obtained, or other conditions to the closing of the TAE Merger are not met, the TAE Merger Agreement may be terminated in accordance with its terms and the TAE Merger may not be completed.

•	Failure to complete the TAE Merger could negatively impact TMTG.
•	TMTG is subject to certain contractual restrictions pursuant to the TAE Merger Agreement while the TAE Merger is pending.
•
Each TMTG shareholder will have a substantially reduced ownership and voting interest in the combined company after the consummation of the TAE Merger than the holder’s interest in TMTG prior to the consummation of the TAE Merger.

•	Issuance of shares of TMTG common stock in connection with the TAE Merger may adversely affect the market price of TMTG common stock.
•
Shareholder litigation related to the TAE Merger could prevent or delay the completion of the TAE Merger, result in the payment of damages or otherwise negatively impact the business and operations of TMTG.

•	If TAE defaults under the Convertible Promissory Note issued by TMTG in connection with the TAE Merger Agreement, it could negatively impact TMTG.

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

TMTG cannot specify with any certainty the particular uses of the net proceeds that TMTG either received pursuant to the Initial Business Combination or will receive under the SEPA and/or due to the exercise of certain outstanding TMTG warrants. TMTG’s Management has broad discretion in the use of TMTG’s available cash, including working capital, possible acquisitions, and other general corporate purposes, and TMTG may spend or invest this cash in a way with which the stockholders disagree. The failure by TMTG’s Management to apply these funds effectively could harm TMTG’s business and financial condition. Pending their use, TMTG may invest the net proceeds from the offering in a manner that does not produce income or that loses value.

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

Prior to the closing of the Initial Business Combination, Private TMTG focused on developing Truth Social by enhancing features and user interface rather than relying on traditional performance metrics like average revenue per user, ad impressions and pricing, or active user accounts, including monthly and daily active users. While many industry peers may report on these or similar metrics, given the early development stage of Truth Social, TMTG’s management and board does not rely on, and does not anticipate relying on, any particular key performance metric to make business or operating decisions. TMTG will continue actively evaluating the most relevant, reliable and appropriate key operating metrics (if any) that align with its evolving business model. At this juncture in its development, TMTG believes that adhering to traditional key performance indicators (“KPIs”), such as signups, average revenue per user, ad impressions and pricing, or active user accounts including monthly and daily active users, could potentially divert its focus from strategic evaluation with respect to the progress and growth of its business. TMTG believes that focusing on these KPIs might not align with the best interests of TMTG or its stockholders, as it could lead to short-term decision-making at the expense of long-term innovation and value creation. Therefore, TMTG believes that this strategic evaluation is critical and aligns with its commitment to a robust business plan that includes introducing innovative features, new products, new technologies.

In connection with such evaluation, and consistent with SEC guidance, TMTG will consider whether it has effective controls and procedures in place to process information related to the disclosure of key performance indicators and metrics to ensure consistency as well as accuracy period over period, or the feasibility of implementing any such controls and procedures. If so, TMTG may decide to collect and report such metrics if they are deemed to significantly enhance investors’ understanding of TMTG’s financial condition, cash flows, and other aspects of its financial performance. However, TMTG may find it difficult or resource-prohibitive to implement such effective controls and procedures and may never collect, monitor or report any or certain key operating metrics, which is likely to make it difficult for stockholders in TMTG to evaluate and compare TMTG’s performance to that of companies in similar industries.

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

TMTG has financed its operations principally through the Initial Business Combination with DWAC, convertible loans, and the sale of TMTG common stock. Substantially all of the convertible notes converted into TMTG common stock upon consummation of the Initial Business Combination, and the remaining convertible notes converted into TMTG common stock upon registration of its underlying shares. As of December 31, 2025, TMTG has approximately $2,473.1 million of cash, cash equivalents, restricted cash, short-term investments, equity securities, convertible note receivable, digital assets, and digital assets pledged, and $947.1 million of debt (excluding lease liabilities). Although TMTG currently anticipates that the proceeds from the Initial Business Combination, the shares issued to Yorkville under the SEPA, and the exercise of TMTG warrants, together with TMTG’s available funds and cash flow from operations, are sufficient to meet TMTG’s cash needs for the foreseeable future, TMTG may require substantial additional financing at various intervals in order to continue to develop and promote Truth Social, Truth+, and Truth.Fi, and additional products/acquisitions. Such financing may be required for operating expenses including intellectual property protection and enforcement, for pursuit of regulatory approvals, and for commercialization of Truth Social, Truth+, and Truth.Fi, and future products.

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

In addition, there is no assurance that the holders of the TMTG warrants will elect to exercise any or all of the warrants, and approximately 11 million warrants remained unexercised as of February 25, 2026. If TMTG warrants are not exercised, or are exercised on a “cashless basis,” the amount of cash TMTG would receive from the exercise of the warrants will decrease.

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

TMTG depends on the ability of TMTG’s users and advertisers to access the internet. This access will be provided by companies-including hostile legacy technology companies-that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to TMTG’s products or services, which would, in turn, negatively impact TMTG’s business. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, TMTG’s products and services, increase TMTG’s cost of doing business and adversely affect TMTG’s operating results. TMTG will also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to TMTG and its users. As the internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the internet infrastructure that TMTG and its users rely on may be unable to support the demands placed upon it. The failure of the internet infrastructure that TMTG’s users rely on, even for a short period of time, could undermine TMTG’s operations and harm TMTG’s operating results.

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

The industries in which TMTG operates or has announced plans to operate-social media, streaming video, and financial products-are all highly competitive.

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

•	the application of antitrust laws both in the United States and internationally;
•	government action regulating competition;
•	TMTG’s ability to attract, retain and motivate talented employees, particularly engineers, designers and product managers;
•	TMTG’s ability to build, maintain, and scale technical infrastructure, and risks associated with disruptions in TMTG’s service, catastrophic events, cyber‑attacks, and crises;
•	acquisitions or consolidation within TMTG’s industry, which may result in more formidable competitors; and
•	TMTG’s reputation and the brand strength relative to its competitors.

If TMTG is unable to effectively compete due to these or other factors, TMTG’s business could be harmed.

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

If TMTG is unable to effectively compete due to these or other factors, TMTG’s business could be harmed.

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

You should take into account the risks and uncertainties frequently encountered by new companies in rapidly evolving markets. TMTG’s financial results in any given quarter can be influenced by numerous factors, many of which TMTG is unable to predict or is outside of TMTG’s control, including:

•	TMTG’s ability to maintain and grow TMTG’s user base and user engagement;
•	TMTG’s ability to attract and retain advertisers in a particular period;
•	seasonal fluctuations in spending by TMTG’s advertisers;
•	the number of ads shown to users;
•	the pricing of TMTG’s ads and other products;
•	TMTG’s ability to increase payments and other fees revenue;
•	the diversification and growth of revenue sources beyond advertising and payments;
•	the development and introduction of new products or services by TMTG or its competitors;
•	increases in marketing, sales, and other operating expenses that TMTG may incur to grow and expand TMTG’s operations and to remain competitive;
•	TMTG’s ability to maintain gross margins and operating margins;
•	TMTG’s ability to obtain equipment and components for TMTG’s data centers and other technical infrastructure in a timely and cost‑effective manner;
•	system failures or breaches of security or privacy;
•	inaccessibility of the Truth ecosystem due to third‑party actions;
•	adverse litigation judgments, settlements, or other litigation‑related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy, or enforcement by government regulators, including fines, orders, or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of TMTG’s revenue and expenses denominated in foreign currencies;
•	fluctuations in the market values of TMTG’s portfolio investments and in interest rates;
•	changes in U.S. GAAP; and
•	changes in business or macroeconomic conditions.

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

The number of people who access the internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as net books and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. There are 8.6 billion mobile phones worldwide in 2025. Since TMTG may generate a majority of TMTG’s advertising revenue through users on mobile devices, TMTG must continue to drive adoption of TMTG’s mobile applications. In addition, mobile users frequently change or upgrade their mobile devices. TMTG’s business and operating results may be harmed if TMTG’s users do not install Truth Social application when they change or upgrade their mobile device. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. It is difficult to predict the problems TMTG may encounter in adapting TMTG’s products and services and developing competitive new products and services that are compatible with new devices or platforms. If TMTG is unable to develop products and services that are compatible with new devices and platforms, or if TMTG is unable to drive continued adoption of TMTG’s mobile applications, TMTG’s business and operating results may be harmed.

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

“Spam” on Truth Social refers to a range of abusive activities that are prohibited by TMTG’s terms of service and is generally defined as unsolicited, repeated actions that negatively impact other users with the general goal of drawing user attention to a given account, site, product or idea. This includes posting large numbers of unsolicited mentions of a user, duplicating content, misleading links (e.g., to malware or click- jacking pages) or other false or misleading content, and aggressively following and un-following accounts, adding users to lists, sending invitations, retruthing and favoriting content to inappropriately attract attention. TMTG’s terms of service also prohibit the creation of serial or bulk accounts, using automation, for disruptive or abusive purposes, such as to truth spam or to artificially inflate the popularity of users seeking to promote themselves on Truth Social. Although TMTG will continue to invest resources to reduce scammer activity and spam on Truth Social, TMTG expects scammers and spammers will continue to seek ways to act inappropriately on TMTG’s platform. In addition, TMTG expects that increases in the number of users on TMTG’s platform will result in increased efforts by scammers and spammers to misuse TMTG’s platform. TMTG cannot guarantee that TMTG will successfully and continuously combat scammers and spam, including by suspending or terminating accounts TMTG believes to be spammers and launching algorithmic changes focused on curbing abusive activities. TMTG’s actions to combat scammers and spam require the diversion of significant time and focus of TMTG’s engineering team from improving TMTG’s products and services. If scammer activity or spam increases on Truth Social, this could hurt TMTG’s reputation for delivering relevant content or reduce user growth and user engagement and result in continuing operational cost to us.

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

Bots-software applications that are programmed to do certain tasks and imitate the behavior of humans-often attempt to proliferate on social media networks. TMTG prioritizes preventing, detecting, and eliminating bots from Truth Social. If these efforts are unsuccessful, bots could pose significant challenges to the smooth technical operation of the platform, impact the accuracy of certain data that TMTG may collect regarding user statistics, or degrade Truth Social’s user experience, which seeks to promote genuine interaction among humans.

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

TMTG plans to roll out its streaming content in three phases: Phase 1: Introduce Truth Social’s content CDN for streaming live TV to the Truth Social app for Android, iOS, and Web. On August 7, 2024, TMTG announced that TV streaming had become available via all three modalities. Phase 2: Release stand-alone Truth Social over-the-top streaming apps for phones, tablets, and other devices. As of October 21, 2024, TMTG had announced that Truth+ streaming had been released as a standalone product on Android, iOS, and Web. Phase 3: Release Truth Social streaming apps for home TV. As of October 23, 2024, TMTG had announced that Truth+ streaming had been released on Apple TV, Android TV, and Amazon Fire TV. As part of the roll out of Truth+, TMTG obtained data center services and related equipment for the project. On March 19, 2025 and May 22, 2025, respectively, TMTG announced the release of Truth+ streaming and on-demand content via Roku. On April 9, 2025, TMTG announced that the Truth+ mobile and streaming TV applications had been made available in Canada and Mexico, as well as the United States. On July 7, 2025, TMTG announced the successful launch of global streaming. Since the initial launch of Truth+, TMTG has steadily added both on-demand content and live 24-hour news streams. TMTG is actively developing various means of monetizing the Truth+ platform, including through advertising. On July 9, 2025, TMTG announced the public beta testing of a subscription plan with premium content, the Patriot Package—and that, in the future, Patriot Package subscribers will accumulate Truth gems, which will eventually be tied to a utility token on both Truth Social and Truth+. On August 7, 2025, TMTG announced that Truth+ launched a slate of on-demand content from the Great American Media broadcaster—home to a wide array of programming and brands, spanning faith, comedies, dramas, classic series, lifestyle content, and more, and on August 7, 2025, TMTG announced that Truth+ has added British news broadcaster GB News to the Truth+ platform.

TMTG began generating revenue from this technology during 2025, upon the successful implementation of all three phases and launch of the Patriot Package.

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

The success of Truth.Fi will depend on the ability of TMTG and/or its partners to successfully roll out its planned financial services products; construct customized separately managed accounts and customized exchange traded funds, and other investment vehicles; obtain required regulatory approvals, licenses and permits; and to gain market adoption and consumer interest. If TMTG is not able to develop Truth.Fi as planned, it may adversely affect TMTG’s business, operations and financial condition.

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

TMTG carries a large amount of cash, cash equivalents, restricted cash, and short-term investments on its balance sheet, which could expose it to additional risks.

TMTG has carried and may continue to carry a large amount of cash, cash equivalents, restricted cash, and short-term investments on its balance sheet. As of December 31, 2025, TMTG has approximately $470.9 million of cash, cash equivalents, restricted cash, and short-term investments. As of the date of this Annual Report, TMTG holds such assets in cash and other low-risk investments from which it may interest income commensurate with prevailing rates. If interest rates decline, TMTG’s interest income could decrease materially. In addition, the amount of our cash assets may exceed the amount of the FDIC’s deposit insurance, exposing us to additional losses or failures in the banking system.

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

From time to time, we may engage in the short sale of securities, which involves the risk of significant loss in the event the price of the borrowed securities appreciates before the short position closes out. Short sales by us that are not made where there is an offsetting long position in the asset that it is being sold short theoretically involve unlimited loss potential since the market price of securities sold short may continuously increase. Short selling allows us to profit from declines in market prices to the extent such decline exceeds the transaction costs and costs of borrowing the securities. However, since the borrowed securities must be replaced by purchases at market prices in order to close out the short position, any appreciation in the price of the borrowed securities would result in a loss. Purchasing securities to close out the short position can cause the price of securities to rise further, thereby exacerbating the loss. We may mitigate such losses by replacing the securities sold short before the market price has increased significantly. Under adverse market conditions, we might have difficulty purchasing securities to meet margin calls on its short sale delivery obligations, and might have to sell portfolio securities to raise the capital necessary to meet its short sale obligations at a time when fundamental investment considerations would not favor such sales.

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

On October 28, 2025, we announced an exclusive arrangement with Crypto.com | Derivatives North America (CDNA), a CFTC-registered exchange and clearinghouse, to integrate prediction markets into Truth Social. Details of Truth Predict product offerings—and associated technology—remain in development.

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

Risks Related to Our Digital Asset Treasury Strategy and Holdings

Our bitcoin strategy exposes us to various risks, including risk associated with bitcoin.

Our bitcoin strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $61,000 per bitcoin and above $126,000 per bitcoin in the past 12 months. The trading price of bitcoin significantly decreased during prior periods, and such declines may occur again in the future.

Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns, and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Such strategies may include, without limitation, options-based acquisition strategies, lending or borrowing arrangements, and other derivative transactions, each of which would expose us to additional counterparty, market, liquidity, and regulatory risk beyond those associated with holding bitcoin directly. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

Our bitcoin holdings may significantly impact our financial results and the market price of our listed securities. Our bitcoin holdings are expected to impact our financial results and the market price of our listed securities. If we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact. See “Risks Related to Our Digital Asset Strategy and Holdings—Our historical financial statements prior to September 30, 2025 do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

Our assets will be concentrated in bitcoin. We expect that a large portion of our assets will be concentrated in our bitcoin holdings. The concentration of our assets in bitcoin limits our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of treasury assets.

Our bitcoin strategy relies substantially on our ability to complete equity and debt financings. Substantially all of our bitcoin purchases have been made using proceeds from equity and debt financings. Our ability to achieve the objectives of our bitcoin strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our bitcoin strategy.

Our bitcoin strategy has not been tested over an extended period of time or under all market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold bitcoin. This strategy has not been tested over an extended period of time or under all market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. If bitcoin prices were to decline or our bitcoin strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

We are subject to counterparty risks, including in particular risks relating to our custodians. Although we have implemented various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the bitcoin we own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin, or delaying or hindering our access to our bitcoin holdings, and this may ultimately result in the loss of the value related to some or all of such bitcoin, which could have a material adverse effect on our financial condition as well as the market price of our listed securities.

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

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. We have adopted ASU 2023-08 as of January 1, 2025, which requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. Due in particular to the volatility in the price of bitcoin, the adoption of ASU 2023-08 has materially impacted on our financial results, increased the volatility of our financial results, affected the carrying value of our bitcoin on our balance sheet, and we expect these impacts to continue. For example, we incurred an unrealized loss on digital assets of $340,602.9 for the year-ended December 31, 2025. Significant variances in gains and losses could occur in future periods. As described in greater detail under the risk factor heading “Unrealized fair value gains on our bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022,” ASU 2023-08 could also have adverse tax consequences. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities.

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

Cronos’ value and trading liquidity are closely associated with the reputation of and interest in the Cronos blockchain ecosystem and its sponsors and service providers, such as Crypto.com. Adverse developments involving those parties—including business setbacks, policy changes, cybersecurity incidents, or regulator actions related to the Cronos network—could reduce demand for Cronos, restricting trading venues, or negatively affecting perceptions of the token and the Cronos network.

Our Cronos position may represent a meaningful percentage of the daily trading volume of Cronos on certain exchanges. Any attempt to liquidate a significant portion of our Cronos holdings could itself move the market price materially, and we may be unable to liquidate our Cronos position at favorable prices or at all, particularly during periods of market stress or reduced liquidity.

Changes to the Cronos network—whether technical, economic, or governance-related—may occur without our input and could negatively affect the value, usability, or structure of Cronos. Additionally, Cronos holdings face risks related to custody, security, and uncertain accounting or tax treatment, which could lead to financial loss or reporting challenges. As compared to more established digital assets like bitcoin, the Cronos network is governed by a more concentrated group of stakeholders. Decisions regarding tokenomics, inflation schedules, staking rewards, validator requirements, or network architecture may ultimately be made without our input or consent. Such changes could materially reduce the value, utility, or liquidity of our Cronos holdings.

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

We previously disclosed that as a result of the enactment of the IRA and our adoption of ASU 2023-08, unless the IRA was amended or the 2024 Proposed Regulations with respect to CAMT, when finalized, were revised to provide relief (or other interim relief was granted), that we could become subject to the CAMT in future tax years. However, pursuant to the Interim Guidance, the Company now plans to exclude its unrealized gains and losses from the calculation of its AFSI for purposes of determining whether it is subject to CAMT. As a result, the Company no longer expects to become subject to CAMT due to unrealized gains on its bitcoin holdings. However, the Interim Guidance could be modified, narrowed, or withdrawn in future rulemaking. There can be no assurance that the final rules, when issued, will be consistent with the Interim Guidance or that such final rules will not subject us to CAMT.

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

Bitcoin and Cronos are highly volatile assets, and fluctuations in the price of bitcoin and Cronos are likely to influence our financial results and the market price of our listed securities. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin or Cronos decreased substantially (as it has in the past, including during the fiscal year ended December 31, 2025), including as a result of:

•	decreased user and investor confidence in bitcoin and Cronos, including due to the various factors described herein;
•
investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, other companies executing a bitcoin strategy similar to ours, miners and other investors; (ii) actual or expected significant dispositions of digital assets by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, such as (a) the transfers of bitcoin to creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024 and are due to be completed by October 2026, (b) the transfer of 94,643 bitcoin to Bitfinex following proceedings related to a 2016 hack of its platform, and (c) potential sales of 69,370 bitcoin seized from the Silk Road marketplace by the U.S. Department of Justice; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin, Cronos or spot bitcoin exchange-traded products (ETPs);

•
negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin, Cronos or the broader digital assets industry, including, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii), expected or pending civil, criminal, regulatory enforcement or other high-profile actions against major participants in the bitcoin ecosystem, including the SEC’s previous enforcement action against Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process; and (v) activities relating to other cryptocurrencies, including “meme coins”;

•	changes in consumer preferences and the perceived value or long-term prospects of bitcoin, Cronos and other digital assets;
•
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

•
competition from other digital assets that exhibit better speed, security, scalability or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or by reserves of fiat currencies, or that represent ownership or security interests in physical assets;

•
a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange in digital asset purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or Cronos or adversely affect investor confidence in digital assets generally;

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

•
disruptions, failures, unavailability or interruptions in services of trading venues for bitcoin or Cronos, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action previously brought against Binance Holdings Ltd. and others, which initially sought to freeze all assets on the Binance US platform during the pendency of the enforcement action and has since resulted in Binance discontinuing all fiat deposits and withdrawals in the U.S.;

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
•
developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and

•
changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, and the adverse impacts attributable to global conflicts including those between Russia and Ukraine and in the Middle East.

Any of the foregoing factors, individually or in the aggregate, could result in significant volatility or a substantial decline in the price of bitcoin or Cronos, which could in turn adversely affect our financial results, the market price of our listed securities, and our ability to implement our digital asset strategy.

Our operating results will be dependent on the price of digital assets. If such price declines, our business, operating results, and financial condition would be adversely affected.

Any declines in the volume of digital asset transactions, the price of digital assets, or market liquidity for digital assets generally may adversely affect our operating results. As part of our bitcoin and digital asset strategy, we have significant investments in bitcoin and bitcoin-related assets. In addition, we currently hold a position in Cronos, a digital asset that is less widely adopted and actively traded than bitcoin, but still exposes us to comparable market risks. Our operating results are impacted by the revenues and profits we generate from the purchase, sale, and trading of bitcoin, Cronos and financial contracts linked to these and other digital assets. The price of digital assets and associated demand for buying, selling, and trading of digital assets have historically been subject to significant volatility. For instance, in 2017 and 2021, the value of certain digital assets, including bitcoin, experienced steep increases in value, followed by steep declines in 2018 and 2022. After recovering from the 2018 decline and reaching record highs in December 2021, the value of the total crypto market cap declined by approximately 64% in the twelve months ended December 31, 2022. The collapse of several companies in the digital asset industry such as Celsius, Voyager and FTX impacted digital assets prices in 2022 and the majority of 2023. Crypto market capitalization increased again in 2024 following the approval and launch of spot-based bitcoin ETFs in the U.S. in the first quarter of 2024 and the election of President Donald Trump in the fourth quarter of 2024. The crypto market experienced a general decline in the first quarter of 2025, it rebounded in the second quarter and sustained that momentum through the third quarter, before a cooling off in the fourth quarter. The price and trading volume of any digital asset, including bitcoin and Cronos, is subject to significant uncertainty and volatility, and may significantly decline in the future, without recovery. Such uncertainty and volatility depend on a number of factors, including:

•	market conditions across the cryptoeconomy;
•	changes in liquidity, volume, and trading activities;
•	trading activities on digital asset trading platforms worldwide, many of which may be unregulated and may include manipulative activities;
•	investment and trading activities of highly active retail and institutional users, speculators, miners, and investors;

•
the speed and rate at which cryptocurrency is able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial assets worldwide, if at all;

•	decreased user and investor confidence in digital assets and digital asset trading platforms;
•	negative publicity and events relating to the cryptoeconomy;
•	unpredictable social media coverage or trending of digital assets;
•	the ability for digital assets to meet user and investor demands;
•	the functionality and utility of digital assets and their associated ecosystems and networks, including digital assets designed for use in various applications;
•	consumer preferences and perceived value of digital assets and digital asset markets;
•	increased competition from other payment services or other digital assets that exhibit better speed, security, scalability, or other characteristics;
•	regulatory, enforcement, or legislative changes and updates affecting the cryptoeconomy;
•	the characterization of digital assets under the laws of various jurisdictions around the world;
•	the maintenance, troubleshooting, and development of the blockchain networks underlying digital assets, including by miners, validators, and developers worldwide;
•	the ability for cryptocurrency networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;
•	ongoing technological viability and security of digital assets and their associated smart contracts, applications, and networks, including vulnerabilities to hacks and scalability limitations;
•	fees and speed associated with processing digital asset transactions, including on underlying blockchain networks and digital asset trading platforms;
•	financial strength of market participants;
•	the availability and cost of funding and capital;
•	the liquidity of digital asset trading platforms;
•	interruptions in service from or failures of major digital asset trading platforms;
•	availability of an active derivatives market for various digital assets;
•	availability of banking and payment services to support cryptocurrency-related projects;
•	levels of interest rates and inflation;
•	monetary policies of governments, trade restrictions, and fiat currency devaluations; and
•	national and international economic and political conditions.

There is no assurance that any digital asset will maintain its value or that there will be meaningful levels of trading activities. For example, in 2025 we witnessed dampened demand for trading digital assets, impacting our operating results. In the event that the price of digital assets or the demand for trading digital assets decline, including bitcoin, Cronos, or others, our business, operating results, and financial condition could be adversely affected.

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

In addition, social media posts and other statements and actions by prominent individuals, including influential public figures, entrepreneurs, and policy makers, have resulted in outsized movements in the market price of bitcoin and other cryptocurrencies. It is possible that future statements by such individuals concerning bitcoin and other cryptocurrencies will have disproportionate impacts on the market price of bitcoin and other digital assets.

Bitcoin, Cronos and other digital assets are relatively novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin, Cronos and other digital assets are relatively novel assets and are subject to significant legal, commercial, regulatory and technical uncertainty, any of which could adversely affect the price of digital assets and our ability to hold or transact in digital assets. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and regulators in the United States and in other countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin and other digital assets or the ability of individuals or institutions such as us to own or transfer bitcoin or other digital assets.

Governments and regulators in the United States and abroad may enact new laws and regulations, or enforce or interpret existing laws or regulations, in a manner that could impose material additional regulatory burdens and costs on us or other digital asset industry participants, which could materially affect the price of bitcoin and other digital assets or the ability of individuals or institutions such as us to own or transfer bitcoin or other digital assets. For example, within the past several years:

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

•
in September 2025, Nasdaq reportedly announced new informal interpretations of its rules that require certain Nasdaq-listed companies to obtain shareholder approval before engaging in certain transactions, such as private placements for the purpose of acquiring digital assets or accepting in-kind contributions of digital assets in exchange for equity;

•
in July 2025, the SEC announced “Project Crypto,” a commission-wide initiative with a stated goal of modernizing the securities rules and regulations to enable America’s financial markets to move on-chain;

•
in July 2025, President Trump signed into law the Guiding and Establishing National Innovation for US Stablecoins Act (“GENIUS Act”), establishing a legislative framework for the regulation of payment stablecoins and marking the first federal legislation for the regulation of digital assets in the U.S.;

•
in July 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”), a comprehensive digital asset market structure and regulation bill. The CLARITY ACT, and other digital asset market structure and regulation bills, remains under consideration and continues to evolve in the U.S. Senate;

•
in January 2025, President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries and in July 2025, such working group published a report on strengthening American leadership in digital financial technology, which  recommended several regulatory and legislative proposals to advance President Trump’s January 2025 executive order;

•
in January 2025, the SEC announced the formation of a “Crypto Task Force,” which is intended to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;

•
in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, alleging, among other things, that each was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

•
in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other things, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

•
in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, U.S. Commodity Futures Trading Commission (“CFTC”), the Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by those agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across four agencies and to discontinue its operations in the United States;

•	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023, which regulates market activities in “cryptoassets;”
•	in May 2023, the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin; and
•	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

Although the complaints against Coinbase, Inc., Payward Inc., Payward Ventures Inc. and Binance Holdings Ltd. have been dismissed, the SEC, CFTC, foreign governments, states, or other regulatory agencies may initiate similar actions in the future, which could materially affect the price of bitcoin and our ability to own or transfer bitcoin.

It is not possible to predict whether or when new laws and regulations will change the legal framework governing digital assets or expand the authority of the SEC, the CFTC or other regulators, or whether or when any other federal, state or foreign bodies will take similar actions. For example, the proposed CLARITY Act discussed above could, if it became law, grant the CFTC additional regulatory and supervisory powers with respect to spot digital assets, including bitcoin, as “digital commodities” and potentially impose additional registration, disclosure, reporting, and business conduct requirements on us.

In addition, we cannot predict the nature or market effects of any future laws or expansion of oversight, including the impacts to the functioning of digital asset markets, the willingness of financial and other institutions to provide services to the digital assets industry, or the value of digital assets generally and bitcoin and Cronos specifically. The consequences of any new legal requirements relating to digital assets could adversely affect our business, financial condition and results of operations, and the market price of digital assets and our ability to hold or transact in digital assets, and in turn adversely affect the market price of our listed securities. Furthermore, as more companies adopt strategies with respect to bitcoin or other digital assets similar to ours, governments and regulatory agencies may be prompted to enact new laws, regulations, or interpretations which may adversely affect our bitcoin and digital asset strategy.

Moreover, the risks of engaging in a bitcoin strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, are highly uncertain and may also impact the price of bitcoin and other digital assets. The pace of growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, participation by traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a store of value or medium of exchange, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term or that such growth will be sustained.

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

Bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain. As a result, factors such as malicious attacks by miners, inadequate mining fees to incentivize validation of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undermine the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin and, in turn, our business, financial condition, results of operations, and the trading price of our listed securities. Other digital assets, such as Cronos, may be impacted by similar factors.

Our historical financial statements prior to September 30, 2025 do not reflect the potential variability in earnings that we have experienced to date and may experience in the future relating to our bitcoin and other digital asset holdings.

Our historical financial statements prior to September 30, 2025 do not fully reflect the potential variability in earnings that we have experienced to date and may experience in the future from holding or selling significant amounts of bitcoin or other digital assets. The price of bitcoin and other digital assets such as Cronos, has historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the FASB issued ASU 2023-08, which we have adopted as of January 1, 2025.

ASU 2023-08 requires us to measure our digital asset holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our digital assets in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our digital asset holdings. As a result, volatility in our earnings may be significantly more than what we experienced in periods prior to holding digital assets. For the year ended December 31, 2025, we incurred an unrealized loss on digital assets of $294,652.4. Additionally, any unrealized gain on digital assets reflected in our financial results for a given period does not reflect cash actually earned by us during that period, and a significant increase in our digital assets included on our balance sheet is not associated with an actual increase in our liquidity.

Due in particular to the volatility in the price of bitcoin, the adoption of ASU 2023-08 has to date increased, and we expect will continue to impact, the volatility of our financial results. For further details see “Risks Related to Our Digital Asset Strategy and Holdings — Our bitcoin strategy exposes us to various risks, including risks associated with bitcoin.” Because we intend to continue increasing our bitcoin holdings, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future, and we expect ASU 2023-08 to continue to significantly affect the carrying value of our bitcoin on our balance sheet. As a result, our earnings may be even more volatile in future periods than what we have experienced to date.

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

Although we are an operating company, and we believe we offer a different value proposition than a bitcoin investment vehicle such as a spot bitcoin ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot bitcoin ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot bitcoin ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Florida corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our listed securities. Additionally, other companies have recently adopted bitcoin and digital asset strategies similar to ours, providing investors with further potential alternative means of gaining exposure to bitcoin and other digital assets.

Fund sponsors also offer bitcoin futures exchange-traded funds (“ETFs”) and leveraged bitcoin futures ETFs, which offer different types of economic exposure to bitcoin. Based on how we are viewed in the market relative to ETPs, other companies that have adopted a strategy similar to ours of acquiring digital assets, and similar vehicles, any premium or discount in our common stock relative to the value of our bitcoin holdings may increase or decrease differently than that of such other vehicles in response to changes in market conditions.

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

As noted above, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings and our digital asset strategy more generally.

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

Bitcoin trading venues are relatively new (compared to stock exchanges) and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

Reports and academic studies have estimated that a substantial portion of trading volume reported by certain unregulated crypto-asset trading venues may be or non-economic in nature (including wash trading), with a December 2022 study estimating wash trading averaged over 70% of reported volume on unregulated exchanges studied. The SEC also alleged as part of its June 2023 complaint against Binance Holdings Ltd. that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived wash trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin.

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

The concentration of our bitcoin and digital asset holdings enhances the risks inherent in our bitcoin and digital asset strategy.

As of February 25, 2026, we held approximately 9,542.16 bitcoins that were acquired at an aggregate purchase price of $1,131,024.3 and 756,079,523.00 Cronos that were acquired at an aggregate purchase price of $113,949.3, and we may purchase additional bitcoin and Cronos and increase our overall holdings of digital assets in the future. The concentration of our digital asset holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of assets, which enhances the risks inherent in our bitcoin and digital asset strategy. Any future significant declines in the price of bitcoin or Cronos would have, a more pronounced impact on our financial condition than if we had used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business.

As a result of our bitcoin and digital asset strategy, our assets are concentrated in our bitcoin and Cronos holdings. Accordingly, the emergence or growth of digital assets other than bitcoin and Cronos may have a material adverse effect on our financial condition. As of the date of this Annual Report, bitcoin is the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major update since then and may undertake additional updates in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price related to or based on some other asset or traditional currency because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. In July 2025, the “GENIUS Act” was enacted, which establishes a federal framework for “payment stablecoins,” treating them as payment systems, not securities, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms, and their use as an alternative to bitcoin could expand further as a result of the GENIUS Act being enacted. As of December 31, 2025, two of the seven largest digital assets by market capitalization were U.S. dollar-pegged stablecoins.

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

Our bitcoin and Cronos holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the markets for bitcoin and Cronos have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in their entirely electronic, virtual forms and decentralized networks. During times of market instability, we may not be able to sell our bitcoin or Cronos at favorable prices or at all. For example, a number of digital asset trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin and Cronos holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

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

Attacks upon systems across a variety of industries, including industries related to digital assets, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. Emerging risks, such as AI-driven cyberattacks and the potential for quantum computing, could introduce new vulnerabilities in our systems, potentially rendering traditional cryptographic techniques less effective and exposing us to more sophisticated forms of cyberattacks. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Novel methods, such as those utilizing AI or quantum computing, may be even more difficult to detect and defend against. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with geopolitical conflicts, such as the ongoing Russia-Ukraine conflict, including potential proliferation of malware into systems unrelated to such conflicts. As of the date of this Annual Report, neither we nor any of our service providers has experienced a security breach or cyberattack that has materially impacted our digital asset holdings, financial condition or operating results; however, any future breach of our operations or those of our service providers or others in the digital asset industry could materially and adversely affect our business.

We face risks relating to the custody of our digital assets, including the loss or destruction of private keys required to access our digital assets and cyberattacks or other data loss relating to our digital assets.

We will hold our digital assets with regulated custodians that have duties to safeguard our private keys. Although our custodial services contracts will not restrict our ability to reallocate our digital assets among our custodians, and our digital asset holdings may be concentrated with a single custodian from time to time, which may enhance our risk of losses. In light of the significant amount of digital assets we will hold, we intend to evaluate opportunities to engage additional custodians to achieve a greater degree of diversification in the custody of our digital assets as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our digital assets, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our digital assets, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

As of December 31, 2025, the insurance coverage available for losses of our digital asset holdings covers only a small fraction of the value of the entirety of our digital assets holdings and there can be no assurance that we would recover the full value of our bitcoin lost under all circumstances. The insurance policies maintained by our custodians are shared among all of such custodian’s customers and are not specific to us, and there can be no guarantee that such insurance will be maintained as part of the custodial services available to us, or that such coverage will be available or sufficient to cover losses with respect to our digital assets. Additionally, we do not maintain separate insurance to cover our potential digital asset losses. Furthermore, our custodians are not members of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the custodians are not subject to protections available to depositors with FDIC or SIPC member institutions. Moreover, our use of custodians exposes us to the risk that the digital assets our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such digital assets. Any loss associated with such insolvency proceedings is unlikely to be covered by the insurance coverage we our custodians maintain related to our digital assets.

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

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our bitcoin or digital asset strategy, our use of leverage, the manner in which our bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our Board will have broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our bitcoin holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding bitcoin and digital assets. Additionally, we are not a registered money market fund under the Investment Company Act of 1940, as amended, and we do not operate as a registered money market fund. Holders of our listed securities do not benefit from the protections available to holders of securities of a registered money market fund. Bitcoin does not have a similar risk profile to the assets required to be held by money market funds because, among other things, it is much more volatile and involves no principal protection. Unlike money market funds, we do not price our listed securities based on the net asset value of the pool of assets backing the securities. We are also not subject to any regulation requiring that we maintain any particular pricing or stable value, and we are not subject to the fee restrictions or liquidity requirements applicable to registered money market funds.

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

In order to obtain sufficient funds to pay the pay cash to repurchase the Convertible Notes or otherwise repay the Convertible Notes at maturity, we expect that we may have to refinance the Convertible Notes or obtain a waiver from the applicable holders of the Convertible Notes, and we may not be able to refinance the Convertible Notes on reasonable terms, if at all. Absent a waiver from the applicable holders of the Convertible Notes, our failure to offer to purchase all applicable Convertible Notes or to purchase all validly tendered Convertible Notes or repay the Convertible Notes upon would be an event of default under the Indenture governing the Convertible Notes. Additionally, the collateral held by the collateral agent under the Indenture may not be available to us to repurchase or repay the Convertible Notes since that Collateral is subject to release only in accordance with the terms of the Indenture.

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

President Donald J. Trump is the subject of numerous legal proceedings, the scope and scale of which are unprecedented for a President of the United States. For example, he is a defendant in approximately eight civil cases-including one to which TMTG is a party-as well as a state criminal case that is currently paused. Recent adverse judgments in at least three civil and criminal cases are on appeal.

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

The License Agreement does not require President Donald J. Trump to use Truth Social in certain circumstances, including with respect to posts that he determines, in his sole discretion, to be politically-related. TMTG lacks any meaningful remedy with respect to such determination - which could have a material adverse effect on the business and/or operations of TMTG.

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

TMTG may be unable to obtain patent or trademark protection for its technologies and brands, and any patents or trademarks that may be issued in the future may not provide TMTG with competitive advantages or distinguish its products and services from those of its competitors. In addition, any patents and trademarks may be contested, circumvented, or found unenforceable or invalid, and TMTG may not be able to prevent third parties from infringing, diluting or otherwise violating them. For example, TMTG is currently challenging an apparent bad faith registrations of the Truth Social trademark in the European Union.

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

TMTG is a Florida corporation. Florida law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Florida law also authorizes Florida corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. TMTG’s organizational documents provide for this indemnification to the fullest extent permitted by Florida law.

On the closing of the Initial Business Combination, TMTG obtained director and officer liability insurance to cover liabilities TMTG’s directors and key executive officers may incur in connection with their services to TMTG. There is no guarantee that such insurance coverage will protect TMTG from any damages or loss claims filed against it, or that such coverage will be available on reasonable economic terms satisfactory and acceptable to TMTG.

Florida law and TMTG’s Articles and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Articles, the Bylaws, and the FBCA contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the TMTG Board and therefore depress the trading price of TMTG’s common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the TMTG Board or taking other corporate actions, including effecting changes in the management of TMTG. Among other things, the Articles and the Bylaws, as applicable, include provisions regarding:

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

•
the limitation that stockholders may not call a special meeting of stockholders, which could limit the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	the procedures for the conduct and scheduling of TMTG Board and stockholder meetings;
•
the requirement for the affirmative vote of holders of at least a majority of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of the Articles, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the TMTG Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

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

Furthermore, under the Articles, TMTG expressly opted out of Section 607.0902 of the FBCA, which contains certain prohibitions relating to “control share acquisitions.” Section 607.0902 of the FBCA prohibits the voting of shares in a publicly held Florida corporation that are acquired in a control share acquisition unless (i) the board of directors approved such acquisition prior to its consummation or (ii) after such acquisition, in lieu of prior approval by the board of directors, the holders of a majority of the corporation’s voting shares, exclusive of shares owned by officers of the corporation, employee directors or the acquiring party, approve the granting of voting rights as to the shares acquired in the control share acquisition. A “control share acquisition” is defined as an acquisition that immediately thereafter entitles the acquiring party to exercise or direct the exercise of the voting power of the corporation in an election of directors within any of the following ranges of voting power: (1) one-fifth or more but less than one-third of all voting power; (2) one-third or more but less than a majority of all voting power; or (3) a majority or more of all voting power. TMTG has also expressly opted out of Section 607.0901 of the FBCA, Pursuant to Section 607.0901 of the FBCA, which provides that a publicly held Florida corporation may not engage in a broad range of business combinations or other extraordinary corporate transactions with an interested stockholder for a period  of three years following the time that such stockholder became an interested stockholder, unless: (1) prior to the time that such stockholder became an interested stockholder, the board of directors approved either the affiliated transaction or the transaction that resulted in the stockholder becoming an interested stockholder; (2) upon consummation of such a business combination or extraordinary corporate transaction that resulted in the subject stockholder becoming an interested stockholder, such stockholder owned at least 85% of the outstanding voting shares of the corporation at the time such transaction commenced, exclusive of shares owned by directors who are also officers and certain employee stock plans; or (3) at or subsequent to the time the subject stockholder became an interested stockholder, such business combination or other extraordinary corporate transaction is approved by the board of directors and authorized by an affirmative vote of the holders of at least two-thirds of the voting shares of the corporation (excluding shares held by the interested stockholder) at an annual or special meeting of stockholders, and not by written consent.

These anti-takeover provisions and others make it more difficult for stockholders or potential acquirers to obtain control of companies. Because of TMTG’s express opt out of these anti-takeover provisions, it may be easier for such persons or entities to initiate actions that are opposed by the then-current TMTG Board and more difficult to delay or impede a merger, tender offer or proxy contest involving TMTG. The lack of the applicability of these provisions could lead to proxy contests and facilitate stockholders’ ability to elect directors of their choosing or cause TMTG to take other corporate actions desired by some but not all or a majority of stockholders. Any of these actions could cause the market price of TMTG’s common stock to decline or times of increased volatility. Nonetheless, TMTG may enter into a stockholder rights plan, commonly known as a “poison pill,” that may delay or prevent a change of control.

Any provision of the Articles, the Bylaws or Florida law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of TMTG’s capital stock, deprive stockholders from considering proposals they may believe to be in their best interests, and, consequently, could also affect the price that some investors are willing to pay for TMTG’s common stock.

The Articles designate a state court located within the 12th Judicial Circuit of the State of Florida (or, if a state court located within the State of Florida does not have jurisdiction, the federal district court for the Middle District of Florida) as the exclusive forum for substantially all disputes between TMTG and its stockholders, and also provides that the U.S. District Court for the Middle District of Florida will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit the ability of TMTG’s stockholders to choose the judicial forum for disputes with TMTG or its directors, officers, or employees.

The Articles provides that, unless TMTG consents in writing to the selection of an alternative forum, a state court located within the 12th Judicial Circuit of the State of Florida (or, if a state court located within the State of Florida does not have jurisdiction, the federal district court for the Middle District of Florida) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on its behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of its directors, officers, or other employees to TMTG or its stockholders, (iii) any action arising pursuant to any provision of the FBCA, or the Articles or the Bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine in all cases subject to the court having jurisdiction over indispensable parties named as defendants. The Amended Charter also provides that the U.S. District Court for the Middle District of Florida is the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The Bylaws also provide that any person or entity purchasing or otherwise acquiring any interest in shares of TMTG’s capital stock will be deemed to have notice of and to have consented to this choice of forum provision. The exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision may not be held to apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is uncertainty as to the extent to which a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of TMTG’s securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with TMTG or its directors, officers or other employees, which may discourage lawsuits against TMTG and its directors, officers and other employees. If a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, TMTG may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm TMTG’s results of operations.

Ongoing litigation over the “conversion ratio” could adversely affect TMTG’s business, financial condition and stock price.

As disclosed in Item 1 of this Annual Report, on February 29, 2024, ARC filed a lawsuit in the Court of Chancery of the State of Delaware (C.A. No. 2024-0186-LWW) against Digital World and its directors, alleging an impending violation of the Digital World Charter. ARC alleged that Digital World failed to commit to issue conversion shares to ARC that ARC claims it is owed upon the consummation of the Initial Business Combination pursuant to the Charter.

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

The Trust holds approximately 41.5% of the outstanding TMTG common stock, which control limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to TMTG’s organizational documents and the approval of any merger, consolidation, sale of all or substantially all of its assets, or other major corporate transaction requiring stockholder approval.

As of February 25, 2026, the Trust beneficially owned approximately 41.1% of the voting power of the outstanding TMTG common stock. Accordingly, where a majority or plurality vote is required, as applicable, President Donald J. Trump will be able to determine the outcome of matters submitted to TMTG’s stockholders for approval, including the election of directors, amendments to TMTG’s organizational documents and any merger, consolidation, sale of all or substantially all of TMTG’s assets or other major corporate transactions. The Trust may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of TMTG, could deprive TMTG’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of TMTG and might ultimately affect the value of TMTG common stock.

The Trust will, as a controlling stockholder, be entitled to vote its shares in its own interests, which may not always be in the interests of TMTG’s stockholders generally.

Market Risks

The market prices of TMTG’s Common Stock and Public Warrants have been and may continue to be extremely volatile, which could cause purchasers of TMTG’s securities to incur substantial losses.

The market prices and trading volume of TMTG’s Common Stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of TMTG’s Common Stock and Public Warrants to incur substantial losses. Since the closing of the Initial Business Combination through February 25, 2026, TMTG’s Common Stock has traded as low as $9.90 and as high as $79.38.

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

Broad market and industry factors may materially harm the market price of TMTG’s securities irrespective of TMTG’s operating performance. The stock market in general and Nasdaq specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which it was acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to the Company could depress TMTG’s stock price regardless of TMTG’s business, prospects, financial conditions or results of operations. A decline in the market price of TMTG’s securities also could adversely affect TMTG’s ability to issue additional securities and TMTG’s ability to obtain additional financing in the future.

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
•
downward pressure on the price of Common Stock due to short sales, including those that do not comply with applicable laws and regulations; negative press, including false and misleading stories; concerted attempts to manipulate the stock via social media; strategic actions by TMTG or its competitors;

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

The Articles authorizes the issuance of 1,000,000,000 shares of capital stock, each with a par value of $0.0001 per share, consisting of (a) 999,000,000 shares of Common Stock, and (b) 1,000,000 shares of “blank check” preferred stock. There are currently approximately 723,502,069 authorized but unissued shares of TMTG common stock available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding TMTG warrants and TMTG options. There are currently no shares of preferred stock issued and outstanding. TMTG may issue additional shares of common or preferred stock under the Equity Incentive Plan, in connection with the exercise of warrants or as needed for working capital or other purposes. The issuance of additional shares of common or preferred stock:

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

As of December 31, 2025, 10,445,682 TMTG warrants had been exercised, resulting in approximately $119.8 million in proceeds for TMTG; 11,045,545 Public Warrants remained outstanding as of that date. To the extent such outstanding Public Warrants are exercised in the future, additional shares of TMTG common stock will be issued, which will result in dilution to the then existing holders of TMTG common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of TMTG common stock and may result in volatility in the trading price of TMTG’s securities.

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

In addition, the shares of TMTG common stock reserved for future issuance under the 2024 Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total number of shares representing 7.5% of the fully diluted, and as converted, outstanding shares of TMTG common stock immediately following the closing of the Initial Business Combination have been reserved for future issuance under the Equity Incentive Plan.

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

In the future, TMTG may issue securities if it needs to raise capital in connection with a capital expenditure, working capital requirement or acquisition. For example, TMTG may issue additional share of common stock to Yorkville pursuant to the SEPA. The amount of shares of TMTG common stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of TMTG common stock. Any perceived excess in the supply of TMTG’s shares in the market could negatively impact the share price. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you and/or increase the volatility of the trading price of TMTG common stock.

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

The Public Warrants expire five years from the closing date of the Initial Business Combination. At any time prior to their expiration, TMTG has the ability to redeem outstanding Public Warrants at a price of $0.01 per warrant, so long as there is a current registration statement in effect with respect to the shares of TMTG common stock underlying such warrants, and provided that the last reported sales price of TMTG common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date TMTG sends the notice of redemption to the warrant holders. For reference, as of February 25, 2026, the closing price of TMTG common stock did not exceed $18.00 per share for each of the prior 20 trading days. Accordingly, TMTG would not have been able to exercise its redemption right as of that date, although it may be able to do so in the future.

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

In addition, TMTG is required to file periodic financial reports with the SEC, and Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all such required periodic financial reports. TMTG’s predecessor, Digital World, did not timely file various required periodic reports, including Forms 10-Q for the quarters ended March 31, June 30, or September 30, 2023, and as result received non-compliance notices from the Listing Qualifications Department of Nasdaq. There can be no assurance that TMTG will be able to meet its filing obligations in a timely manner and maintain continued compliance with Nasdaq’s listing rules. Periodic Exchange Act reports help investors make informed investment decisions about the purchase or sale of a reporting company’s securities. TMTG’s inability to timely file Exchange Act reports with the SEC could adversely impact its ability to, among other things, (i) raise funds in the public markets, (ii) consummate certain strategic transactions, and (iii) attract and retain key employees. Any of these events could materially and adversely affect its financial condition and results of operations. Additionally, as a newly combined company following its Initial Business Combination, TMTG is not eligible to use Form S-3 for the registration of securities until it has been current in its Exchange Act reporting requirements for at least 12 months. TMTG currently expects to be eligible to use Form S-3 on April 1, 2025. Issuers who have not timely filed their periodic reports either cannot gain or lose their eligibility to offer and sell their securities under a Form S-3 registration statement, making it more difficult to raise funds in a timely and cost-effective manner, or at all. If TMTG is unable to gain future eligibility to use Form S-3 due to its failure to timely meet its Exchange Act reporting obligations, investors may view its inability to use Form S-3 and any delays in becoming eligible as negative indicators of its regulatory compliance or financial health, potentially impacting its stock price and market perception. Each of the foregoing factors could have a material adverse effect on TMTG’s reputation, the price of its securities, and its business and results of operations.

TMTG incurs and will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

TMTG faces increased legal, accounting, administrative and other costs and expenses as a public company that TMTG did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require TMTG to carry out activities TMTG had not previously done as a private company. For example, TMTG created new board committees and adopted new internal controls and disclosure controls and procedures as a result of the Initial Business Combination. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, TMTG could incur additional costs rectifying those issues, and the existence of those issues could adversely affect TMTG’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with TMTG’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the TMTG Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. Additionally, if TMTG’s directors and executive officers are not able to develop the necessary expertise, procedures and processes, TMTG may be unable to report its financial information on a timely or accurate basis, which could subject TMTG to regulatory consequences. These increased costs will require TMTG to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Risks Relating to the TAE Merger

The market price of TMTG common stock after the TAE Merger may be affected by factors different from those currently affecting the shares of TMTG common stock.

As a result of the TAE Merger, TAE shareholders will become shareholders of the combined company, which will include the businesses of both TMTG and TAE. TMTG’s business differs from that of TAE and certain adjustments may be made to the combined company’s business as a result of the merger. Accordingly, the results of operations of the combined company and the market price of TMTG common stock after the completion of the TAE Merger may be affected by factors different from those currently affecting the independent results of operations of each of TMTG and TAE.

TMTG and TAE are expected to incur substantial costs related to the TAE Merger and integration, and these costs may be greater than anticipated due to unexpected events.

TMTG and TAE have incurred and expect to incur a number of significant non-recurring costs associated with the TAE Merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. Some of these costs are shared by or payable by either TMTG or TAE regardless of whether or not the TAE Merger is completed.

In addition, the combined company will incur integration costs following the completion of the TAE Merger as TMTG and TAE integrate their businesses, including facilities and systems consolidation costs and employment-related costs. TMTG and TAE may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While TMTG and TAE have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs.

Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the TAE Merger, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time.

The TAE Merger may be more difficult, costly, or time‑consuming than expected, and we may fail to realize anticipated benefits and synergies. The success of the TAE Merger depends on effective integration of operations, systems, and personnel across finance, compliance, technology, vendor management, and other functions; delays or underperformance could adversely affect revenue growth and margins. Integration efforts may divert management attention, cause loss of key personnel, and disrupt relationships with customers, suppliers, and partners, any of which could harm operating results. Even if we execute our plans, actual cost savings could be lower or realized later than expected, and unforeseen expenses may arise.

Combining TMTG and TAE may be more difficult, costly or time-consuming than expected, and TMTG may fail to realize the anticipated benefits of the TAE Merger.

The success of the TAE Merger will depend, in part, on the ability to realize the anticipated synergies from combining the businesses of TMTG and TAE. To realize the anticipated benefits and synergies from the TAE Merger, TMTG and TAE must successfully integrate and combine their businesses in a manner that permits those synergies to be realized without adversely affecting current revenues and future growth. If TMTG and TAE are not able to successfully achieve these objectives, the anticipated benefits of the TAE Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual synergies of the TAE Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the TAE Merger and the other transactions contemplated by the TAE Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.

TMTG and TAE have operated and, until the effective time, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and synergies of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on each of TMTG and TAE during this transition period and for an undetermined period after completion of the TAE Merger on the combined company.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the TAE Merger.

Before the TAE Merger may be completed, required filings and notifications must be made, and approvals, clearances, and consents, including any consents or approvals from governmental entities, must be obtained as required by the TAE Merger Agreement. The parties are obligated to use reasonable best efforts to make the required filings within the specified time periods and to cooperate with each other to obtain such consents and approvals, but there can be no assurance that all necessary approvals will be obtained, or obtained on the timeline currently expected. Delays can result from regulatory inquiries, requests for additional information, investigations, third‑party or governmental challenges, or changes in applicable law or policy.

Any approvals that are granted may impose terms, conditions, limitations, obligations or costs or could require changes to the terms of the transactions contemplated by the TAE Merger Agreement. While the parties must use reasonable best efforts to address regulatory objections, the agreement does not require any party to accept terms or conditions (including divestitures, hold‑separate arrangements, operational restrictions or other commitments) that would limit the freedom of action with respect to, or the ability to retain, any of their businesses or assets, including the combined business post‑closing. As a result, there can be no assurance that regulators will not impose conditions or restrictions that delay the closing, increase costs or materially limit the revenues or operations of the combined company, or that such conditions will not prompt a delay or abandonment of the TAE Merger.

Completion of the TAE Merger is conditioned on the effectiveness of the registration statement, the absence of any stop order by the SEC, and the approval for listing of the TMTG common stock to be issued as merger consideration on the Nasdaq and the NYSE Texas, in each case subject to official notice of issuance. The TAE Merger also cannot be completed if there is in effect any order, injunction, decree or other legal restraint by a court or governmental entity of competent jurisdiction that prohibits or makes illegal consummation of the merger or the other transactions contemplated by the TAE Merger Agreement. Failure to satisfy any of these conditions, or the imposition of related restrictions, could delay or prevent completion of the merger and adversely affect the combined company if completed.

If the requisite approval of TMTG shareholders or TAE shareholders is not obtained, or other conditions to the closing of the TAE Merger are not met, the TAE Merger Agreement may be terminated in accordance with its terms and the TAE Merger may not be completed.

The TAE Merger Agreement is subject to a number of conditions that must be satisfied or waived before the TAE Merger can be completed.

The completion of the TAE Merger is subject to the satisfaction or waiver of certain closing conditions, including: (a) approval by TMTG’s shareholders of the TMTG share issuance proposal and the TMTG article amendment proposal by the requisite vote of the TMTG shareholders and approval of the TAE merger proposal by the requisite vote of the TAE shareholders; (b) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of any other required consents, clearances or approvals of governmental entities; (c) the effectiveness of the registration statement on Form S-4 (including the proxy statement/prospectus) to be prepared and filed by TMTG with the SEC in connection with the transactions contemplated by the TAE Merger Agreement and the absence of any stop order suspending its effectiveness; (d) the absence of any order, injunction, decree or other legal restraint by a court or governmental entity of competent jurisdiction preventing the completion of the transactions contemplated by the TAE Merger Agreement or any law making the completion thereof illegal; and (e) the approval for listing on the Nasdaq and the NYSE Texas of the shares of TMTG common stock to be issued in the TAE Merger, in each case subject to official notice of issuance, for which TMTG will use its reasonable best efforts as required by the TAE Merger Agreement.

Each party’s obligation to complete the TAE Merger is also subject to certain additional conditions, including: (a) the accuracy of the other party’s representations and warranties as of the closing (subject to the materiality standards set forth in the TAE Merger Agreement); (b) performance in all material respects by the other party of its covenants and obligations under the TAE Merger Agreement; and (c) receipt by each party of a tax opinion from its counsel (or another nationally recognized law firm) to the effect that the TAE Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, if such treatment is intended under the TAE Merger Agreement. If any of the foregoing conditions are not satisfied or waived, the TAE Merger may be delayed or may not be completed, and, in certain circumstances, the TAE Merger Agreement may be terminated in accordance with its terms.

Failure to complete the TAE Merger could negatively impact TMTG.

If the TAE Merger is not completed for any reason, including as a result of TMTG shareholders’ failure to approve the TMTG articles amendment proposal or the TMTG share issuance proposal or TAE shareholders’ failure to approve the merger proposal by written consent, there may be various adverse consequences and TMTG may experience negative reactions from the financial markets and from their respective customers and employees. For example, TMTG’s businesses may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the TAE Merger, without realizing any of the anticipated benefits of completing the TAE Merger. Additionally, if the TAE Merger Agreement is terminated, the market price of TMTG common stock could decline, including to the extent that current market prices reflect a market presumption that the TAE Merger will be completed. TMTG could also be subject to litigation related to any failure to complete the TAE Merger, including litigation seeking to force TMTG to perform its obligations under the TAE Merger Agreement. If the TAE Merger Agreement is terminated under certain circumstances, including certain circumstances involving alternative acquisition proposals and changes in the recommendation of the TMTG board of directors, TMTG may be required to pay a termination fee of $90 million to TAE.

Additionally, each of TMTG and TAE has incurred and will incur substantial expenses in connection with the completion of the transactions contemplated by the TAE Merger Agreement, as well as the costs and expenses of preparing, filing, printing and mailing the Form S-4, and all filing and other fees paid in connection with the merger. If the TAE Merger is not completed, TMTG and TAE would have to pay these expenses without realizing the expected benefits of the TAE Merger.

TMTG is subject to certain contractual restrictions pursuant to the TAE Merger Agreement while the TAE Merger is pending.

Uncertainty about the effect of the TAE Merger on employees and customers may have an adverse effect on TMTG. These uncertainties may impair TMTG’s ability to attract, retain and motivate key personnel until the TAE Merger is completed, and could cause customers and others that deal with TMTG to seek to change existing business relationships with TMTG. Subject to certain exceptions, TMTG has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions, including actions that may adversely affect its ability to consummate the transactions contemplated by the TAE Merger Agreement on a timely basis, without the consent of TAE. Subject to certain exceptions, TAE has agreed to refrain from taking certain actions, including actions that may adversely affect its ability to consummate the transactions contemplated by the TAE Merger Agreement on a timely basis, without the consent of TMTG. These restrictions may prevent TMTG from pursuing attractive business opportunities that may arise prior to the completion of the TAE Merger.

Each TMTG shareholder will have a substantially reduced ownership and voting interest in the combined company after the consummation of the TAE Merger than the holder’s interest in TMTG prior to the consummation of the TAE Merger.

TMTG shareholders currently have the right to vote in the election of the board of directors and on other matters affecting TMTG. When the TAE Merger is completed, each TMTG shareholder will become a shareholder of the combined company, with a percentage ownership of the shares of common stock of the combined company that is substantially smaller than the holder’s percentage ownership of TMTG common stock prior to the consummation of the TAE Merger.

Issuance of shares of TMTG common stock in connection with the TAE Merger may adversely affect the market price of TMTG common stock.

TMTG expects to issue approximately 276 million shares of TMTG common stock to TAE shareholders in respect of their TAE common stock. The issuance of these new shares of TMTG common stock may result in fluctuations in the market price of TMTG common stock, including a stock price decrease, including as a result of the dilution caused by such issuance.

Following the TAE Merger, the market price of the combined company’s common stock may be volatile due to factors beyond the combined company’s operating performance, including changes in analyst recommendations or earnings estimates regarding the combined company or its peers; actual or anticipated fluctuations in operating results; reactions to public announcements; strategic actions by the combined company or its competitors, such as acquisitions, divestitures or restructurings; failure to achieve perceived merger benefits, including anticipated synergies, on the expected timeline; adverse macroeconomic or geopolitical conditions, including war or terrorism and responses to such events; and sales of the combined company’s common stock by members of its management team or significant stockholders. Any of these factors could cause the price of the combined company’s common stock to decline, potentially significantly.

Additionally, current stockholders of TMTG and TAE may reduce or eliminate their investment in the combined company for various reasons, including to comply with institutional investing guidelines, to increase portfolio diversification, to track rebalancing of stock indices in which the combined company’s common stock may be included, to respond to changes in the combined company’s risk profile or to realize gains. If existing TMTG shareholders and TAE shareholders sell, or indicate an intention to sell, substantial amounts of the combined company’s stock in the public market after the TAE Merger, then the trading price of the combined company’s stock could decline.

Shareholder litigation related to the TAE Merger could prevent or delay the completion of the TAE Merger, result in the payment of damages or otherwise negatively impact the business and operations of TMTG.

Shareholders of TMTG and/or TAE may file lawsuits against TMTG, TAE and/or the directors or officers of either company in connection with the TAE Merger and its related transactions. One of the conditions to the closing of the TAE Merger is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the TAE Merger or any of the other transactions contemplated by the TAE Merger Agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting TMTG or TAE defendants from completing the TAE Merger or any of the other transactions contemplated by the TAE Merger Agreement, then such injunction may delay or prevent the consummation of the TAE Merger and could result in significant costs to TMTG, including any cost associated with the indemnification of directors and officers of each company. TMTG may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the TAE Merger or any other transactions contemplated by the TAE Merger Agreement. Such litigation could have an adverse effect on the financial condition and results of operations of TMTG and could prevent or delay the completion of the TAE Merger.

If TAE defaults under the Convertible Promissory Note issued by TMTG in connection with the TAE Merger Agreement, it could negatively impact TMTG.

In connection with the execution of the TAE Merger Agreement, TMTG issued TAE an unsecured convertible promissory note on December 18, 2025 (the “Convertible Note”), pursuant to which TMTG has agreed to fund TAE $200 million within five business days of the date of the Convertible Note, and, upon request from TAE, up to an additional $100 million upon TMTG’s initial filing of a registration statement on Form S-4 in connection with the TAE Merger. The Convertible Note has an interest rate of 7% per annum and is due and payable upon the earlier of (i) the second anniversary of the initial funding date thereof, or (ii) the termination of the Convertible Note for any other reason prior to a maturity date.

There can be no assurances that TAE will be able to make timely payments under the Convertible Promissory Note, or at all. Additionally, if the TAE Merger does not close, TAE may suffer substantial costs and damage to its business, which may in turn increase the likelihood of default under the Convertible Note. If TAE defaults under the Convertible Note and TMTG is unable to recover the amounts outstanding thereunder, it could have a material adverse effect on our business, financial condition, results of operation and cash flows, and may expose TMTG to credit risk.

Risk Related to Proposed Spin-Out

We are engaged in discussions regarding a potential spin‑out of certain of our businesses, and there can be no assurance that any such transaction will be consummated, on what terms or timing, or that we would realize the anticipated benefits, and any failure to complete or successfully implement a spin‑out could adversely affect our business, financial condition and stock price.

We are engaged in discussions regarding a potential spin‑out of certain of our businesses into a separate, publicly traded company. No definitive agreement has been entered into, and there can be no assurance that any such transaction will be consummated, on what terms, or within any particular timeframe, or at all. The failure to complete a potential spin‑out could adversely affect investor expectations, our stock price, and our strategic plans.

Any potential spin‑out would be subject to numerous conditions, including board, regulatory and stockholder approvals, as well as other customary closing conditions, which may not be satisfied. Even if completed, a spin‑out could result in significant costs, management distraction, dis‑synergies, complexities associated with separating financial statements and related reporting, and operational complexities, and we may be unable to achieve some or all of the anticipated benefits of separating our businesses into distinct public companies.

In addition, a spin‑out could have adverse tax consequences to us and our stockholders, could materially change our business, financial condition, and results of operations, and could expose us to additional risks and liabilities. A newly spun‑off company may also face challenges as an independent public company, including increased costs of compliance, limited access to capital markets, and difficulty achieving or maintaining a public listing. Any of these factors could have a material adverse effect on us or our stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

We recognize the importance of developing, implementing and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Our cybersecurity risk management activities and outcomes are guided by the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and developed in partnership with third party experts. We follow the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We engage in the following key elements to assess, prioritize and manage risk and compliance:

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

Cybersecurity Governance

Our Board considers cybersecurity risk as critical and delegates cybersecurity risk oversight to the Nomination and Governance Committee. Our CTO and Senior leadership thoroughly evaluates our cybersecurity program, risks and corresponding mitigations, and reports to the Nomination & Governance Committee, at least annually.

Management’s Role

Our Technology organization, led by our Chief Technology Officer, is accountable for our overall cybersecurity program in partnership with other business leaders. Our Chief Technology Officer has extensive experience leading global technology and IT organizations. Team members and outside experts supporting our program have relevant education and information security experience, including security for large multi-national, publicly traded companies. Our information security team remains abreast of the latest cybersecurity advancements, staying informed about potential threats and emerging risk management strategies. This continuous learning is vital for mitigating cybersecurity risks in our organization. Our information security team is responsible for implementing and supervising processes for ongoing monitoring and developing our information systems, continuing to develop advanced security measures and regular system audits to pinpoint vulnerabilities. In the event of a cybersecurity incident, our information security team employs a well-defined incident response plan, comprising immediate actions to minimize impact and long-term strategies for remediation and prevention of future incidents.

Our information security team consistently updates the General Counsel, CFO and CEO on all cybersecurity risks and incidents to ensure top management stays informed about our cybersecurity posture and potential risks. Additionally, significant cybersecurity matters and strategic risk management decisions are escalated to the Board, granting them comprehensive oversight and the ability to provide guidance on critical cybersecurity issues.

To date, we have not experienced any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2.	Properties

Our headquarters, which we lease, are currently located in Sarasota, Florida, consisting of approximately 10,776 square feet of office space. Our leases for this facility expires on March 31, 2029.  A number of our employees work remotely across the United States. We provide our steaming services via a network of leased co-location data centers throughout the United States. Our facilities are adequate to meet our current needs though we intend to procure additional space in the future, if and as necessary, as we continue to add employees and expand our business.

Item 3.	Legal Proceedings

See “Business — Litigation” and NOTE 16 – COMMITMENTS AND CONTINGENCIES.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and Public Warrants are currently listed on the Nasdaq Global Marker and New York Stock Exchange Texas under the symbols “DJT” and “DJTWW,” respectively.

Holders

As of February 25, 2026, there were 608 holders of record of our common stock and 86 holders of record of our Public Warrants. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Unregistered Sales of Equity Securities

None not previously disclosed in a current report on Form 8-K.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1 to October 31	-	$-	-	$393,599.9
November 1 to November 30	3,500,000	$11.76	3,500,000	$354,655.2
December 1 to December 31	-	$-	-	$354,655.2

(1)
On June 23, 2025, our Board authorized the repurchase of up to $400,000.0 of our common stock through the Share Repurchase Program. We may repurchase shares or warrants from time to time on the open market, including in block trades, in accordance with applicable federal securities rules and regulations. The Share Repurchase Program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements, and will be funded by available cash and cash equivalents. Any shares that are repurchased are held in treasury after purchase.

Performance Graph

The following graph compares the cumulative total stockholder returns of the Company’s common stock, compared to the cumulative total returns of the Russell 1000 (RUI), and Nasdaq-100 Technology Sector (NDXT). The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends, as applicable) from March 26, 2024 (the date our common stock commenced trading on the Nasdaq Global Market), through December 31, 2025.

The performance graph and table are based on historical results and are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2025, 2024, and 2023, and other information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of 2023 items and comparisons between 2024 and 2023 that are not included in the Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “TMTG,” “we,” “us,” “our,” and the “Company” are intended to refer to (i) following the Initial Business Combination, the business and operations of Trump Media & Technology Group Corp. and its consolidated subsidiaries, and (ii) prior to the Initial Business Combination, Private TMTG (the predecessor entity in existence prior to the consummation of the Initial Business Combination) and its consolidated subsidiaries.

In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all dollars are presented in thousands, except per share amounts.

Overview

TMTG ended 2025 with approximately $2,473.2 million of cash, cash equivalents, restricted cash, short-term investments, equity securities, convertible note receivable, interest receivable, digital assets, and digital assets pledged as well as approximately $947.1 million of debt (excluding lease liabilities). Our $31,330.5 of restricted cash serves as collateral to our debt, which may be used to purchase bitcoin and bitcoin related securities, and our unexpired cash-covered put options.

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
Phase 3: Release Truth Social streaming apps for connected TVs. As of October 23, 2024, Truth+ streaming was available on Apple TV, Android TV, and Amazon Fire TV. On March 19, 2025 and May 22, 2025, respectively, TMTG announced the release of Truth+ streaming and on-demand content via Roku.
On April 9, 2025, TMTG announced that the Truth+ mobile and streaming TV applications had been made available in Canada and Mexico, as well as the United States. On July 7, 2025, TMTG announced the successful launch of global streaming.
Since the initial launch of Truth+, TMTG has steadily added both on-demand content and live 24-hour news streams. TMTG is actively developing various means of monetizing the Truth+ platform, including through advertising. On July 9, 2025, TMTG announced the public beta testing of a subscription plan with premium content, the Patriot Package—and that, in the future, Patriot Package subscribers will accumulate Truth gems, which will eventually be tied to a utility token on both Truth Social and Truth+. On August 7, 2025, TMTG announced that Truth+ launched a slate of on-demand content from the Great American Media broadcaster—home to a wide array of programming and brands, spanning faith, comedies, dramas, classic series, lifestyle content, and more, and on August 7, 2025, TMTG announced that Truth+ has added British news broadcaster GB News to the Truth+ platform.

Truth.Fi

On January 29, 2025, TMTG announced a financial technology strategy, Truth.Fi. In addition to traditional investment vehicles, these funds may be allocated to customized separately managed accounts (“SMAs”); customized exchange-traded funds and/or exchange-traded products (collectively, “ETFs”); and bitcoin and similar cryptocurrencies or crypto-related securities. On April 15, 2025, TMTG and its partners announced the launch of SMAs. On April 22, 2025, TMTG and its partners announced an agreement to launch a series of ETFs, which are expected to comprise securities as well as digital assets. On December 30, 2025, TMTG announced the launch of five ETFs on the New York Stock Exchange: Truth Social American Security & Defense ETF (TSSD), Truth Social American Next Frontiers ETF (TSFN), Truth Social American Icons ETF (TSIC), Truth Social American Energy Security ETF (TSES), and the Truth Social American Red State REITs ETF (TSRS).

By expanding into this realm, we aim to serve millions of investors in America and around the world who believe in the greatness of the American economy and want to invest in superior companies while avoiding the giant, woke investment funds and politically motivated debanking problems.

Bitcoin and Digital Asset Strategy

TMTG has implemented a bitcoin and digital asset treasury strategy to help ensure the Company’s financial freedom and protect against discrimination by financial institutions, and may also consider the acquisition of other, similar cryptocurrencies.

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
On May 30, 2025, TMTG announced that it had closed a private placement offering with approximately 50 investors, previously announced on May 27, 2025, consisting of (i) the sale of the Company’s common stock, for gross proceeds of approximately $1.44 billion and (ii) 0.00% convertible senior secured notes due 2028 in the principal amount of $1.00 billion, for an aggregate purchase price of approximately $2.44 billion. On June 13, 2025, TMTG announced the effectiveness of a registrations statement in connection with such offering.
On August 25, 2025, TMTG entered into a privately negotiated purchase agreement (the “Purchase Agreement”) with Foris Holdings US, Inc. (“Foris”). Pursuant to the Purchase Agreement, TMTG transferred to Foris 2,797,985 shares of our common stock and $50,000.0 of cash, in exchange for 684,427,004 Cronos, which is the native cryptocurrency of the Cronos blockchain.
TMTG will acquire (or, as applicable derecognize) its bitcoin and bitcoin-related holdings in the amounts and on the timeline it deems optimal. TMTG will continue to monitor market conditions in implementing its strategy and determining whether to engage in future financings to purchase additional bitcoin.

Truth Predict

On October 28, 2025, we announced TMTG’s newest brand, Truth Predict, which aims to make prediction markets available via Truth Social through an exclusive arrangement with Crypto.com Derivatives North America (CDNA), a CFTC-registered exchange and clearinghouse. Details of Truth Predict product offerings—and associated technology—remain in development.

Trump Media Group CRO Strategy

On August 26, 2025, TMTG announced that it entered into a definitive agreement (as amended by Amendment No. 1 to the Business Combination Agreement, dated October 31, 2025, the “Business Combination Agreement”) for a business combination (the “Business Combination”) to establish Trump Media Group CRO Strategy, Inc., a digital asset treasury company focused on acquisition of the native cryptocurrency token of the Cronos ecosystem with Yorkville Acquisition Corp., a special purpose acquisition company (the “SPAC”) sponsored by Yorkville Acquisition Sponsor LLC (“Yorkville”).

Expected funding for the digital asset treasury will consist of $1 billion in Cronos (6,313,000,212 Cronos, representing approximately 19% of the total Cronos market cap as of announcement) from Crypto.com, $200 million in cash and $220 million cash-in mandatory exercise warrants, with an additional $5 billion equity line of credit from an affiliate of Yorkville, YA II PN, Ltd. (“YA”), which would make it the first and largest publicly traded Cronos treasury company, as well as what we believe to be the largest digital asset treasury company in history relative to the market cap of the underlying digital asset.

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

Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into an asset contribution agreement with Yorkville Acquisition Corp. (the “TMTG Contribution Agreement” and, together with the Crypto.com Contribution Agreements (as defined in the Business Combination Agreement) and the TMTG License Agreement (defined below), the “Contribution Agreements”) pursuant to which, at the closing of the Business Combination (the “Closing” and such date, the “Closing Date”), TMTG will contribute 100% of the issued and outstanding membership interests of Trump Media Group, LLC, a Florida limited liability company, to Yorkville Acquisition Corp. in consideration of 10,000,000 shares of Yorkville Acquisition Corp.’s Class A common stock, par value $0.0001, of the SPAC (the “SPAC Class A Common Stock”), three tranches of Earnout Warrants exercisable for a total of up to 21% of the SPAC’s outstanding capital stock at the time of the Closing, and a Forced Exercise Warrant, exercisable for 10,000,000 shares of Yorkville Acquisition Corp.’s Class A Common Stock. Pursuant to and concurrently with the execution and delivery of the Business Combination Agreement, TMTG entered into a trademark license agreement (the “TMTG License Agreement”), with Trump Media Group, LLC, a Florida limited liability company, (“Asset Company”) pursuant to which, immediately prior to, but contingent upon, the Closing, TMTG will license the rights to use the “Trump Media Group” brand name and certain other Intellectual Property rights to the Asset Company.

In connection with the Business Combination Agreement, TMTG will enter into a lock-up agreement with the other parties (the “Lock-Up Agreement”). Pursuant to the terms of the Lock-Up Agreement, TMTG will be restricted on their ability to dispose of their ownership in Trump Media Group CRO Strategy, Inc. during the 36-month period beginning on the date of closing the Business Combination.

Company Growth Strategy

While continuing to develop, refine, and expand its existing products and services, TMTG has consistently been looking to further diversify into new sectors. A key part of its strategy has been to form partnerships with great companies that align with TMTG’s mission, and to expand into new realms through mergers and acquisitions. We have strongly focused on assessing potential merger-and-acquisition opportunities with top-quality companies and identifying “crown jewel” assets.

On December 18, 2025, TMTG and TAE Technologies, Inc., a Delaware corporation (“TAE”), issued a joint press release announcing the execution of an Agreement and Plan of Merger, dated December 18, 2025, by and among TMTG, TAE and T Media Sub, Inc., a Florida corporation and wholly owned subsidiary of TMTG, pursuant to which, upon the terms and subject to the conditions set forth therein, T Media Sub, Inc. will merge with and into TAE (the “TAE Merger”), with TAE surviving the TAE Merger as a wholly owned subsidiary of TMTG.

Key Factors Affecting Results of Operations

Restricted Stock Units

TMTG granted 3,023,481 restricted stock units (RSUs) to employees and directors of the Company for the year-ended December 31, 2025.  The Company recognized $59,191.1 of compensation expense from the vesting of these RSUs based upon the fair value of the awards on their date of grant.  As of December 31, 2025, unrecognized compensation expense related to non-vested equity grants was $68,676.1.

Inflation and the Global Supply Chain

Currently the U.S. economy is experiencing a bout of increased inflation, resulting in rising prices. The U.S. Federal Reserve, as well as its counterparts in other countries, have engaged in a series of interest rate hikes in an effort to combat rising inflation. Although inflation did not have a significant impact on our results of operations for the years ended December 31, 2025, 2024, and 2023, we anticipate that inflation will have an impact on our business going forward, including through a material increase in our cost of revenue and operating expenses in the coming years, if not permanently. Continued or permanent rises in core costs could impact our growth negatively.

Current Economic Conditions

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts, including, but not limited to, health outbreaks such as the COVID-19 pandemic, geo-political risks such as the Russian invasion of Ukraine, and actions taken to counter inflation. Supply chain constraints, labor shortages, inflation, and rising interest rates and reduced consumer confidence have caused advertisers in a variety of industries to be cautious in their spending and to either pause or slow their campaigns.

In order to manage our cost structure in light of the current macroeconomic environment and pending TMTG’s access to additional capital via the Initial Business Combination, we sought opportunities to reduce our expense growth. Following the elimination of several positions in March 2023, we paused hiring in the second quarter of 2023. We were subsequently more selective about the roles that we filled, resulting in some attrition. We also reduced non-labor spend in areas such as travel, rent, consulting fees, and professional services.

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

Growth in User Base

We currently rely on the sale of advertising services for a majority of our revenue. If we experience a decline in the number of users or a decline in user engagement, including as a result of the loss of high-profile individuals and entities who generate content on Truth Social, advertisers may not view Truth Social as attractive for their marketing expenditures, and may reduce their spending with us, which would harm our business and operating results.

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

Prior to the Closing, Private TMTG relied primarily on bridge financing, in the form of convertible promissory notes, to build the Truth Social platform. TMTG intends to use the funds available as a result of the Initial Business Combination to catalyze growth, including through strategic investments in marketing, advertising sales, and new technologies as described above, while continuing to prioritize feature development and user experience. Private TMTG has historically incurred operating losses and negative cash flows from operating activities. For the reasons described below, TMTG may continue to incur operating losses and negative cash flows from operating activities for the foreseeable future, as it works to expand its user base, attracting more platform partners and advertisers.

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

Furthermore, although the risk is somewhat mitigated by the non-competition agreements signed by certain key employees in connection with the closing of the Initial Business Combination, if we lose or terminate the services of one or more of our key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to hire qualified replacements for our executive and other key positions in a timely fashion, our ability to execute our business plan would be harmed. Even if we can quickly hire qualified replacements, we could experience operational disruptions and inefficiencies during any such transition. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. In addition, many of our key technologies and systems will be custom-made for our business by our personnel. The loss of key engineering, product development, marketing and sales personnel could disrupt our operations and have an adverse effect on our business.

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

Components of Results of Operations

Revenue

As of the period ended December 31, 2025, all revenue has been derived from the advertising of products and services on the Truth Social platform and subscriptions to Truth+, our Media segment. Advertising revenue is generated by displaying advertisements as posts (attributable to “Truth Ads”) in users’ Truth Social feeds. Subscription revenue is generated from subscription to the Patriot Package on Truth+.

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

For a description of TMTG’s revenue recognition policies, see Note 2, Significant Accounting Policies and Practices, in TMTG’s consolidated financial statements as of and for the years ended December 31, 2025, 2024, and 2023 included in this Annual Report.

Cost of Revenue

Cost of revenue primarily encompasses expenses associated with generating advertising revenue, direct costs associated with the acquisition and licensing of content, and streaming delivery costs of our CDN, excluding depreciation and amortization expense.

TMTG expects cost of revenue to increase significantly in the foreseeable future as it expands its Truth Social and Truth+ platforms. Such increases will likely include investment in infrastructure and other direct costs such as revenue share expenses, allocated facility costs, traffic acquisition costs (“TAC”) and content.

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

Content costs may include licensing costs from third-parties in connection with subscriptions to the Patriot Package, which is in the form of a fixed or per subscriber fee.

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

Research and Development Expenses

Research and development expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for TMTG’s Chief Technology Officer, engineers and other employees engaged in the research and development of its products and services. In addition, research and development expenses include allocated facilities costs and other supporting overhead costs.

Depreciation and Amortization Expense

Depreciation expense consists primarily of depreciation of computer software and computer equipment. Amortization expense consists of amortization of intangible assets.

Realized and Unrealized Loss, Net, on Digital Assets and Digital Assets Pledged

Realized and unrealized loss, net, on digital assets and digital assets pledged consists of the increase or decrease in the fair value of our bitcoin and Cronos holdings and bitcoin pledged as collateral pursuant to hedges each reporting period.

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

Interest Expense

Interest expense consists of accreted interest expense on TMTG’s outstanding convertible note obligations and assumed debt from the WCT acquisition, amortization of deferred financing costs, other related financing expenses and the post-merger interest expense related to DWAC’s Note Purchase Agreements. The convertible promissory notes (net of any related debt issuance costs) accreted interest using the respective effective interest rate method until the debt was extinguished.

Interest Income

Interest income consists of interest earned from banking institutions, through repurchase agreements, and a convertible note receivable.

Investment Income/(Loss)

Investment income/(loss) consists of realized and unrealized gains and losses from our equity securities, premiums earned from writing covered put and call options on digital asset related securities, realized gains or losses from purchased options, the change in fair value of unexpired option contracts, and other non-operating components of income and expense.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with TMTG’s consolidated financial statements as of and for the years ended December 31, 2025 and 2024, together with the related notes thereto, included elsewhere in this Annual Report.

This section includes a comparison of certain 2025 financial results to the same information for 2024. Discussion of 2024 results compared to 2023 results to the extent not included in this report can be found in Item 7 of our 2024 Annual Report.

Comparison of the years ended December 31, 2025 and 2024.

The following table sets forth our consolidated statements of operations for the years ended December 31, 2025 and 2024, and the dollar and percentage change between the two periods:

(in thousands)	For the year-ended December 31, 2025	For the year-ended December 31, 2024	Variance, $	Variance, %
Revenue	$3,682.6	$3,618.8	$63.8	2%
Operating costs and expenses:
Cost of revenue	1,675.2	619.0	1,056.2	171%
Research and development	42,773.8	49,104.3	(6,330.5)	(13%)
Sales and marketing	2,500.0	6,383.7	(3,883.7)	(61%)
General and administration	119,133.4	130,616.8	(11,483.4)	(9%)
Realized and unrealized loss, net, digital assets and digital assets pledged	403,222.6	-	403,222.6	100%
Depreciation and amortization	7,421.3	2,933.9	4,487.4	153%
Total operating costs and expenses	576,726.3	189,657.7	387,068.6	204%
Loss from operations	(573,043.7)	(186,038.9)	(387,004.8)	208%
Other income/(expense):
Interest income	46,561.3	14,722.2	31,839.1	216%
Interest expense	(27,348.4)	(3,089.8)	(24,258.6)	785%
Investment loss	(182,956.0)	-	(182,956.0)	(100%)
Litigation settlement	25,006.7	-	25,006.7	100%
Change in fair value of derivative liabilities	-	(225,916.0)	225,916.0	100%
Loss on the conversion of convertible debt	-	(542.3)	542.3	100%
Loss from operations before income taxes	$(711,780.1)	$(400,864.8)	(310,915.3)	78%

Revenues

Revenues increased $63.8 to $3,682.6 for the year ended December 31, 2025 compared to revenue of $3,618.8 for the year ended December 31, 2024. The increase was attributable to subscriptions to the Patriot Package offered as part of our beta launch of Truth+, partially offset by a slight decrease in advertising revenue on our Truth Social platform.

Cost of revenue

Cost of revenue increased $1,056.2 to $1,675.2 for the year ended December 31, 2025 compared to $619.0 for the year ended December 31, 2024. The increase was primarily due to content licenses and data center lease costs that support our burgeoning Truth+ platform.

Research and development expense

Research and development expense decreased $6,330.5 to $42,773.8 for the year ended December 31, 2025 compared to $49,104.3 for the year ended December 31, 2024. The decrease was primarily driven by lower stock-based compensation expense of $21,957.0 for the year-ended December 31, 2025 compared to $30,142.5 for the prior-year ended. The 2024 charge related to the issuance of convertible notes to certain vendors engaged in the development of our live TV streaming platform, Truth+.  The decrease in stock-based compensation was partially offset by higher year-over-year consulting and server costs related to the launch of Truth+.

Sales and marketing expense

Sales and marketing expense decreased by $3,883.7 to $2,500.0 for the year ended December 31, 2025 compared to $6,383.7 for the year ended December 31, 2024. The decrease was primarily driven by a $3,268.2 reduction in marketing related expenses and a one-time $600.0 bonus paid during 2024 to an entity owned by a former director of and consultant to Private TMTG.

General and administration expense

General and administration expense decreased by $11,483.4 to $119,133.4 for the year ended December 31, 2025 compared to $130,616.8 for the year ended December 31, 2024. The decrease was primarily due to lower stock-based compensation expense of $37,234.1 for the year-ended December 31, 2025, down $40,010.5 from $77,244.6 for the year-ended December 31, 2024. The 2024 period included, stock-based compensation issued to employees and vendors in connection with the Initial Business Combination with DWAC completed in 2024. These savings were partially offset by higher legal fees, which increased $33,670.8 to $66,808.1 for the year-ended December 31, 2025 versus $33,137.3 in the year-ended December 31, 2024, due to legacy litigation expense incurred throughout 2025 related to our Initial Business Combination with DWAC completed in 2024.

Realized and unrealized loss, net, on digital assets and digital assets pledged

The net loss related to realized and unrealized loss, net, on digital assets and digital assets pledged increased $403,222.6, to $403,222.6 for the year ended December 31, 2025 compared to $0.0 for the year ended December 31, 2024.  The increase is due to our purchase of bitcoin and Cronos in the third quarter of 2025 and the ending spot price of bitcoin and Cronos on their principal market as of the close of market on December 31, 2025.

Depreciation and amortization

Depreciation and amortization expense increased $4,487.4 to $7,421.3 for the year ended December 31, 2025 compared to $2,933.9 for the year ended December 31, 2024.  The increase in depreciation and amortization expense was due to the acquisition of software and hardware utilized to place our CDN into service as part of our launch of streaming video through Truth+.

Interest income

Interest income increased by $31,839.1 to $46,561.3 for the year ended December 31, 2025 compared to $14,722.2 for the year ended December 31, 2024. The increase was driven by higher cash, cash equivalents, restricted cash, and short-term investment balances in interest bearing accounts due to our capital raises in 2024 and 2025.

Interest expense

Interest expense increased by $24,258.6 to $27,348.4 for the year ended December 31, 2025 compared to $3,089.8 for the year ended December 31, 2024. The increase in interest expense is attributable to the accreted interest on the loan assumed as a result of the WCT acquisition and our $1,000,000.0 convertible notes facility issued in May 2025.

Investment loss

Investment loss was $182,956.0 for the year ended December 31, 2025, compared to $0.0 for the year ended December 31, 2024. The increase was primarily due to $174,138.8 of unrealized losses on our equity securities, $4,158.6 of realized losses from derivative instruments on our bitcoin related securities, and $4,661.6 of unrealized losses from net premiums received through the sale of written and purchased option contracts.

Litigation settlements

Litigation settlements totaled $25,006.7 for the year ended December 31, 2025, compared to $0.0 for the year ended December 31, 2024. The increase was due to our conclusion of certain legal matters related to our merger with DWAC in 2024.

Loss on the extinguishment of debt

The loss from the extinguishment of debt of certain Private TMTG Convertible Notes decreased to $0.0 for the year ended December 31, 2025, compared to $542.3 for the year ended December 31, 2024.  Upon extinguishment of certain Private TMTG Convertible Notes in March 2024, we recorded a loss equal to the difference between the net carrying value of the applicable Private TMTG Convertible Notes and the fair value of our assets.

Change in the fair value of derivative liabilities

The loss from the change in the fair value of the derivative liabilities of the Private TMTG Convertible Notes decreased by $225,916.0 to $0 for the year ended December 31, 2025. All Private TMTG Convertible Notes were automatically converted into shares of our common stock immediately prior to Closing of the Merger, and pursuant to ASC 815, the derivative liabilities were revalued immediately prior to the conversion of the Private TMTG Convertible Notes on March 25, 2024, when our closing share price was $49.95 per share. The substantial increase in the value of our common stock when combined with the certainty of our execution of the Merger were primarily responsible for the increase in the change in fair value of the derivative liabilities. The increase in the fair value of the derivative liabilities is a non-cash expense and the issuance of Private TMTG common stock upon conversion of the Private TMTG Convertible Notes extinguished the derivative liabilities immediately prior to the Closing. Therefore, there was no derivative liability or change in fair value recorded subsequent to the conversion date.

Liquidity and Capital Resources

Overview

Historically, as a private company, we financed operations primarily through cash proceeds from the issuance of Private TMTG Convertible Notes. During 2024, our capitalization was significantly enhanced through receipt of proceeds from the Initial Business Combination, the conversion of warrants, and the issuance of common stock and debt described in detail in the section below titled, “Standby Equity Purchase Agreement” And “PIPE & Convertible Notes.”  As a result, we ended December 31, 2025 with $2,473,180.1 of cash, cash equivalents, restricted cash, short-term investments, equity and derivative securities, convertible note receivable, digital assets, and digital assets pledged, and $947,117.0 of debt (excluding lease liabilities).  Cash and cash equivalents consist of non-interest bearing deposits and money market funds held at financial institutions. Cash deposits are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) limitations. Short-term investments consist of repurchase agreements in which we loan our cash over 1 to 3 days to a seller in exchange for interest earned on debt securities collateralizing the loan.  The seller retains a beneficial interest in the securities serving as collateral.  Our restricted cash balance consists of $30,378.9 of cash that serves as collateral to our convertible notes, although the collateral may be used to purchase bitcoin and bitcoin related securities.  The collateral will be released to us upon payment in full of the principal, together with accrued and unpaid interest, on the Notes (defined below), or following the times upon our request that the outstanding principal balance of the Notes is $500,000.0 or less and $250,000.0 or less. Restricted cash also includes $951.6 that served as collateral on our written put options that were unexpired as of December 31, 2025, and has been or will be released upon expiration of the options.

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

No shares of common stock were sold pursuant to the terms of the SEPA during the year ended December 31, 2025. As of December 31, 2025, we have sold a cumulative total of 20,330,365 shares of our common stock for prices between $14.31 and $36.98 per share, pursuant to the terms of the SEPA.  Proceeds of these equity sales under the terms of the SEPA were $449,874.6 (net of $513.5 of deferred offering costs).

PIPE & Convertible Notes

On May 29, 2025, we entered into an Indenture, providing $1,000,000.0 in 0.00% convertible senior secured notes due on May 29, 2028 (the “Convertible Notes”), unless earlier repurchased or converted. The Convertible Notes carried a 4.00% original issuance discount. Concurrently with the issuance of the Convertible Notes, we executed subscription agreements (the “Equity PIPE Subscription Agreements”) with accredited investors (the “Equity PIPE Subscribers”) pursuant to which we sold an aggregate of 55,857,181 shares of our common stock, par value $0.0001 per share, for gross proceeds of $1,395,318.3 in a private placement (the “PIPE Financing”).  The PIPE Financing was issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act. The proceeds from the Notes and PIPE Financing are intended to be used to purchase bitcoin, bitcoin related securities, and for the PIPE proceeds, working capital and general corporate purposes.

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

Each Note holder has the right at its option, to require us to repurchase its Convertible Notes for cash on November 30, 2026, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, subject to the terms and conditions in the Indenture. Holders of the Convertible Notes may at their option convert such holder’s Convertible Notes into shares of our common stock at a conversion rate of 28.8 shares per $1,000 of Convertible Notes. We retain the right to force conversion if, at any time after November 29, 2025, the last reported sale price of our common stock exceeds 130% of the conversion rate for any 20 consecutive trading days during a 30-day trading period.

We may, at any time and from time to time, seek to retire or purchase our outstanding Convertible Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately-negotiated transactions, or otherwise.  Such repurchases or exchanges, if any, will be upon such terms and at such prices as we determine, and will depend on factors including liquidity, price, market conditions, and legal requirements. For the year-ended December 31, 2025, we repurchased $16.495.5 notional amount of our outstanding Notes for $15,234.2.

Share Repurchase Program

On June 23, 2025, our Board authorized the repurchase of up to $400,000.0 of our common stock (the “Share Repurchase Program”). We may repurchase shares or warrants from time to time on the open market, including in block trades, in accordance with applicable federal securities rules and regulations. The Share Repurchase Program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice.  The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements, and will be funded by available cash and cash equivalents. As of December 31, 2025, we had repurchased 3,855,208 shares at an average price of $11.76 per share and total cost of $45,344.8, in accordance with the program.

Leases

The majority of our operating leases relate to our data centers. We also lease a corporate facility. As of December 31, 2025, we had aggregate lease obligations of $2,559.7, with $836.2 payable within 12 months. See Note 8 to our consolidated financial statements for additional information regarding our operating leases.

Debt

Our debt consists of the Convertible Notes and a term loan assumed in our acquisition of WCT. In May 2025, we entered into the Convertible Notes to provide $1,000,000.0 for our digital asset treasury strategy, maturing in May 2028. Each holder of the Convertible Notes has the right at its option, to require us to repurchase its Notes for cash on November 30, 2026, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, subject to the terms and conditions in the Indenture. See Note 11 to our financial statements for additional information regarding our debt.

Cash Flows

The following table shows our cash flows for the stated periods:

(in thousands)	For the year ended December 31, 2025	For year ended December 31, 2024	Variance
Net cash provided by/(used in) operating activities	$14,758.1	$(60,982.7)	$75,740.8
Net cash used in investing activities	(2,267,283.0)	(618,581.1)	(1,648,701.9)
Net cash provided by financing activities	$2,248,176.9	$847,227.2	$1,400,949.7

Net Cash Provided by/(Used in) Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 was $14,758.1 compared to $60,982.7 used in operating activities during the year ended December 31, 2024. The increase in cash provided by operating activities was primarily driven by $43,982.3 of premiums received from written option contracts and $31,839.1 of higher interest income earned on cash, restricted cash, and short-term investments, partially offset by an increase in legal fees related to legacy litigation from our DWAC merger in 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $2,267,283.0 compared to $618,581.1 used in investing activities during the year ended December 31, 2024. The increase was primarily due to outflows for the purchase of $1,436,000.0 of digital assets and $932,295.8 of equity securities, as we began our digital asset treasury strategy, compared to $606,547.3 of short-term investment purchases for the year ended December 31, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $2,248,176.9 compared to $847,227.2 provided by financing activities for the year ended December 31, 2024. Cash provided during the year ended December 31, 2025 is mainly comprised of $960,000.0 of proceeds from the issuance of the Convertible Notes and $1,395,318.3 from common stock sold through a PIPE financing, partially offset by $34,399.2 of debt and equity offering costs, $53,607.6 of common stock repurchases, and $15,234.2 of Convertible Note repurchases. During the year ended December 31, 2024, cash provided by financing activities comprised of cash proceeds of $233,017.5 from the Initial Business Combination with DWAC, $47,455.0 from the issuance of convertible notes, $119,788.8 from the exercise of warrants, and $446,965.9 from the issuance of common stock (net of repurchases of $2,908.7).

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we had no off-balance sheet arrangements that had, or are reasonably likely to have, a current or future effect on our financial statements.

Critical Management Estimates

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

See Note 2 to our financial statements for additional information regarding business acquisitions.

Variable Interest Entity. GAAP requires the assessment of whether an entity is a VIE and, if so, if we are the primary beneficiary at the inception of the entity or at a reconsideration event. Additionally, GAAP requires the consolidation of VIEs in which a company has a controlling financial interest.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

We determined that TMTG has the power to direct the activities that most significantly impact Yorkville America’s economic performance through our disproportionate economic rights and obligations, and that substantially all of Yorkville America’s activities are conducted on behalf of TMTG. Through meeting the criterion of a controlling financial interest, we determined that TMTG is the primary beneficiary of Yorkville America. As the primary beneficiary of Yorkville America, we consolidate in our financial statements the balance sheets, results of operations, and cash flows of Yorkville America, and all intercompany balances and transactions between us and Yorkville America are eliminated in the consolidated financial statements.  Yorkville America did not have any assets or liabilities upon initial consolidation. We report a non-controlling interest representing the economic interest held by other parties in Yorkville America.

As of December 31, 2025, we held a variable interest in three VIEs for which we are not the primary beneficiary. Yorkville America sponsors certain investment products, including exchange-traded funds, for which it earns a Sponsor Fee in exchange for providing management and advisory services. The Sponsor Fees represent the primary economic interest in the VIEs. TMTG nor any of our consolidated entities hold equity investments or other financial interest in the VIEs as of December 31, 2025. As a result, Yorkville America controls the power to direct the activities most significant to these VIEs performance, although the obligation to absorb losses and the right to receive benefits from the VIE is held by the shareholders of the sponsored investment products. The Sponsor Fees do not represent a variable interest that could potentially be significant to the economic performance of the VIEs.

Indefinite-Lived Intangible Assets. We make estimates, assumptions, and judgments when valuing indefinite-lived intangible assets in connection with the initial purchase price allocations of business acquisitions, as well as when evaluating the recoverability of our indefinite-lived intangible assets on an ongoing basis. We assess our indefinite-lived intangible assets for impairment at least annually during the fourth quarter. We will also perform an assessment at other times if and when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.

We perform our impairment assessment on a quantitative basis. We estimate fair value of our reporting unit based on our market capitalization, less the fair value of corporate and other activities, which incorporates management’s assumptions about future cash flow projections, operating expenses, discount rates, and our investments in digital assets, digital assets pledged, and digital asset related securities. This methodology requires significant judgment and the use of estimates related to future business performance and market conditions.

In our most recent annual test, the estimated fair value of the reporting unit exceeded its carrying value by a significant margin, resulting in meaningful headroom, and no goodwill impairment was recorded. We performed a sensitivity analysis over key assumptions and concluded that reasonably possible changes in key inputs, including a hypothetical change of 10% in discount rate, would not cause the fair value of the reporting unit to fall below its carrying value. As of December 31, 2025, we believe such assets are recoverable, however, there can be no assurance these assets will not be impaired in future periods.  Any future impairment charges could adversely impact our results of operations.

See Notes 2 and 6 to our financial statements for additional information regarding goodwill and indefinite-lived intangible assets.

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

Recent Accounting Pronouncements

See Note 2 to TMTG’s consolidated financial statements for the years ended December 31, 2025, 2024, and 2023.

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

We do not enter into investments for speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Credit Risk

As of December 31, 2025 and 2024, effectively all of our cash and cash equivalents were maintained with large financial institutions. We have reviewed the financial statements of our banking institutions and believe it currently has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

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

Reference is made to pages F-1 through F-37 comprising a portion of this Annual Report, which are incorporated by reference under this Item.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Under the supervision and with the participation of TMTG’s management, including its Certifying Officers, TMTG carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation as of December 31, 2025, the Certifying Officers concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

During the year ended December 31, 2025, we completed our internal control procedures to address the previously identified material weakness as described in more detail under “Remediation Efforts” below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Semple, Marchal & Cooper LLP (PCAOB ID: 178), an independent registered public accounting firm, as stated in their report included herein.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended December 31, 2024, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2025, a material weakness in our internal control over financial reporting relating to our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in U.S. GAAP and SEC reporting requirements. Our management concluded that this deficiency constituted a material weakness in our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO. This material weakness did not result in any material misstatements to our consolidated financial statements or any changes to previously filed financial statements.

Remediation Efforts of Previously Disclosed Material Weakness

Throughout 2025, our management, under the oversight of the Audit Committee of the Board, conducted a comprehensive reassessment of the Company's risks and controls. This involved performing thorough mapping relevant processes, design and maintenance of formal accounting policies, identifying risks within critical processes and related controls, and testing procedures. Additionally, we hired financial reporting personnel with requisite experience in U.S. GAAP and SEC reporting requirements, and enhanced the professional knowledge and skills of existing staff. Furthermore, organizational structural adjustments were made, and additional finance personnel were recruited to better support our financial reporting obligations. Moreover, the company expanded its utilization of external advisors to strengthen financial expertise and understanding of complex accounting matters.

These remediation actions have been in place for a sufficient period of time, and management has performed adequate testing to conclude that the material weakness has been remediated as of December 31, 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Trump Media & Technology Group Corp.
Sarasota, Florida

Opinion on Internal Control over Financial Reporting

We have audited Trump Media & Technology Group Corp.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the  consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as “the financial statements”) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

February 27, 2026

Item 9B.	Other Information

(a)     None.

(b)   During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

Not applicable.

PART III - OTHER INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance

Information Regarding Directors and Executive Officers.

The information required by this Item 10 relating to officers and directors and nominees for election to the Board is incorporated by reference to the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act.

If applicable, the information required by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act contained under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated by reference to the Proxy Statement.

Code of Business Conduct and Ethics.

In accordance with the information required by this Item 10 relating to the code of ethics required by Item 406 of Regulation S-K, the Company has a Code of Ethics and Business Conduct (the “Code”), which applies to its directors, officers (including the Chief Executive Officer and the Chief Financial Officer), and all other employees (collectively, the “Covered Persons” and each a “Covered Person”). The full text of the Code is available on the Investor Relations section of the Company’s website. The Company will provide a copy of the Code to any person without charge, upon request. Such requests should be made in writing to the following address: 401 N. Cattlemen Rd., Ste. 200, Sarasota, Florida 34232. The Company intends to satisfy the SEC’s requirements regarding amendments to, or waivers from, the Code by posting such information on its website at https://tmtgcorp.com.

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

Securities Authorized for Issuance under Equity Compensation Plans

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

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement under the captions “Certain Relationships and Related Party Transactions”, “Proposal I - Election of Directors” and “Meetings and Board Committees.”

Item 14.	Principal Accountant Fees and Services

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the caption “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm.”

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
2.1†
Business Combination Agreement, dated as of August 25, 2025, by and among Yorkville Acquisition Corp., YA S3 Inc., Foris Holdings KY Limited, Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on Augst 26, 2025)

2.2
Amendment No. 1 to Business Combination Agreement, dated as of October 31, 2025, by and among Yorkville Acquisition Corp., Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC

2.3
Agreement and Plan of Merger, dated as of December 18, 2025, by and among Trump Media & Technology Group Corp., T Media Sub, Inc. and TAE Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on December 18, 2025).

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

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A2, filed by Digital World Acquisition Corp. on July 26, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A2, filed by Digital World Acquisition Corp. on July 26, 2021).
4.5#
Indenture, dated as of May 29, 2025, by and among Trump Media & Technology Group Corp., the Guarantors therein, and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on May 30, 2025)

4.6	Form of 0.00% Convertible Senior Secured Note due 2028 (included within Exhibit 4.5)
4.7
Form of Earnout Warrant between Yorkville Acquisition Corp. and Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 26, 2025)

4.8
Form of Forced Exercise Warrant between the Yorkville Acquisition Corp. and the holders (including Trump Media & Technology Group Corp.) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 26, 2025)

4.9*	Description of Registrant’s Securities
10.1
Registration Rights Agreement, dated September 2, 2021, by and among Digital World Acquisition Corp. and certain security holders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on September 9, 2021).

10.2+
Amended and Restated Trump Media & Technology Group Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 30, 2025).

10.3+
TMTG Executive Employment Agreement with Phillip Juhan, dated July 7, 2021, as of the Effective Date (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.4+
TMTG Amendment to Executive Employment Agreement with Phillip Juhan, dated December 31, 2021, as of the Effective Date (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.5+
TMTG Second Amendment to Executive Employment Agreement with Phillip Juhan, dated March 8, 2024 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, filed by Trump Media & Technology Group Corp. on February 14, 2025).

10.6+
TMTG Executive Employment Agreement with Devin Nunes, dated January 2, 2022, as of the Effective Date (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement on Form S-4, filed by Digital World Acquisition Corp. on February 12, 2024).

10.7+
TMTG Amendment to Executive Employment Agreement with Devin Nunes, dated March 7, 2024 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, filed by Trump Media & Technology Group Corp. on February 14, 2025).

10.8*+†	TMTG Executive Employment Agreement with Vladimir Novachki, dated January 16, 2023.
10.9*+	TMTG Amendment to Executive Employment Agreement with Vladimir Novachki, dated January 16, 2023.
10.10
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

10.12
Form of Warrant Subscription Agreement, dated as of February 7, 2024, by and among Digital World Acquisition Corp. and certain accredited investors 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on February 8, 2024).

10.13
Form of Note Purchase Agreement, dated February 8, 2024, by and among Digital World Acquisition Corp. and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Digital World Acquisition Corp. on February 8, 2024).

10.14
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

10.16
Non-ARC Class B Shareholders Escrow Agreement, dated March 21, 2024, by and among Digital World Acquisition Corp., Arc Global Investments II, LLC and Odyssey Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on March 26, 2024).

10.17	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 1, 2024).
10.19
Standby Equity Purchase Agreement between Trump Media & Technology Group Corp. and YA II PN, LTD., dated July 3, 2024. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Trump Media and Technology Group Corp. on July 3, 2024)

10.20
Registration Rights Agreement, dated August 9, 2024, by and among the Company, WorldConnect IPTV Solutions, LLC and JedTec, L.L.C. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 9, 2024).

10.21†#
Form of Equity PIPE Subscription Agreement, dated as of May 27, 2025, by and between Trump Media & Technology Group Corp. and certain investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on May 27, 2025)

10.22†
Form of Convertible Note Subscription Agreement, dated as of May 27, 2025, by and between Trump Media & Technology Group Corp. and certain investors party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on May 27, 2025)

10.23
Purchase Agreement, date August 26, 2025, by and between Trump Media & Technology Group Corp. and Foris Holdings US, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on August 26, 2025)

10.24
Sponsor Support Agreement, dated as of August 25, 2025, by and among the Yorkville Acquisition Corp., YA S3 Inc., Foris Holdings KY Limited, Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on August 26, 2025)

10.25
Form of Registration Rights Agreement by and among the Yorkville Acquisition Corp., Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on August 26, 2025)

10.26
Convertible Promissory Note, dated as of December 18, 2025, by and between Trump Media & Technology Group Corp. and TAE Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on December 18, 2025).

10.27
Voting and Support Agreement, dated as of December 18, 2025, by and between Donald J. Trump Revocable Trust dated April 7, 2014 and TAE Technologies, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on December 18, 2025).

10.28
Form of Voting and Support Agreement, dated as of December 18, 2025, by and between Trump Media & Technology Group Corp. and certain stockholders TAE Technologies, Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed by filed by Trump Media & Technology Group Corp. on December 18, 2025).

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

19.1
Trump Media & Technology Group Corp. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K, filed by Trump Media & Technology Group Corp. on February 14, 2025).

21.1*	List of Subsidiaries of Trump Media & Technology Group Corp.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Executive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K, filed by Trump Media & Technology Group Corp. on February 14, 2025).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed or furnished herewith.
+	Indicates a management or compensatory plan.
†
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#
Certain portions of this exhibit have been redacted pursuant to Regulation S-K Item 601(b)(10)(iv). The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

Item 16.	Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Trump Media & Technology Group Corp.
Sarasota, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trump Media & Technology Group Corp. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of audit evidence pertaining to the existence and control of the Company’s digital assets

Description of the Critical Audit Matter
As described in Notes 2 and 5 to the consolidated financial statements, the Company accounts for its digital assets as indefinite-lived intangible assets. The digital assets are recorded at cost, and subsequently remeasured at fair value,  with changes in fair value recognized on the consolidated statement of operations. As of December 31, 2025, the carrying value of the Company’s digital assets was $904.37 million.

We identified the evaluation of audit evidence pertaining to the existence of its digital assets and whether the Company controls the digital assets as a critical audit matter. Especially subjective auditor judgment was involved in determining the nature and extent of evidence required to assess the existence of the digital assets and whether the Company controls the digital assets, as control over the digital assets is provided through private cryptographic keys stored using third-party custodial services. In addition, professionals with specialized skills and knowledge in blockchain technology were utilized to assist in the evaluation of the sufficiency of certain audit procedures.

Description of the primary procedures we performed to address the Critical Audit Matter
We evaluated the design and tested the operating effectiveness of certain internal controls over the digital assets process, including a control over the comparison of the Company’s records of digital assets held to the custodial records. We involved professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating certain internal controls over the digital assets process and the reconciliation of digital assets per the custodial service ledgers to the public blockchain. We obtained confirmation of the Company’s digital assets in custody as of December 31, 2025 and compared the total digital assets confirmed to the Company’s record of digital asset holdings. We also compared the Company’s record of digital asset transactions to the records on the public blockchain using multiple software audit tools. We applied auditor judgment in determining the nature and extent of audit evidence required, especially related to assessing the existence of the digital assets and whether the Company controls the digital assets. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

We have served as the Company's auditor since 2024.

Phoenix, Arizona

February 27, 2026

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets as of December 31, 2025 and December 31, 2024 and Statements of Operations, Stockholders’ (Deficit)/Equity and Cash Flows for the years ending December 31, 2025, December 31, 2024 and December 31, 2023

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Consolidated Balance Sheets

(in thousands except share and per share data)	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents(1)	$134,557.6	$170,236.1
Restricted cash	31,330.5	-
Short-term investments	305,053.3	606,547.3
Equity securities (Note 2)	722,069.1	-
Prepaid expenses and other current assets	9,992.3	7,457.3
Accounts receivable, net	244.5	17.4
Total current assets	1,203,247.3	784,258.1

Convertible note receivable	200,000.0	-
Interest receivable	498.6	-
Property and equipment, net	3,051.6	4,366.0
Goodwill	120,884.2	120,884.2
Digital assets (Note 5)	904,370.6	-
Digital assets pledged (Note 5)	175,300.4	-
Intangible assets, net	19,829.6	25,363.1
Right-of-use assets, net	2,505.3	3,416.1
Total assets	2,629,687.6	938,287.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses(1)	32,294.3	10,167.5
Convertible notes payable (Note 11)	941,893.9	-
Related party payables	262.0	262.0
Unearned revenue	30.4	1,010.7
Current portion of long-term debt	4,780.5	4,780.5
Current portion of operating lease liability	836.2	1,080.8
Total current liabilities	980,097.3	17,301.5

Long-term operating lease liability	1,723.5	2,559.7
Long-term debt - other	442.6	4,836.2
Deferred tax liability	560.1	-
Total liabilities	982,823.5	24,697.4
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred Stock $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2025 and December 31, 2024	-	-
Common Stock $ 0.0001 par value – 999,000,000 shares authorized, 276,724,314 and 220,657,014 shares issued and outstanding at December 31, 2025 and December 31, 2024	28.1	22.1
Paid in Capital	5,360,448.8	3,861,662.4
Treasury stock, at cost (4,279,691 and 128,138 shares)	(56,516.3)	(2,908.7)
Accumulated Deficit	(3,657,247.1)	(2,945,185.7)
Total stockholders’ equity	1,646,713.5	913,590.1
Noncontrolling interest	150.6	-
Total equity	1,646,864.1	913,590.1
Total liabilities and stockholders’ equity/(deficit)	$2,629,687.6	$938,287.5

(1)
Under certain provisions of Accounting Standards Codification (“ASC”) 810,Consolidations, (“ASC 810”) we are required to separately disclose on our consolidated balance sheets the assets of the consolidated variable interest entity (“VIE”) that are owned by the consolidated VIE and liabilities of the consolidated VIE as to which there is no recourse against us.

As of December 31, 2025, the total assets include $1,556.0 related to the consolidated VIE of which $1,556.0 is included in cash and cash equivalents.  Total liabilities included $50.5 related to the consolidated VIE of which $50.5 is included in accounts payable and accrued liabilities.  As of December 31, 2024, we did not have a variable interest in the VIE, as a result no assets and liabilities of the VIE are included in our consolidated balance sheet. There is no recourse against us for the liabilities of the consolidated VIE.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Consolidated Statements of Operations

	Year Ended
(in thousands except share and per share data)	December 31, 2025	December 31, 2024	December 31, 2023
Net sales	$3,682.6	$3,618.8	$4,131.1
Operating costs and expenses(1)
Cost of revenue	1,675.2	619.0	164.9
Research and development	42,773.8	49,104.3	9,715.7
Sales and marketing	2,500.0	6,383.7	1,279.6
General and administration	119,133.4	130,616.8	8,878.7
Realized and unrealized loss, net, on digital assets and digital assets pledged	403,222.6	-	-
Depreciation and amortization	7,421.3	2,933.9	59.6
Total operating costs and expenses	576,726.3	189,657.7	20,098.5
Loss from operations	(573,043.7)	(186,038.9)	(15,967.4)
Interest income	46,561.3	14,722.2	-
Interest expense	(27,348.4)	(3,089.8)	(39,429.1)
Investment loss	(182,956.0)	-	-
Litigation settlements	25,006.7	-	-
Change in fair value of derivative liabilities	-	(225,916.0)	(2,791.6)
Loss on the conversion of convertible debt	-	(542.3)	-
Loss from operations before income taxes	(711,780.1)	(400,864.8)	(58,188.1)
Income tax expense	(560.1)	-	(1.1)
Net loss	(712,340.2)	(400,864.8)	(58,189.2)
Less net loss attributable to noncontrolling interest	278.8	-	-
Net loss available to common stockholders	$(712,061.4)	$(400,864.8)	$(58,189.2)

Loss per Share attributable to common stockholders:
Basic	$(2.80)	$(2.36)	$(0.67)
Diluted*	$(2.80)	$(2.36)	$(0.67)
Weighted Average Shares used to compute net loss per share available to common stockholders:
Basic	254,537,040	169,630,052	87,500,000
Diluted	254,537,040	169,630,052	87,500,000

(1)Costs of operating expenses include stock-based compensation expense as follows:
Research and development	$21,957.0	$30,142.5	$-
General and administration	37,234.1	77,244.6	-
Total stock-based compensation expense	$59,191.1	$107,387.1	$-
*Loss per share attributable to common stockholders for diluted calculation is based on the Basic weighted shares as these are not dilutive. The basic and diluted loss per share attributable to common stockholders are therefore the same.

The Notes to Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Consolidated Statements of Stockholders’ (Deficit)/Equity

(in thousands, except share data)	Common Stock Number of Shares	Par Value $0.0001	Treasury Stock Number of Shares	Treasury Stock	Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)/ Equity	Noncontrolling Interest	Total (Deficit)/ Equity
Balance as of January 1, 2023	87,500,000	$8.8	-	$-	$-	$(8,581.5)	$(8,572.7)	$-	$(8,572.7)
Net loss	-	-	-	-	-	(58,189.2)	(58,189.2)	-	(58,189.2)
Balance as of December 31, 2023	87,500,000	8.8	-	-	-	(66,770.7)	(66,761.9)	-	(66,761.9)
Issuance of earnout shares	40,000,000	4.0	-	-	2,477,546.2	(2,477,550.2)	-	-	-
Conversion of convertible notes upon reverse capitalization	6,014,534	0.6	-	-	300,425.4	-	300,426.0	-	300,426.0
Stock based compensation	1,899,234	0.2	-	-	107,387.1	-	107,387.3	-	107,387.3
Vesting of restricted stock units	607,003	-	-	-	-	-	-	-	-
Issuance of common stock upon reverse capitalization	41,346,049	4.1	-	-	219,617.5	-	219,621.6	-	219,621.6
Exercise of warrants	10,445,682	1.1	-	-	119,828.4	-	119,829.5	-	119,829.5
Conversion of convertible notes in common stock	6,250,000	0.6	-	-	49,999.4	-	50,000.0	-	50,000.0
Common stock issued from SEPA	20,655,365	2.1	-	-	454,849.5	-	454,851.6	-	454,851.6
Acquisition of WCT, net of offering costs	5,042,770	0.5	-	-	132,009.0	-	132,009.5	-	132,009.5
Common stock for ARC settlement	1,024,517	0.1	-	-	(0.1)	-	-	-	-
Treasury stock	-	-	(128,138)	(2,908.7)	-	-	(2,908.7)	-	(2,908.7)
Net loss	-	-	-	-	-	(400,864.8)	(400,864.8)	-	(400,864.8)
Balance as of December 31, 2024	220,785,152	22.1	(128,138)	(2,908.7)	3,861,662.4	(2,945,185.7)	913,590.1	-	913,590.1
Exercise of warrants	26,127	-	-	-	300.1	-	300.1	-	300.1
Stock based compensation	-	-	-	-	59,191.1	-	59,191.1	-	59,191.1
Common stock issued in PIPE	55,857,181	5.6	-	-	1,392,401.4	-	1,392,407.0	-	1,392,407.0
Common stock issued to purchase digital assets	2,797,985	0.3	-	-	46,893.9	-	46,894.2	-	46,894.2
Vesting of restricted stock units	1,537,560	0.1	-	-	(0.1)	-	-	-	-
Treasury stock	-	-	(4,151,553)	(53,607.6)	-	-	(53,607.6)	-	(53,607.6)
Contribution for non-controlling interest	-	-	-	-	-	-	-	429.4	429.4
Net loss	-	-	-	-	-	(712,061.4)	(712,061.4)	(278.8)	(712,340.2)
Balance as of December 31, 2025	281,004,005	$28.1	(4,279,691)	$(56,516.3)	$5,360,448.8	$(3,657,247.1)	$1,646,713.5	$150.6	$1,646,864.1

 The Notes to the Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Consolidated Statements of Cash Flows

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net loss	$(712,340.2)	$(400,864.8)	$(58,189.2)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Non-cash interest expense on debt	26,978.0	2,963.3	39,429.1
Non-cash interest income	(498.6)	-	-
Change in fair value of derivative liabilities	-	225,916.0	2,791.6
Depreciation and amortization	7,421.3	2,933.9	60.4
Loss on extinguishment of debt	-	542.3	-
Stock based compensation	59,191.1	107,387.1	-
Realized and unrealized loss, net, on digital assets and digital assets pledged	403,222.6	-	-
Net unrealized loss on investments	178,800.4	-	-
Premiums received from assigned put options	43,982.3	-	-
Operating lease amortization	910.8	418.9	153.8
Deferred taxes	560.1	-	-
Change in operating assets and liabilities
Prepaid expenses and other current assets	(18,169.0)	(2,273.4)	(1.6)
Accounts receivable	(227.2)	63.6	426.9
Unearned revenue	(980.2)	(3,402.4)	4,413.1
Operating lease liabilities	(893.9)	(203.1)	(149.6)
Accounts payable and accrued liabilities	26,800.6	5,535.9	1,332.0
Net cash provided by/(used in) operating activities	14,758.1	(60,982.7)	(9,733.5)

Cash flows used in investing activities
Purchases of property and equipment	(573.5)	(5,033.8)	(2.2)
Purchase of intangible assets	-	(7,000.0)	-
Purchase of short-term investments	(23,506.0)	(606,547.3)	-
Sale of short-term investments	325,000.0	-	-
Purchase of digital assets	(1,436,000.0)	-	-
Purchase of equity securities	(932,295.8)	-	-
Sale of equity securities	92.3	-	-
Investment in convertible note receivable	(200,000.0)	-	-
Net cash used in investing activities	(2,267,283.0)	(618,581.1)	(2.2)

Cash flows provided by financing activities
Proceeds of convertible notes	960,000.0	47,455.0	3,500.0
Repurchase of convertible notes	(15,234.2)	-	-
Repayment of convertible notes	-	-	(1,000.0)
Repayment of long-term debt	(4,629.6)	-	-
Proceeds from merger	-	233,017.5	-
Proceeds from PIPE	1,395,318.3	-	-
Payments of debt and equity offering costs	(34,399.2)	-	-
Repurchases of common stock	(53,607.6)	(2,908.7)	-
Proceeds from SEPA, net	-	449,874.6	-
Proceeds from the exercise of warrants, net	299.8	119,788.8	-
Contribution for non-controlling interest	429.4	-	-
Net cash provided by financing activities	2,248,176.9	847,227.2	2,500.0

Net change in cash, cash equivalents, and restricted cash	(4,348.0)	167,663.4	(7,235.7)
Cash and cash equivalents, beginning of year	170,236.1	2,572.7	9,808.4
Cash, cash equivalents, and restricted cash, end of year	$165,888.1	$170,236.1	$2,572.7

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	134,557.6	170,236.1	2,572.7
Restricted cash	31,330.5	-	-
Total cash, cash equivalents, and restricted cash, end of period	$165,888.1	$170,236.1	$2,572.7

Supplemental disclosure of cash flow information
Cash paid for interest	$370.4	$126.5	$-
Cash paid for taxes	$975.6	$1,897.7	$-

Noncash investing and financing activities
Shares issued for conversion of convertible notes	$-	$350,426.0	$-
Operating lease assets obtained in exchange for operating lease obligations	$-	$3,481.7	$-
Common stock issued for business combination	$-	$132,171.0	$-
Common stock issued for digital assets	$46,894.2	$-	$-
Debt and equity offering costs	$41,328.4	$10,107.5	$-
Digital asset exchanged for other digital asset	$17,055.1	$-	$-
Digital assets pledged as collateral for call option	$174,828.6	$-	$-

The Notes to the Consolidated Financial Statements are an integral part of these statements.

(Amounts in thousands, except share, per share and quantity data)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the historical accounts of TMTG Sub Inc. f/k/a Trump Media & Technology Group Corp. (“Private TMTG” or “Predecessor TMTG” or, prior to the closing on March 25, 2024, “TMTG”), which changed its name from Trump Media Group Corp. in October 2021. The mission of TMTG is to end Big Tech’s assault on free speech by opening up the Internet and giving people their voices back. TMTG operates Truth Social, a social media platform established as a safe harbor for free expression amid increasingly harsh censorship by Big Tech corporations, as well as Truth+, a streaming platform focusing on family friendly live TV channels and on-demand content.  TMTG has also launched Truth.Fi, a financial services and FinTech brand incorporating America First investment vehicles, and a digital asset strategy--including a bitcoin treasury--to help ensure our financial freedom and protect against discrimination by financial institutions.

Merger

On March 25, 2024, TMTG consummated the DWAC Merger Agreement dated October 20, 2021, between Digital World Acquisition Corp. (“Digital World” or “DWAC”), DWAC Merger Sub, TMTG, ARC Global Investments II (“ARC”), LLC and TMTG’s General Counsel, as amended on May 11, 2022, August 9, 2023 and September 29, 2023. Pursuant to the DWAC Merger Agreement, and subject to the terms and conditions set forth therein, upon the Closing, Merger Sub merged with and into TMTG, with TMTG surviving as a wholly owned subsidiary of Digital World, and with TMTG’s stockholders receiving 87,500,000 shares of Digital World Class A common stock (excluding 40,000,000 Earnout Shares), subject to certain adjustments and earnout provisions, in exchange for TMTG common stock, which is in substance, a continuation of the TMTG shareholders’ equity interests in the TMTG business, plus up to an additional 7,854,534 shares of New Digital World common stock to be issued upon conversion of outstanding TMTG Convertible Notes immediately prior to the Closing.

Notwithstanding the legal form of the Initial Business Combination pursuant to the DWAC Merger Agreement, the Initial Business Combination has been accounted for as a reverse recapitalization in accordance with U.S. GAAP because TMTG is the operating company and has been determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), while Digital World is a blank check company. The determination is primarily based on the evaluation of the following facts and circumstances:

•	The pre-combination equity holders of Private TMTG hold the majority of voting rights in TMTG;

•	The pre-combination equity holders of Private TMTG have the right to appoint the majority of the directors on TMTG’s Board;

•	Private TMTG senior management (executives) are the senior management (executives) of TMTG; and

•	Operations of Private TMTG comprise the ongoing operations of TMTG.

Under the reverse recapitalization model, the Initial Business Combination was treated as TMTG issuing equity for the net assets of Digital World, with no goodwill or intangible assets recorded.

While Digital World was the legal acquirer in the Initial Business Combination, because Predecessor TMTG was deemed the accounting acquirer, the historical financial statements of Predecessor TMTG became the historical financial statements of the combined company upon the consummation of the Initial Business Combination. As a result, the financial statements reflect (i) the historical operating results of Predecessor TMTG prior to the Initial Business Combination; (ii) the combined results of Digital World and Predecessor TMTG following the closing of the  Initial Business Combination; (iii) the assets and liabilities of Predecessor TMTG at their historical cost; and (iv) our equity structure for all periods presented.  In connection with the consummation of the Initial Business Combination, Digital World was renamed “Trump Media & Technology Group Corp.” and TMTG was renamed “TMTG Sub Inc.”

In accordance with the applicable guidance, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of our common stock issued to Predecessor TMTG common shareholders and Predecessor TMTG convertible noteholders in connection with the Initial Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Predecessor TMTG convertible notes and Predecessor TMTG common stock prior to the Initial Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Initial Business Combination.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the fair value of assets acquired and liabilities assumed in business acquisitions, the assessment of recoverability of our goodwill and long-lived assets, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results could differ from those estimates. Material estimates and assumptions reflected in the consolidated financial statements relate to and include, but are not limited to, fair value of intangible assets acquired in business acquisitions, recoverability of goodwill and intangibles, fair value of short-term investments and equity securities, digital assets, digital assets pledged, the fair value of our option liabilities, useful lives of intangibles and depreciable assets, and stock-based compensation.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and a VIE in which we are deemed the primary beneficiary, have been prepared in accordance with U.S. GAAP. All intercompany transactions and balances have been eliminated.

Variable Interest Entity

GAAP requires the assessment of whether an entity is a VIE and, if so, if we are the primary beneficiary at the inception of the entity or at a reconsideration event. Additionally, GAAP requires the consolidation of VIEs in which a company has a controlling financial interest.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) for amounts that could potentially be significant to the VIE, the obligation to absorb losses or the right to receive benefits from the VIE.

On April 2, 2025, we provided initial operational funding to Yorkville America, LLC, (“Yorkville America”), through services and licensing agreements. Yorkville America, through its subsidiaries serves as the Registered Investment Advisor for investment vehicles and financial products that focus on investments in American growth, manufacturing, energy companies, security and defense, and digital assets, as well as investments that strengthen the patriot economy. Pursuant to the terms of the services agreement, we will provide a majority of the operational funding for Yorkville America, in exchange for a majority of their net profit. Additionally, through a licensing agreement, Yorkville America may utilize Truth.Fi and certain Truth Social intellectual property to market their investment vehicles and financial products.  Substantially all the business activity of Yorkville America is conducted on behalf of TMTG.

Since TMTG has the power to direct the activities that most significantly impact Yorkville America’s economic performance through our disproportionate economic rights and obligations, and that substantially all of Yorkville America’s activities are conducted on behalf of TMTG. We determined this represented a variable interest in Yorkville America and TMTG is the primary beneficiary. We do not maintain any equity ownership in Yorkville America.  As the primary beneficiary of Yorkville America, we consolidate in our financial statements the balance sheets, results of operations, and cash flows of Yorkville America, and all intercompany balances and transactions between us and Yorkville America are eliminated in the consolidated financial statements.  Yorkville America did not have any material assets or liabilities upon initial consolidation. We report a non-controlling interest representing the economic interest held by other parties in Yorkville America.

We have not provided any guarantees related to Yorkville America and no creditors of Yorkville America have recourse to the general credit of TMTG.

As of December 31, 2025, we held a variable interest in four VIEs for which we are not the primary beneficiary. Yorkville America sponsors certain investment products, including exchange-traded funds, for which it earns a Sponsor Fee in exchange for providing management and advisory services. The Sponsor Fees represent the primary economic interest in the VIEs. TMTG nor any of our consolidated entities hold equity investments or other financial interest in the VIEs as of December 31, 2025. As a result, Yorkville America controls the power to direct the activities most significant to these VIEs performance, although the obligation to absorb losses and the right to receive benefits from the VIE is held by the shareholders of the sponsored investment products. The Sponsor Fees do not represent a variable interest that could potentially be significant to the economic performance of the VIEs.

Our maximum exposure to loss as a result of our involvement with the unconsolidated VIEs is limited only to our loss of future Sponsor Fees and uncollected fee receivables in this VIE, which was $0.0 as of December 31, 2025 and 2024.  We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. The sponsored investment products of the unconsolidated VIEs had an immaterial amount of assets and liabilities as of December 31, 2025, and no assets and liabilities as of December 31, 2024.

Cash and cash equivalents

Cash and cash equivalents represent cash on hand, other highly liquid investments with a remaining maturity of 90 days or less at the date of acquisition, and receivables related to third-party payment processor transactions normally received within 72 hours.

Restricted cash

Restricted cash consists of cash and cash equivalents held as collateral with the Collateral Agent to our Notes (Note 11), and as security on unexpired put options.

Short-term investments

Short-term investments consist primarily of repurchase agreements, which are used to purchase United States Treasury Bills from a third-party seller, that are accounted for as secured borrowings under which the seller pledges its securities as collateral to secure a loan from us, which is equal in value to the estimated fair value of the pledged collateral. The seller retains beneficial ownership of the pledged collateral. At the maturity of the repurchase agreements, the seller is required to repay the loan plus accrued interest and concurrently receives back its pledged collateral from us. We may renew the agreements at the prevailing financing rate for the same or other securities. We may be required to transfer additional cash in the event the fair value of the collateral pledged exceeds the loan balance. Our repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which generally provides that the lender, as buyer, is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the seller, or, in an instance when such source is not available, the value determination is made by the lender.

Our repurchase agreements are expected to range from 1 to 3 days and the purchase price will be equal to the repurchase price. We intend to renew our repurchase agreements immediately upon the termination of the preceding repurchase agreement to increase our potential to generate interest income. The repurchase agreements are reported at the unpaid balance, net of any allowance for expected losses. No expected credit losses were recorded as of December 31, 2025.

Convertible note receivable

We issued $300,000.0 unsecured convertible promissory note receivable to TAE Technologies, Inc (“TAE”) in connection with the TAE Merger Agreement we entered into with TAE on December 18, 2025. The TAE Convertible Note bears simple interest of 7.0% per annum and matures on the earlier of December 18, 2027 or termination of the TAE Convertible Note for any other reason. All accrued but unpaid interest and principal is due upon maturity. Unpaid interest upon maturity shall increase the then outstanding principal amount of the TAE Convertible Note and following such increase in the principal amount of the TAE Convertible Note, the TAE Convertible Note will bear interest on such increased principal amount thereafter.

We funded $200,000.0 upon entering into the TAE Merger Agreement and upon the request of TAE during the period from the initial submission by us of the Form S-4 in connection with the TAE Merger Agreement, and the earlier of 60 days thereafter or termination of the TAE Merger Agreement will fund up to an additional $100,000.0.

The TAE Convertible Note is convertible at our option upon a financing event by TAE prior to closing of the TAE Merger Agreement or at any time following a termination of the TAE Merger Agreement while this note remains outstanding in an equity financing by TAE. The TAE Convertible Note would convert into shares of TAE’s most senior equity security then outstanding at a conversion price equal to the cash price paid per share in the financing event.

In the event of a termination of the TAE Merger Agreement, for other than material breach by TAE or failure of TAE’s shareholders to adopt the TAE Merger Agreement, the outstanding balance shall automatically convert immediately prior to the maturity date into the then-most senior equity security outstanding at a conversion price equal to the original issuance price of such senior equity security.

Upon a termination of the TAE Merger Agreement as a result of a material breach by TAE or failure of TAE’s shareholders to adopt the TAE Merger Agreement, at our election, we may convert the outstanding balance into either shares of TAE’s common stock or the then-most senior equity security outstanding at a conversion price equal to the original issuance price of such senior equity security.

In the event the TAE Convertible Note remains outstanding at the maturity date, we may elect to convert the outstanding balance and any unpaid accrued interest into the then-most senior equity security then outstanding at a conversion price equal to the original issuance price of such senior security, extend the maturity date to a date set forth in such written notice, or receive cash.

As of December 31, 2025, we accrued $498.6 of interest income on the TAE Convertible Note.

Prepaid expenses and other current assets

Other current assets consist of receivables for proceeds from warrant exercises, deferred cost associated with the issuance of our common stock, retainers for professional services, prepaid rent, insurance and prepaid data costs. Prepaid and deferred costs are amortized proportionally to their utilization in our operations.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. We regularly evaluate the estimated useful lives to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation.

Property and equipment consist of the following:

	Estimated Useful Lives	December 31, 2025	December 31, 2024
Property and equipment
Furniture and equipment	2-5 years	$42.8	$34.5
Computer equipment	3 years	5,719.7	5,154.6
Less: accumulated depreciation		(2,710.9)	(823.1)
Property and equipment, net		$3,051.6	$4,366.0

Total depreciation expense was $1,887.8, $697.0, and $60.4 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Software development cost also includes costs to develop software to be used solely to meet internal needs and cloud-based applications used to deliver our services. Due to the pace of our software development efforts and frequency of our software releases, our software development costs are expensed as incurred within research and development in the consolidated statements of operations.

Additionally, we acquired capitalized software through a business acquisition (see Note6, Goodwill and intangible assets).

Goodwill and other intangible assets

Goodwill and indefinite-lived intangible assets are assessed for impairment annually, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level in the fourth quarter. If we determine the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value because of an annual or interim assessment, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred. We perform our impairment assessment based on a quantitative analysis performed for our reporting units.

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

As of December 31, 2025, we believe such assets are recoverable; however, there can be no assurance these assets will not be impaired in future periods. Any future impairment charges could adversely impact our results of operations.

Revenue recognition

Revenue is recognized when control of the promised goods or service (product) is transferred to our customers, in an amount reflecting the consideration we expect to be entitled to in exchange for such product.

We typically receive payment at the time of sale for subscriptions, the purpose of which is to provide our customers with a simplified and predicable way of purchasing our subscriptions. We have elected to apply the practical expedient such that we do not evaluate payment terms of one year or less for the existence of a significant financing component. Payments received in advance of our performance are initially recorded as unearned revenue and then recognized as revenue on a straight-line basis over the term of the contract. Revenue is recognized net of allowances for refunds and applicable transaction-based taxes collected from customers.

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

Our products generally do not include a refund period. Refunds are estimated at contract inception using the expected value method based on historical refund experience and updated each reporting period as additional information becomes available and only to the extent it is probable a significant reversal of any incremental revenue will not occur. Refunds result in a reduced amount of revenue recognized over the contract term.

Advertising

We enter into advertising contractual agreements directly with certain advertisers. These advertising revenues are recognized in the period when the advertising service is provided.

We also enter into advertising contractual arrangements with advertising manager service companies who provide advertising services through their Ad Manager Service Platform on our Truth Social website to customers. We determine the number of Ad Units and advertising manager service companies have sole discretion over the terms of the auction and all payments. Prices for the Ad Units are primarily set by an auction operated and managed by these companies. We have the right to block specific advertisers. We are an agent in the advertising manager service company arrangements and recognize revenue for our share of advertising revenue. The advertising revenues are recognized in the period when the advertising services are provided on a net basis.

Subscriptions

Subscription revenue consists of sales of our Patriot Package streaming service on Truth+ and is recognized ratably over the period of the subscription, primarily monthly.

Unearned revenue

Unearned revenue primarily consists of billings or payments received from customers in advance of revenue recognized for the services provided to our customers and is recognized as services are performed. Unearned revenue from subscription contracts is recognized on a straight-line basis over the term of the contract. Unearned revenue of $1,010.7 was recognized as revenue for the year ended December 31, 2025, which was included in the unearned revenue balance as of December 31, 2024. Unearned revenue as of December 31, 2025, was generated from paid subscriptions to Truth+ with an original duration of one year or less and is expected to be recognized during the succeeding 12-month period.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue primarily encompasses expenses associated with generating advertising revenue and direct costs associated with the acquisition and licensing of content, and streaming delivery cost of our content delivery network, excluding depreciation and amortization.

Research and development

Research and development expenses consist primarily of personnel-related costs, for our engineers and other employees engaged in the research and development of our products and services. In addition, research and development expenses include allocated facilities costs, and other supporting overhead costs.

Sales and marketing

Sales and marketing expenses consist primarily of personnel-related costs, sales support, business development and media, marketing, and customer service functions. In addition, sales and marketing-related expenses also include advertising costs, market research, trade shows, branding, marketing, public relations costs, allocated facilities costs, and other supporting overhead costs. We expense sales and marketing cost in the period in which they are incurred.

Sales and marketing expenses were $2,500.0, $6,383.7 and $1,279.6 for the years ended December 31, 2025, 2024 and 2023, respectively.

General and administration expenses

General and administration expenses consist of personnel-related costs, for our executive, finance, legal, information technology, corporate communications, human resources, and other administration employees. In addition, general and administration expenses include fees and costs for professional services (including third-party consulting, legal, and accounting services), facilities costs, and other supporting overhead costs that are not allocated to other departments.

Stock-based compensation

We have granted restricted stock units (RSUs) vesting solely upon the continued service of the recipient. We recognize the accounting grant date fair value of the stock-based awards as compensation expense in the same category as the personnel cost of the recipient over the required service period of each award.

Stock-based awards are accounted for using the fair value method. RSU’s are measured based on the fair market value of the underlying common stock on their respective accounting grant dates. We use the straight-line amortization method to recognize stock-based compensation expense over the service period for awards with only a service condition. We record forfeitures when they occur. Upon vesting or forfeiture of RSUs, we eliminate deferred tax assets for RSUs with multiple vesting dates for each vesting period on a first-in, first-out basis as if each vesting period were a separate award.

The number of shares of common stock issued on the date the RSUs vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees.

We accounted for the executive & consultant promissory notes as a liability award under ASC 718 as the executive & consultant promissory notes could be converted into a variable number of shares upon a change of control event and the executives had the sole discretion to extend the maturity date. We remeasured the fair value of the executive & consultant promissory notes at their settlement date and recorded stock-based compensation expense for these awards.

We issued shares of our common stock pursuant to our acquisition of WCT for achieving operational milestones related to the opening of future data centers. The compensation and number of shares issued was based on the estimated fair value of services to be provided divided by the closing price of our common stock on the date of acquisition and recorded when the milestones were achieved during October 2024.

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

Operating lease costs are recognized on a straight-line basis over the lease term. Variable lease costs, such as management fees, insurance, and common area maintenance, are not included in the measurement of ROU assets and lease liabilities and are expensed as incurred. We elected the practical expedient to not separate lease and non-lease components for our leases. On our balance sheets, assets and liabilities associated with operating leases are included within right-of-use assets, net, current portion of operating lease liabilities and long-term operating lease liabilities.

Investments

Investments in equity securities are classified by individual security as available-for-sale or equity securities.  Our equity securities consist primarily of equity exchange traded funds that invest in digital assets. We had equity securities of $722,069.1 and $0.0 as of December 31, 2025 and 2024, respectively, that are carried on our balance sheet at fair value. Unrealized gains and losses associated with equity securities are reflected in the consolidated statement of operations. As of December 31, 2025, $348,880.0 and $566,700.1 of our equity securities served as collateral to convertible notes (Note 12) and served as collateral on our unexpired call options, respectively.  The unexpired call options expire in February 2026, have a fair value of $13,916.4 as of December 31, 2025, and are recorded within accounts payable and accrued liabilities on our consolidated balance sheet. In January 2026, we rolled the call options on our equity securities which increased the strike price and extended the expiration to May 2026.

We did not have any investments classified as available-for-sale as of December 31, 2025.

Options

We manage our exposure to bitcoin price fluctuation through derivative instruments on bitcoin and bitcoin related securities, as part of our digital asset treasury strategy. In order to manage this risk, we sell covered put and covered call options, purchase call and put options, use a synthetic long strategy that uses a combination of a purchased call option and a sold put option which provides us exposure to increases in bitcoin prices while limiting downside risk should the price decrease, or use a collar strategy that uses a combination of a purchased put option and a sold call option which provides us protection from downside risk.

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

The writer of an option bears the market risk of an unfavorable change in the price of the underlying security. The aggregate fair value of unexpired options written are included in accounts payable and accrued expenses in the consolidated balance sheets. Cash held as collateral for written options is classified as restricted cash on the consolidated balance sheet. Securities held as collateral for outstanding call options are presented within equity securities on the consolidated balance sheet.  As of December 31, 2025, we had $951.6 of restricted cash covering our unexpired put options, and $566,700.1 of equity securities and $350,600.8 of digital assets restricted to cover unexpired call options.

We record these derivative instruments on our consolidated balance sheets at fair value and typically do not offset derivative assets and liabilities. Premiums and amounts received or paid upon settlement of derivative instruments are recorded in realized investment income or losses. Cash flows from derivative financial instruments and the related gains and losses are classified as cash flows from operating activities on the consolidated statements of cash flows.  The changes in the fair values of these option contracts are immediately recognized as investment income or loss in our consolidated statements of operations.

Digital Assets

We account for our digital assets, which are comprised of bitcoin and Cronos, as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and use third-party custodial services at multiple locations that are geographically dispersed to store our bitcoin. Our digital assets are initially recorded at weighted-average cost, including capitalized transaction costs or fees, and subsequently, remeasured at fair value based on the exchange quoted price throughout the reporting period, with changes in fair value recognized on the consolidated statement of operations.

Digital Assets Pledged

Digital assets pledged represents digital assets which we have pledged as collateral for derivative hedges with a cryptocurrency market maker (“counterparty”). The counterparty has the right to sell, transfer or rehypothecate the pledged digital assets posted as collateral for the duration of the hedge contract. Digital assets pledged is accounted for as a receivable which is carried at fair value. Realized and unrealized gains and losses are reflected in Realized and unrealized loss, net, on digital assets and digital assets pledged on the consolidated statements of operations.

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

Concentrations of risks

Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Although we deposit cash and cash equivalents with multiple banks, these deposits may exceed the amount of Federal Deposit Insurance Corporation limits provided on such deposits.

Digital assets, digital assets pledged, and equity securities represent a significant holding, constituted approximately 68.5% of our total assets as of December 31, 2025.

One advertising platform accounted for 79.6%, 94.0% and 88.5% of our total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Recently adopted accounting standards

In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”).  ASU 2023-08 requires digital assets to be measured at fair value as of the end of each reporting period in the balance sheet, with gains and losses from changes in fair value of the digital assets recognized in net income for each reporting period.  We determine the fair value of bitcoin and Cronos in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on its principal market.  This update also requires certain interim and annual disclosures for digital assets within the scope of the standard.  We adopted this standard on January 1, 2025. The adoption of this standard had a material impact on the presentation of our consolidated financial statements, due to our addition of digital assets to our balance sheet.

In December 2023, the FASB issued ASU, 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024. We adopted this standard on January 1, 2025 on a prospective basis. The adoption of ASU 2023-09 affected only our disclosures in the financial statements. See Note 9.

Recently issued accounting standards

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 is effective prospectively to financial statements issued for reporting period after the effective date or retrospectively to any or all prior periods presented in the financial statements, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted. Adoption of this guidance will result in additional disclosures within our consolidated results of operations.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. ASU 2025-03 revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. We plan to adopt ASU 2025-03 for our fiscal year beginning January 1, 2026. We do not expect this ASU to have a material impact on our consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for us beginning in the fiscal year ending December 31, 2026. We are currently evaluating the impacts of the adoption of ASU 2025-05 on our consolidated financial statements.

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

NOTE 3 - RECAPITALIZATION

As discussed in Note 1, following the Closing of the Initial Business Combination, TMTG was deemed the accounting acquirer and the transaction was accounted for as a reverse recapitalization.

Transaction Proceeds

Upon the Closing, we received gross proceeds of $233,017.5. The following table reconciles the elements of the Initial Business Combination to the Consolidated statements of cash flows and the Consolidated statements of changes in stockholders’ equity (deficit) for the year ended December 31, 2024:

Cash-trust and cash, net of redemptions	$233,017.5
Add: other assets	$-
Less: accrued expenses	$(3,292.9)
Less: notes payable	$(10,103.0)
Reverse recapitalization, net	$219,621.6

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

The number of shares of common stock issued immediately following the consummation of the Initial Business Combination were:

Digital World common stock, outstanding prior to the Initial Business Combination	39,636,904
Shares issued to Digital World convertible noteholders, converted immediately prior to Initial Business Combination	1,709,145
Predecessor TMTG Shares	87,500,000
Shares issued to former TMTG convertible noteholders (1)	7,854,534
Common stock immediately after the Initial Business Combination (2)	136,700,583

(1)	Notes converted into Private TMTG shares immediately prior to consummation of the Initial Business Combination.
(2)	Excludes 1,024,517 additional shares issued to former Digital World Class B shareholders in connection with a court order in September 2024.

The number of Predecessor TMTG shares was determined as follows:
	Predecessor TMTG Shares	Shares issued to shareholders of Predecessor TMTG

Common stock	100,000,000	87,500,000
	100,000,000	87,500,000

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

Additionally, pursuant to warrant subscription agreements (each a “Warrant Subscription Agreement”) entered into by and between Digital World and certain institutional investors on February 7, 2024, Digital World agreed to issue an aggregate of 3,424,510 warrants (“Convertible Note Post IPO Warrants and “Post-IPO Warrants”), each warrant entitling the holder thereof to purchase one share of the Company’s Class A common stock for $11.50 per share. The Convertible Note Post IPO Warrants and Post-IPO Warrants were issued concurrently with the closing of the Initial Business Combination, and have substantially the same terms as the public warrants issued by Digital World in connection with its initial public offering, except that such Post-IPO Warrants may only be transferred to the applicable holder’s affiliates.

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

The categorization of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The valuation techniques used by us when measuring fair value maximize the use of observable inputs and minimize the use of unobservable inputs.

	As of December 31, 2025
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds(1)	$101,800.4	$-	$-
Repurchase agreements	-	305,053.3	-
Exchange traded funds(2)	714,082.4	-	-
Purchased option assets(2)	7,986.7	-	-
Convertible note receivable	-	-	149,420.4
Digital assets	904,370.6	-	-
Digital assets pledged	-	175,300.4	-
Total assets measured at fair value	$1,728,240.1	$480,353.7	$149,420.4

Liabilities
Options premium liabilities(3)	$21,433.9	$-	$-
Convertible notes	-	-	945,197.0
Total liabilities measured at fair value	$21,433.9	$-	$945,197.0

	As of December 31, 2024
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds(1)	$160,084.0	$-		$-
Repurchase agreements	-	606,547.3		-
Total assets measured at fair value	$160,084.0	$606,547.3	$

(1)  Money market funds are reflected in cash, cash equivalents, and restricted cash in the consolidated balance sheets.
(2)  Reflected in equity securities in the consolidated balance sheets.
(3)  Reflected in accounts payable and accrued expenses in the consolidated balance sheets.

The fair value of our money market funds, repurchase agreements, equity securities, digital assets, option assets, and option premium liabilities are classified within Level 1, because we use quoted market prices to determine their fair value. Exchange traded funds are valued based on the last trade price on the primary exchange on which they are traded, and options are valued based on the mean of the last bid and ask price. Digital assets are valued using the quoted (unadjusted) closing price of bitcoin and Cronos in U.S. dollars on the active exchange that we have determined is its principal market at 4:00 PM Eastern on December 31, 2025. We have not realized any material losses related to these securities.

We also estimate the fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and accrued compensation and employee benefits. The Company considers the carrying value of these instruments in the Consolidated Financial Statements to approximate fair value due to their short maturities.

NOTE 5 – DIGITAL ASSETS

Our digital asset holdings as of December 31, 2025 and 2024 consist of the following:

		As of December 31, 2025			As of December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	9,542.16	$1,131,024.3	$836,371.8	-	$-	$-
Cronos	756,079,523.00	113,949.3	67,998.8	-	-	-
		$1,244,973.6	$904,370.6	-	$-	$-

The following table presents a reconciliation of our digital asset holdings:

	Bitcoin	Cronos
Balance at December 31, 2024	$-	$-
Purchases of digital assets	1,386,000.0	96,894.2
Exchange of digital assets	(17,055.1)	17,055.1
Derecognition of digital assets	(174,828.6)	-
Loss from derecognition	(63,092.1)	-
Unrealized loss on digital assets(1)	(294,652.4)	(45,950.5)
Balance at December 31, 2025	$836,371.8	$67,998.8
(1) Excludes unrealized gain on digital assets pledged of $472.4 for the year ended December 31, 2025.

As of December 31, 2025, we had 4,260.73 bitcoin with a fair value of $373,453.7 serving as collateral to convertible notes (Note 11). We are restricted from distributing or withdrawing this bitcoin subject to meeting certain Loan-to-Collateral Ratio requirements, with restrictions lifted no later than maturity of the convertible notes on May 29, 2028.

We entered into collar hedges on 4,000.00 bitcoin with a counterparty during the year ended December 31, 2025, to hedge our exposure to bitcoin’s volatility. To obtain the most favorable economics of these hedges, the counterparty required us to post 2,000.00 bitcoin as collateral that the counterparty can rehypothecate at their sole discretion, resulting in our derecognition of these digital assets. As of December 31, 2025, the fair value of the bitcoin restricted by hedges was $350,600.8, and the written call options from the collar hedges would have originally expired in March 2026. In January 2026, we rolled the call options with the counterparty which increased the strike price and extended the expiration to June 2026. The fair value of the liability on the call option on bitcoin hedged was $7,517.4 as of December 31, 2025, and is recorded with in accounts payable and accrued liabilities on our consolidated balance sheet.

The digital assets pledged had a fair value of $175,300.4 and were held in a wallet we hold legal title to as of December 31, 2025. We did not record an expected credit loss related to the digital assets pledged.

We are also restricted from selling 684,427,004.00 Cronos with a fair value of $61,554.6 pursuant to a Purchase Agreement. Beginning February 26, 2026, we may sell up to 10% of our Cronos over the following six-months. With subsequent sales windows of the ensuing three-years allowing for the sale of between 15% and 25% of our restricted Cronos holdings each window. On February 26, 2029, all sales restrictions on our restricted Cronos will lapse.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes changes in our goodwill balance by segment:

	Media	Truth.Fi	Total
Balance at December 31, 2023	$-	$-	$-
Goodwill related to WorldConnect Technologies, LLC acquisition	120,884.2	-	120,884.2
Balance at December 31, 2024	$120,884.2	$-	$120,884.2

Balance at December 31, 2025	$120,884.2	$-	$120,884.2

Finite-lived intangible assets, net, are summarized as follows:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(6,902.0)	$17,598.0
Exclusivity rights	3,100.0	(868.4)	2,231.6
Intangible assets, net	$27,600.0	$(7,770.4)	$19,829.6

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(1,991.2)	$22,508.8
Exclusivity rights	3,100.0	(245.7)	2,854.3
Intangible assets, net	$27,600.0	$(2,236.9)	$25,363.1

Amortization expense was $5,533.5, $2,236.9, and $0.0 for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the weighted-average remaining amortization period for amortizable intangible assets was 3.59 years.

Based on the balance of finite-lived intangible assets at December 31, 2025, expected future amortization expense is as follows:

Year Ending December 31:
2026	$5,529.9
2027	5,533.5
2028	5,548.7
2029	3,217.5
$19,829.6

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:
	December 31, 2025	December 31, 2024
Accounts payable	$3,848.0	$1,483.3
Other accrued expenses	6,904.0	7,443.4
Income tax payable	0.2	732.6
Franchise tax payable	108.2	508.2
Option premium liabilities	21,433.9	-
Accounts payable and accrued expenses	$32,294.3	$10,167.5

NOTE 8 - LEASES

During the years ended December 31, 2025 and 2024, we recognized additional ROU assets and lease liabilities of $0.0 and $3,481.7, respectively. We elected not to recognize ROU assets and lease liabilities arising from short-term office leases with initial terms of twelve months or less on the consolidated balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using our estimated incremental borrowing rate. The weighted average incremental borrowing rate applied was 7.86%. As of December 31, 2025, our leases had a remaining weighted average term of 2.71 years.

Our corporate headquarters is currently leased through a sublease agreement which expires on February 28, 2026. In November 2025, we entered into a lease agreement with the prime lessor of our corporate headquarters for a term from March 1, 2026, through March 31, 2029. We have not recognized the ROU asset and lease liability associated with this lease as we do not have the right to use the leased premise under the prime lease until March 1, 2026.  Annual base rent on the prime lease begins at $226.3 with 3.0% annual increases.

Operating leases are included in the consolidated balance sheets as follows:

	Classification	December 31, 2025	December 31, 2024
Lease assets
Operating lease cost ROU assets, net	Assets	$2,505.3	$3,416.1
Total lease assets		$2,505.3	$3,416.1

Lease liabilities
Operating lease liabilities, current	Current liabilities	$836.2	$1,080.8
Operating lease liabilities, non-current	Liabilities	1,723.5	2,559.7
Total lease liabilities		$2,559.7	$3,640.5

The components of lease costs, which are included in loss from operations in our consolidated statements of operations were as follows:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Lease costs
Operating lease costs	$1,152.6	$537.8	$179.5
Variable lease costs	150.1	170.8	108.1
Short term lease costs	34.1	33.3	44.0
Total lease costs	$1,336.8	$741.9	$331.6

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2025, are as follows:

(in thousands)
2026	$1,009.6
2027	1,005.1
2028	770.9
2029	87.9
Total future minimum lease payments	2,873.5
Amount representing interest	(313.8)
Present value of net future minimum lease payments	$2,559.7

NOTE 9 - INCOME TAXES

The following table presents a reconciliation of the applicable U.S. federal income tax rate to the effective rate subsequent to the adoption of ASU 2023-09, based on the U.S. Federal statutory income tax rate of  21%:

	Year Ended December 31, 2025
(in thousands, except rates)	Amount	Percent
U.S. Statutory federal tax rate	$(149,473.8)	(21.0%)
State and local income tax
State tax net of federal benefit
Florida	(24,006.8)	(3.4)
Other	(5,704.9)	(0.8)
Change in valuation allowance	29,792.3	4.2
Permanent items
Non-deductible expenses	6,457.2	0.9
Change in valuation allowance	143,496.1	20.1
Income tax expense and effective tax rate	$560.1	-

A reconciliation of the expected tax provision at the statutory federal income tax rate to our recorded tax provision consisted of the following, prior to the adoption of ASU 2023-09:

	Years Ended December 31,
(in thousands)	2024	2023
U.S. Statutory federal tax rate	$(84,181.6)	$(12,219.7)
State and local income tax
State tax net of federal benefit
Florida	-	-
Other	-	-
Change in valuation allowance	-	-
Permanent items
Other
Non-deductible expenses	64,199.3	335.7
Change in valuation allowance	19,982.3	11,885.1
Income tax expense and effective tax rate	$-	$1.1

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Research, development and capital raising costs	$2,681.6	$3,138.7
Right of Use Assets and Liabilities	57.1	45.3
Net operating loss (NOL)	60,124.1	31,456.6
Unrealized loss on equity securities	43,862.4	-
Unrealized on digital assets	98,916.5	-
Stock-based compensation expense	2,744.2	-
Intangible assets	1,266.7	-
Convertible debenture and other debt	28.2	-
Unearned revenues	7.3	-
Total deferred tax assets	209,688.1	34,640.6
Deferred tax liabilities
Property and equipment	(494.4)	(579.6)
Intangible Assets	(2,800.7)	(396.4)
Total deferred tax liabilities	(3,295.1)	(976.0)
Net deferred tax assets	206,393.0	33,664.6
Valuation allowance	(206,953.1)	(33,664.6)
Net deferred tax, net of valuation allowance	$(560.1)	$-

The estimated annual effective tax rate applied to the twelve months ended December 31, 2025, is (0.37%) which differs from the US federal statutory rate of 21% principally due to the projection of U.S. net operating loss for the fiscal 2025 with full application of a valuation allowance and the change in the net deferred tax liability remaining after application of the valuation allowance (“naked credit” or “hanging credit”). As of December 31, 2025, TMTG had US Federal and state net operating loss carryforwards (“NOLs”) with a tax benefit of $60,124.0 (December 31, 2024: $31,456.6). NOLs are available for use indefinitely.

NOTE 10 – RELATED PARTY TRANSACTIONS

Administrative Services Arrangement

An affiliate of the Digital World sponsor ARC agreed, commencing from the date when Digital World’s Registration Statement was declared effective through the earlier of Digital World’s consummation of the Initial Business Combination and its liquidation, to make available to the Digital World certain general and administrative services, including office space, utilities and administrative services, as Digital World required from time to time. Digital World agreed to pay the affiliate of the Sponsor $15.0 per month for these services. The agreement with the Sponsor was terminated on April 5, 2023, $221.0 was unpaid as of December 31, 2025.

Advances

During 2022, and the year ended December 31, 2023, the Digital World Sponsor paid, on behalf of Digital World, $470.8 to a vendor for costs incurred by Digital World and $41.0 directly to Digital World. As of December 31, 2025, our obligation to the Sponsor for such payments was outstanding in the amount of $41.0.

Consulting Services Agreements

Effective June 13, 2022, Private TMTG entered into a Consulting Services Agreement with Trishul, LLC (“Trishul”). Pursuant to such agreement and subsequent performance by the parties thereto, Trishul provided consulting services to Private TMTG until the consulting relationship was terminated by Private TMTG effective March 25, 2024, upon the Closing of the Initial Business Combination. During the year ended December 31, 2024 and 2023, TMTG paid $38.3 and $131.7, respectively, to Trishul. As of December 31, 2024, TMTG had no outstanding payable to Trishul. Trishul is owned by Kashyap “Kash” Patel, a director of TMTG since March 25, 2024, and previously a director of Private TMTG from March 11, 2022, until March 26, 2024.

In August 2021, Private TMTG entered into a Consulting Services Agreement with Hudson Digital, LLC (“Hudson Digital”). Pursuant to the agreement, which as amended expired December 31, 2024, Hudson Digital provided consulting services to TMTG. Hudson Digital also received a TMTG Executive Promissory Note in the principal amount of $4,000.0, which converted into common shares immediately before the Closing (along with all other Private TMTG Convertible Notes), and a $600.0 retention bonus following the Closing. During the year ended December 31, 2024 and 2023, we paid $840.0 and $240.0, respectively, to Hudson Digital. As of December 31, 2024, TMTG had no outstanding payable balance to Hudson Digital. Hudson Digital is owned by Daniel Scavino, who served as a director of Private TMTG from February 16, 2023, until March 25, 2024. Mr. Scavino has not served as an officer or director of TMTG.

Placement Agent Fee

We paid a placement agent fee to Yorkville Securities, LLC (“Yorkville Securities”), an entity under common ownership with our consolidated VIE, Yorkville America, in the amount of $71,899.4 for acting as the Placement Agent to our Equity PIPE Subscription Agreement and Convertible Senior Secured Notes Subscription Agreement which closed on May 29, 2025.  Of the consideration paid, $41,328.4 was netted against proceeds due from Yorkville Securities for the purchase of shares of our common stock and $30,571.0 was paid in cash.  As of December 31, 2025, we did not have any amount payable due to Yorkville Securities.

In connection with the Equity PIPE Subscription Agreement, Yorkville Advisors Global LP, an affiliate of Yorkville America, purchased shares of our common stock for aggregate proceeds equal to $208,671.6.

M&A Advisory Fee

We entered into an Agreement with Yorkville Securities to serve as M&A Advisor in connection with the pending merger with TAE Technologies, Inc. in December 2025. In exchange for the M&A advisory services provided by Yorkville Securities we agreed to pay Yorkville Securities a fee equal to 6,000,000 shares of our common stock in the event (a) a Transaction is consummated prior to the termination of the Engagement Period or within twelve (12) months following the termination of the Engagement Period or (b) the Company, prior to the termination of the Engagement Period or within twelve (12) months following the termination of the Engagement Period, enters into an agreement with respect to a potential Transaction and such Transaction is subsequently consummated. As of December 31, 2025, an event which requiring payment of the fee has not been triggered.

Yorkville America Transaction

Yorkville America serves as the Registered Investment Advisor for investment vehicles and financial products that utilize our Truth.Fi and certain Truth Social intellectual property, where we are the primary beneficiary. We paid certain compensation, professional fees, and expense reimbursement totaling $229.1 for the year ended December 31, 2025, to affiliates of Yorkville America related to the management of our VIE.

NOTE 11 – LONG-TERM DEBT

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

Within 45 days of closing, we were required to have a Loan-to-Collateral Ratio of less than or equal to 1.0 to 1.0, with the Loan-to-Collateral Ratio calculated as the aggregate outstanding principal balance of all Notes divided by the sum of (i) the aggregate market value of bitcoin collateral multiplied by 0.5263157895, plus (ii) the aggregate value of all of cash and cash equivalents collateral. Required collateral of $1,000,000.0 was delivered to the Collateral Agent within 45 days of closing. We have utilized this cash delivered to the Collateral Agent to purchase bitcoin and bitcoin related assets to serve as collateral in order to meet our Loan-to-Collateral Ratio.  As of December 31, 2025, we have $30,378.9 of restricted cash, $348,880.8 of equity securities, and $373,453.7 of bitcoin serving as collateral.

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

During 2025, we repurchased $16,495.5 of notional amount of the Notes at a discount. Under the terms of the Indenture, repurchased notes remain outstanding obligations unless and until the time we deliver repurchased Notes to the Trustee for cancellation. Because the Indenture provides that cancellation occurs only upon delivery of the Notes to the Trustee, we are not legally released from our obligations upon repurchase. Accordingly, the repurchased Notes continue to exist as outstanding obligations under the Indenture. We retain the right under the indenture to reissue such Notes in the future, because the Notes were not cancelled.

The repurchased Notes are presented as a reduction to convertible notes on our balance sheet as of December 31, 2025. The difference between the repurchase price and the carrying amount of the repurchased Notes was recorded as an adjustment to the unamortized debt discount. This adjustment will be amortized as a component of interest expense over the remaining term of the Notes.

For the year ended December 31, 2025, we accreted $26,742.0 of interest expense on the Notes.  The effective interest rate of the Notes is 4.80% per annum. The estimated fair value of the Notes as of December 31, 2025 was $945,197.0, and is based on unobservable inputs in which there is little or no market data and therefore is classified as a Level 3 fair value measurement.

Term Loan

We assumed a loan from our business combination with WorldConnect Technologies, LLC.  As of December 31, 2025 and 2024, the term loan had a carrying amount of $5,223.1 and $9,616.7, respectively, with $4,780.5 and $4,780.5 of the term loan due within 12 months of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, we accreted interest expense of $386.9 and $303.5, related to the term loan.

The term loan carries an effective interest rate of 7.72% per annum.

Future minimum payments of the long-term debt as of December 31, 2025 are as follows:

Year Ending December 31:
2026	$988,504.5
2027	500.0
Total future minimum payments	989,004.5
Less: unamortized original issue discount and debt issuance costs	(41,887.5)
947,117.0
Less: current	(946,674.4)
$442.6

NOTE 12 – LOSS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of stock outstanding during the period.   We computed diluted earnings per share of common stock based on the weighted average number of shares of stock outstanding plus potentially dilutive shares of stock outstanding during the period.  Potentially dilutive shares of stock from employee incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs, convertible notes and warrants.  There were no dilutive potential common shares for the years ended December 31, 2025, 2024, and 2023 because we reported a net loss and the potential dilutive shares would be anti-dilutive.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Convertible notes	28,324,940	-	-
Warrants	11,019,418	11,045,545	-
RSUs	3,164,030	1,821,015	-
Total common stock equivalents excluded from dilutive income/loss per share	42,508,388	12,866,560	-

NOTE 13 – STOCKHOLDERS’ EQUITY

Certificate of Incorporation

Our restated certificate of incorporation authorized the issuance of up to 1,000,000,000 shares of our capital stock, each with a par value of $0.0001 per share, consisting of (a) 999,000,000 shares of common stock and (b) 1,000,000 shares of preferred stock.

PIPE

On May 29, 2025, we executed subscription agreements (the “Equity PIPE Subscription Agreements”) with accredited investors (the “Equity PIPE Subscribers”) pursuant to which we sold an aggregate of 55,857,181 shares of our common stock, par value $0.0001 per share, for gross proceeds of $1,395,318.3 in a private placement (the “PIPE Financing”).  The PIPE Financing was issued in a private placement exempt from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds from the PIPE Financing are being used to purchase bitcoin, bitcoin related securities, and for working capital and general corporate purposes.

We paid a placement agent fee and offering costs, in the amount of $75,727.6 for our Equity PIPE Subscription Agreement and Convertible Senior Secured Notes Subscription Agreement. Of the consideration paid, $41,328.4 was netted against proceeds due to us from the purchase of shares of our common stock and $34,399.2 was paid in cash.

Share Repurchase Program

On June 23, 2025, our Board authorized the repurchase of up to $400,000.0 of our common stock (the “Share Repurchase Program”). We may repurchase share or warrants from time to time on the open market, including in block trades, in accordance with applicable federal securities rules and regulations. The Share Repurchase Program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice.  The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions, and legal requirements, and will be funded by available cash and cash equivalents. As of December 31, 2025, we had repurchased 3,855,208 shares at an average price of $11.76 per share and total cost of $45,344.8, in accordance with the program.

Cronos Purchase Agreement

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

The following table summarizes warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2024	18,366,228	$11.50	5.40
Granted	3,124,999	11.50	-
Exercised	(10,445,682)	11.50	-
Expired or cancelled	-	-	-
Outstanding at December 31, 2024	11,045,545	$11.50	4.31
Granted	-	-	-
Exercised	26,127	11.50	-
Expired or cancelled	-	-	-
Outstanding at December 31, 2025	11,019,418	$11.50	3.31
Exercisable at December 31, 2025	11,019,418	$11.50	3.31

NOTE 14 – STOCK BASED COMPENSATION

2024 Equity Incentive Plan

At our Annual Meeting of Stockholders on April 30, 2025, our stockholders approved our amended and restated 2024 Equity Incentive Plan (the “2024 Plan”) to automatically increase the  available share pool each January 1 commencing in 2026 through 2034 by an amount equal to 5% of the total number of shares of common stock outstanding as of the prior December 31, each year.  The name of the 2024 Plan has been updated to the Trump Media & Technology Group Corp. 2024 Equity Incentive Plan and the applicable governing law has been updated to the laws of the State of Florida. As of December 31, 2025, 7,943,951 shares were available for issuance under the 2024 Plan.

The following table summarizes stock award activity:

	Number of Shares of Common Stock	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2024	-	-	-
Granted: RSUs	2,428,018	33.94	-
Vested	(607,003)	33.94	-
Forfeited	-	-	-
Outstanding at December 31, 2024	1,821,015	33.94	-
Granted: RSUs	3,023,481	23.29	-
Vested	(1,537,560)	32.42	-
Forfeited	(142,906)	26.70	-
Outstanding at December 31, 2025	3,164,030	$24.83	$41,891.8

The aggregate fair value of awards that vested in 2025 was $32,682.5, which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in 2025 was $49,849.1. The number of RSUs vested includes shares of common stock that we withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

As of December 31, 2025, unrecognized compensation expense related to non-vested equity grants was $68,676.1 with an expected remaining weighted-average recognition period of approximately 1.84 years.

NOTE 15 – INVESTMENT INCOME/(LOSS)

Investment income/(loss) consists of the following:

Year-Ended
December 31, 2025
Realized loss on derivatives	$(4,158.6)
Realized gain on sale of equity securities	3.0
Unrealized loss on equity securities	(174,138.8)
Unrealized loss on derivatives	(4,661.6)
$(182,956.0)

NOTE 16 - COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, management does not expect the resolution of these legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.

We have entered into, indemnity agreements with our executive officers and certain members of our Board. These indemnity agreements broadly provide for us to advance expenses (including attorneys’ fees) incurred in connection with any legal proceeding, as well as indemnification for all expenses incurred, in connection with the investigation, defense, settlement or appeal of such a proceeding, in connection with matters related to their position. These indemnity agreements provide that the indemnitee shall repay all amounts advanced if it shall ultimately be determined that the indemnitee is not entitled to be indemnified.

Litigation with ARC, Patrick Orlando, UAV, Andrew Litinsky, and Wesley Moss in Florida

On February 26, 2024, representatives of ARC Global Investments II, LLC (“ARC”) claimed to Digital World that after a “more comprehensive” review, the conversion ratio for Digital World Class B common stock into Digital World Class A common stock upon the completion of the Initial Business Combination was approximately 1.8:1. ARC’s new claim also contradicted the previous assertion by Patrick Orlando, the managing member of ARC, that the conversion ratio was 1.68:1. Digital World’s board of directors viewed these claims as an attempt by Mr. Orlando to secure personal benefits, breaching his fiduciary duty to Digital World and its shareholders. Digital World and Private TMTG initiated a lawsuit against ARC in the Civil Division for the Twelfth Judicial Circuit Court in Sarasota County, Florida, on February 27, 2024 (Docket No. 2024-CA-001061-NC). The complaint sought a declaratory judgment affirming the appropriate conversion ratio as 1.34:1, as previously disclosed, damages for tortious interference with the contractual and business relationship between Private TMTG and Digital World, and damages for conspiracy with unnamed co-conspirators to interfere with the same. The complaint also sought damages for Mr. Orlando’s breach of fiduciary duty, which exposed Digital World to regulatory liability and resulted in an $18 million penalty, and for his continuous obstruction of Digital World’s merger with Private TMTG to extort various concessions that benefited only him and harmed Digital World and its shareholders. Furthermore, the complaint sought damages for the wrongful assertion of dominion over Digital World’s assets inconsistent with Digital World’s possessory rights over those assets. On March 8, 2024, Digital World voluntarily dismissed its declaratory judgment claim against ARC. On March 17, 2024, Digital World and Private TMTG filed an amended complaint, adding a claim for violation of Florida’s Deceptive and Unfair Trade Practices Act. Digital World further alleged breach of fiduciary duty of loyalty, breach of fiduciary duty of care, and conversion claims against Mr. Orlando. With respect to ARC, Digital World alleged aiding and abetting a breach of fiduciary duty. On April 3, 2024, Defendants ARC and Mr. Orlando filed a joint motion to dismiss the amended complaint or, in the alternative, to stay the proceeding pending the Delaware Action (C.A. No. 2024-0184-LWW). Defendants ARC and Mr. Orlando also filed that same day a motion to stay discovery in the action.

On May 29, 2024, Digital World moved to compel discovery from ARC and Mr. Orlando. On July 15, 2024, following a July 10 hearing, the Court entered an order denying the motion to stay discovery and motion to compel. On July 29, 2024, the Court entered an order denying the motion to dismiss or, in the alternative, to stay the proceeding for improper venue. Defendants ARC and Mr. Orlando appealed that order (C.A. No. 2D2024-1780), which the Second District denied on April 30, 2025. On August 2, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the trial court. On July 31, 2024, Digital World and Private TMTG filed a motion for leave to file a second amended complaint, which proposed to add allegations against ARC and Mr. Orlando related to pre-targeting and other misconduct as set forth in the SEC Complaint against Mr. Orlando, and naming UAV, Andrew Litinsky, and Wesley Moss as additional defendants. On August 15, 2024, Digital World and Private TMTG filed a motion for temporary injunction seeking to enjoin the threatened sale of Digital World stock by Defendant ARC and one of the new defendants proposed to be added through the motion for leave to file a second amended complaint. On August 28, 2024, Digital World and Private TMTG filed a renewed motion to compel, seeking prior productions to the SEC and DOJ and other documents from Defendants ARC and Mr. Orlando. On August 30, 2024, the trial court held a hearing to address several motions. During the hearing, the Court granted Digital World and Private TMTG’s motion for leave to amend and denied their motion for temporary injunction. The trial court also denied the motion to stay pending appeal filed by Defendants ARC and Mr. Orlando. On September 3, 2024, Digital World and Private TMTG filed the Second Amended Complaint. On September 4, 2024, Digital World and Private TMTG filed an expedited motion to compel, seeking production of ARC’s capitalization table, supporting documents, and an order requiring ARC to cooperate with Digital World and Private TMTG in advance of the expiration of the lock-up restriction. On September 5, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the Second District Court of Appeal, which the Second District denied on October 18, 2024 (C.A. No. 2D2024-1780). On September 12, 2024, the Court granted in part and denied in part the expedited motion to compel, ordering production of the capitalization table and supporting documents by September 13, 2024, at 12 p.m. On that same day, Defendants ARC and Mr. Orlando filed a notice of removal in the Middle District of Florida (C.A. No. 8:24-cv-02161). On September 13, 2024, Digital World and Private TMTG filed an emergency motion to remand to state court in the Middle District of Florida, which the Middle District granted on September 17, 2024. On September 18, 2024, Digital World and Private TMTG filed an emergency motion for temporary injunction and contempt against ARC and Mr. Orlando in the state court action. On that same day, the Court held a hearing during which it granted Digital World and Private TMTG’s motion for contempt, imposed a coercive sanction against ARC and Mr. Orlando of $5,000 per day until they complied with the Court’s September 12 discovery order, and denied their motion for temporary injunction. Defendants ARC and Mr. Orlando have filed an appeal of that order, which the Court denied on June 13, 2025 and issued a mandate regarding the denial on July 8, 2025 (C.A. No. 2D2024-2364).

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

On November 18, 2024, the Court granted in part the October motion for order to show cause, ordering, inter alia, the appointment of a third-party vendor to re-collect all devices and files from ARC and Mr. Orlando and run search terms and a sanction against ARC and Mr. Orlando of $5,000 per day from September 18 to November 8, 2024. Defendants ARC and Mr. Orlando filed a motion for leave to amend their petition to appeal the September 18 order to include an appeal of the November 18 order, which the Court denied on February 5, 2025 (C.A. No. 2D2024-2364).

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

On March 21, 2025, UAV, Mr. Moss, and Mr. Litinsky appealed Court’s February 19, 2025 order denying a stay (C.A. No. 2D2025-0735) in the Second District but later filed a voluntary motion to dismiss, which the Second District granted on September 10, 2025. On March 26, 2025, UAV, Mr. Moss, and Mr. Litinsky filed an unopposed motion to amend their March 24 petition, which the Second District granted on April 17, 2025.

On May 29, 2025, ARC and Mr. Orlando appealed the Second District’s April 30 order (SC2025-0757).

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

On July 25, 2025, Digital World and Private TMTG filed a motion for protective order on deposition discovery, which the Court granted in part on August 25, 2025.

On July 28, 2025, ARC filed its Second Amended Answer, Defenses, and Affirmative Defenses to Plaintiffs’ Second Amended Complaint and its Second Amended Counterclaims.

On August 7, 2025, Digital World and Private TMTG filed a motion to dismiss ARC’s Second Amended Counterclaims, which the Court granted as to counts 5 and 6 on September 24, 2025.

On August 14, 2025, UAV, Mr. Litinsky, and Mr. Moss filed an appeal in the Second District as to the July 15, 2025 motion to dismiss order (2D2025-2192), which the Second District dismissed on December 10, 2025 pursuant to the December 9, 2025 stipulation of voluntary dismissal. The Court filed another order confirming dismissal of the Second District action on February 5, 2026.

On August 20, 2025, ARC filed its Third Amended Answer, Defenses, and Affirmative Defenses to Plaintiffs’ Second Amended Complaint, and Mr. Orlando filed his Second Amended Answer, Defenses, and Affirmative Defenses to Plaintiffs’ Second Amended Complaint.

On September 5, 2025, President Trump filed a motion to quash a subpoena directed to him, which the Court granted on October 6.

On September 11, 2025, UAV, Mr. Litinsky, and Mr. Moss filed an Amended Answer. On September 16, 2025, Iowa and 19 other states filed an amici curiae brief in support of President Trump’s September 5 motion to quash.

On September 17, 2025, Digital World and Private TMTG filed a motion to sever and stay ARC’s Second Amended Counterclaims, which the Court reserved ruling on in a February 2, 2026 Order, indicating that the motion may be “relitigated on the eve of trial.”

On September 18, 2025, the United States filed a statement of interest in support of President Trump’s September 5 motion to quash. On September 19, 2025, the Court stayed President Trump’s deposition.

On September 26, 2025, ARC and Mr. Orlando filed a motion for partial summary judgment as to extortion claims filed by Digital World and Private TMTG, which the Court denied during the February 12 hearing.

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

On October 21, 2025, Digital World and Private TMTG filed an emergency petition for writ of mandamus in the Second District (2D2025-2814) requesting the court quash Judge Carroll’s order recusing himself. On that same date, Mr. Orlando and ARC filed a motion for leave to issue a subpoena to President Trump or, in the alternative, to stay the case, which the Court denied on February 17, 2026. On October 23, 2025, the Second District denied Digital World and Private TMTG’s request for expedited treatment of the October 21 petition (2D2025-2814).

On October 31, 2025, Judge Moreland held a hearing where she, inter alia, extended trial deadlines and ordered the parties to submit candidates for Special Magistrate.

On November 10, 2025, ARC and Mr. Orlando filed a motion for reconsideration of Judge Carroll’s September 24 order granting the motion to dismiss ARC’s Second Amended Counterclaims.

On November 14, 2025, Mr. Orlando filed a motion seeking leave to file a Third Amended Answer, Defenses, and Affirmative Defenses to the Second Amended Complaint, which the Court granted during the February 3 hearing.

On November 26, 2025, the Second District denied the October 21 petition (2D2025-2814).

On December 4, 2025, Digital World, Private TMTG, UAV, Mr. Litinsky, and Mr. Moss notified the Court that they reached a settlement resolving all claims asserted between them and, on December 9, stipulated to dismissal of those claims.

On December 9, 2025, the Court held a hearing that resulted in an order denying in part and granting in part the November 10 motion to reconsider the order granting the motion to dismiss.

On January 29, 2026, Mr. Orlando filed a motion for partial summary judgment as to the claims seeking recovery of legal fees advanced to Mr. Orlando.

On February 11, 2026, ARC and Mr. Orlando filed a motion for extension of time, seeking a 30-day extension of time of (1) the expert report deadlines, (2) the fact discovery deadline, and (3) the summary judgment deadline, which the Court granted during the February 19 hearing.

On February 13, 2026, Plaintiffs’ filed a Reply to Mr. Orlando’s Third Amended Answer, Affirmative Defenses, and Additional Defenses.

On February 18, 2026, ARC moved to stay these proceedings pending a resolution of its demand for arbitration submitted to the American Arbitration Association (Case No. 01-25-0009-1364).

A jury trial expected to last approximately three to five weeks, has been scheduled to begin in July 2026.

Litigation with ARC in Delaware

On February 29, 2024, ARC filed a lawsuit in the Court of Chancery of the State of Delaware (C.A. No. 2024-0186-LWW) against Digital World and its directors, alleging an impending violation of the Digital World Charter. ARC alleged that Digital World failed to commit to issue conversion shares to ARC that ARC claims it is owed upon the consummation of the Initial Business Combination pursuant to the Charter. ARC claimed a conversion ratio of 1.81:1 and sought specific performance and damages for the alleged breach of the Charter, a declaratory judgment that the certain derivative securities of Digital World should be included in the calculation of the conversion ratio, a finding that the directors of Digital World breached their fiduciary duties, and a preliminary injunction to enjoin the Initial Business Combination until Digital World “corrected” the conversion ratio. TMTG defended Digital World’s calculation of the conversion ratio and related rights. In addition to its complaint, ARC also filed a motion with the Court of Chancery requesting that the case schedule be expedited to enable the Court of Chancery to conduct an injunction hearing prior to the March 22, 2024, shareholder vote. On March 5, 2024, the Court of Chancery denied ARC’s motion, stating that it would not conduct a merits or injunction hearing before March 22, 2024. Consequently, the Court of Chancery also denied ARC’s request to postpone the Initial Business Combination vote until after a merits hearing. The Court of Chancery ruled that Digital World’s proposal to deposit disputed shares into an escrow account at the close of the Initial Business Combination was adequate to prevent potential irreparable harm related to ARC’s share conversion. The Court of Chancery also found that Digital World’s public disclosures about ARC’s claims and possible conversion scenarios at the close of the Initial Business Combination further mitigated the risk of irreparable harm due to insufficient disclosure for the March 22, 2024 vote. As a result, on March 21, 2024, Digital World entered into two escrow agreements with Odyssey, as follows: (i) an escrow agreement for the benefit of ARC (the “ARC Escrow Agreement”), pursuant to which DWAC deposited into escrow 3,579,480 shares of TMTG shares of common stock (“Common Stock”), and (ii) an escrow agreement for the benefit of the Non-ARC Class B Shareholders (the “Non-ARC Class B Shareholders Escrow Agreement,” and together with the ARC Escrow Agreement, the “Disputed Shares Escrow Agreements”), pursuant to which TMTG deposited into escrow 1,087,553 shares of TMTG Common Stock, which amounts represent the difference between the actual conversion ratio, determined by Digital World’s board of directors upon closing of the Initial Business Combination (which was determined to be 1.348:1), and a conversion ratio of 2.00:1. On September 16, 2024, the Court of Chancery issued its order in this matter setting the conversion ratio at 1.4911:1. The Court of Chancery ruled against ARC on a substantial majority of its claims, reducing ARC’s proposed calculation of the conversion ratio of 1.81:1 by approximately 70% and holding that the former board members of Digital World did not breach any fiduciary duties in setting the conversion ratio calculation or in their public disclosures of the same. As a result of the Court of Chancery’s order, a portion of the disputed shares of Common Stock held in escrow were released to ARC. The release of Common Stock is subject to the terms and conditions of the ARC Escrow Agreement with the Escrow Agent and TMTG. Accordingly, 785,825 shares of TMTG Common Stock, which represents the Court’s calculation for the difference between a ratio of 1.348:1 and 1.4911:1, were released from escrow (the “Court Ratio”). Both parties still retain the option to file an appeal within 30 days after the Court of Chancery’s final order. In connection with the Court of Chancery’s final order, 238,692 Common Shares deposited in the Non-ARC Class B Shareholders Escrow Agreement, representing the Court Ratio, were released to the applicable holders, subject to the terms and conditions of the Non-ARC Class B Shareholders Escrow Agreement and the Securities Act of 1933, as amended. On October 23, 2024, ARC filed a motion for a $1,000,000 fee award. On July 14, 2025, the Court adjusted the fee award downward, awarding ARC $75,000—less than 10% of the amount initially sought. On August 25, 2025, the Court entered a final order and judgment. On September 10, 2025, ARC filed an appeal to the Delaware Supreme Court (No. 375, 2025). On September 23, 2025, Digital World filed a cross-appeal. On February 11, 2026, the Delaware Supreme Court heard oral argument as to both the appeal and cross appeal.

Litigation with Orlando in Delaware

On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Court of Chancery seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”) (C.A. No. 2024-0264-CDW). Mr. Orlando’s allegations relate to certain provisions in the Digital World Charter, Digital World’s bylaws, and an indemnity agreement allegedly entered into between Mr. Orlando and Digital World. Mr. Orlando alleges that those certain provisions require Digital World to pay the legal fees Mr. Orlando incurred and will incur in connection with legal proceedings in which he is involved by reason of the fact that he is or was a director or officer of Digital World. Mr. Orlando seeks a court order that (i) declares that he is entitled to legal fees for certain proceedings described in the complaint, (ii) requires Digital World to pay for legal fees incurred and future legal fees to be incurred for those proceedings, (iii) requires Digital World to pay the fees incurred to bring the Advancement Lawsuit, and (iv) requires Digital World to pay pre- and post-judgment interest on the amounts owed to Mr. Orlando. On April 3, 2024, the Court of Chancery entered a Stipulation and Advancement Order (“Stipulation”) stating that Mr. Orlando is entitled to advancement of attorneys’ fees and costs incurred with legal proceedings described in the Stipulation, subject to Digital World’s right to challenge the reasonableness of those attorneys’ fees and costs. The Stipulation further states that Mr. Orlando is entitled to fees incurred in connection with enforcement of advancement rights and sets forth procedures that will govern future requests for advancement of attorneys’ fees and costs. As of February 23, 2026, TMTG had paid or agreed to pay approximately $22 million to Mr. Orlando’s attorneys pursuant to such Stipulation and TMTG’s other advancement obligations to Mr. Orlando. On April 23, 2024, Mr. Orlando filed a motion for leave to supplement the Advancement Lawsuit to add a claim for advancement of legal fees and expenses Mr. Orlando had incurred and would incur in connection with his defense of an action for declaratory judgment brought by members of ARC regarding Mr. Orlando’s removal as the managing member of ARC (the “ARC Removal Action”). Mr. Orlando also sought reimbursement for the legal fees and expenses incurred in connection with his supplement to the Advancement Lawsuit, and he sought pre-judgment and post-judgment interest on the amounts he claimed were owed to him. On August 1, 2024, plaintiffs in the ARC Removal Action dismissed their complaint without prejudice. On August 8, 2024, Mr. Orlando dismissed his supplemental claims in the Advancement Lawsuit without prejudice.

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

On November 5, 2025, the Court reassigned the action to Vice Chancellor Fioravanti for the limited purpose of resolving the November 4 exception. On November 24, 2025 Digital World filed its opening brief in support of the November 4 exception. On December 15, 2025, Mr. Orlando filed a motion to strike that opening brief, which the Vice Chancellor denied on January 30, 2026.

On December 7, 2025, Mr. Orlando filed a motion for contempt and sanctions, which the Magistrate granted in a bench ruling on January 5, 2026.

On December 31, 2025, Mr. Orlando filed another motion seeking advancement of certain disputed fees, which is fully briefed.

On January 8, 2026, Digital World filed an exception to the January 5 contempt order. On January 20, 2026, the Court ordered the Magistrate to conduct a procedural review of the January 9 exception.

On January 21, 2026, the Magistrate recommended that Vice Chancellor Fioravanti hear the November 4 exception and January 9 exception together.

Litigation with Orlando and Benessere in Miami, Florida

On April 2, 2024, Patrick Orlando and Benessere Investment Group, LLC (“Benessere”) filed suit against TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County Florida (Docket No. 2024-005894-CA-01). Mr. Orlando and Benessere sought a declaratory judgment that TMTG is restricted from disclosing material exchanged with Mr. Orlando and Benessere pursuant to a joint defense agreement previously entered into by the parties in addition to a request for damages for any breach of the joint defense agreement. On July 1, 2025, the parties filed a joint stipulation, agreeing to dismiss the case with prejudice pursuant to a confidential settlement agreement. On September 3, 2025, the Court dismissed the case. On December 2, 2025, Mr. Orlando and Benessere filed a motion to enforce the settlement agreement.

Arbitration with ARC in New York

On December 1, 2025, ARC submitted to the American Arbitration Association (“AAA”) a demand for arbitration with TMTG regarding access to privileged communications with a law firm that represented DWAC (Case Number: 01-25-0009-1364). On January 12, 2026, the AAA appointed Marilyn Salzman as the arbitrator to conduct a hearing in New York County, New York.

Litigation with ARC in the Third Circuit

On November 26, 2025, Odyssey filed a notice in the Third Circuit Court of Appeals (C.A. No. 25-cv-03324) seeking review of the District of Delaware’s October 23 Order dismissing the District Court action (C.A. No. 24-cv-00729).

NOTE 17 – SEGMENT INFORMATION

In the second quarter of 2025, our internal reporting and segments changed.  We added the Truth.Fi operating segment to our social media and streaming segment. We report our operating results through two reportable segments: Media and Truth.Fi:

•
Media, previously social media & streaming, includes products and services such as advertisement through our Truth Social platform, including Truth Predict. Truth+ began paid streaming subscriptions of our Patriot Package in July 2025.

•
Truth.Fi, will provide separately managed accounts (“SMAs”); customized exchange-traded funds and/or exchange-traded products (collectively, “ETFs”) invested in America First principles, and bitcoin and similar cryptocurrencies or crypto-related securities.

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

Our Chief Operating Decision Maker (CODM), as of December 31, 2025, is our Chief Executive Officer. Our CODM evaluates the performance of and allocates resources to our segment’s based on each segment’s earnings before interest, taxes, depreciation and amortization (Segment EBITDA).  Segment EBITDA is defined as segment revenue less operating costs and expenses, excluding depreciation and amortization, interest income or expense (net), provision or benefit for income taxes, change in fair value of derivative liabilities, loss on extinguishment of debt and stock-based compensation expense.  We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segment performance on a consistent basis.

Our CODM uses cash, cash equivalents, restricted cash, short-term investments, and equity securities as part of the evaluation of performance and allocation of resources within our corporate & other category.  Total assets are not used to evaluate the performance of our segments. For the years ended December 31, 2024 and 2023, all revenues were earned from our Media segment from advertising.  For the year ended December 31, 2025, our Media segment earned revenue of $3,425.3 and $257.3 from advertising and subscriptions, respectively.

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

The following table presents our segment information for the periods indicated:

(in thousands)	Year Ended December 31,
	2025	2024	2023
Media
Revenue	$3,682.6	$3,618.8	$4,131.1
Other segment items(1)	(25,720.1)	(25,964.4)	(11,161.3)
Segment EBITDA	(22,037.5)	(22,345.6)	(7,030.2)

Truth.Fi
Revenue	-	-	-
Other segment items(2)	(2,842.2)	-	-
Segment EBITDA	(2,842.2)	-	-

Total revenue	3,682.6	3,618.8	4,131.1
Total other segment items	(28,562.3)	(25,964.4)	(11,161.3)
Total Segment EBITDA	(24,879.7)	(22,345.6)	(7,030.2)

Net loss	$(712,340.2)	$(400,864.8)	$(58,189.2)
Interest (income)/expense, net	(19,212.9)	(11,632.5)	39,429.1
Depreciation & amortization	7,421.3	2,933.9	59.6
Stock-based compensation	59,191.1	107,387.1	-
Income taxes	560.1	-	1.1
Change in fair value of derivative liabilities	-	225,916.0	2,791.6
Loss on extinguishment of debt	-	542.3	-
	$(664,380.6)	$(75,718.0)	$(15,907.8)
Corporate & other	639,500.9	53,372.4	8,877.6
Segment EBITDA	(24,879.7)	(22,345.6)	(7,030.2)

The following table provides information related to our cash, cash equivalents, restricted cash, short-term investments, and equity securities:

	December 31, 2025			December 31, 2024
	Media	Truth.Fi	Corporate & Other	Media	Truth.Fi	Corporate & other
Cash, cash equivalents, and restricted cash	$4,106.3	$1,791.3	$159,990.5	$10,152.1	$-	$160,084.0
Short-term investments	-	-	305,053.3	-	-	606,547.3
Equity securities	-	-	722,069.1	-	-	-
	$4,106.3	$1,791.3	$1,187,112.9	$10,152.1	$-	$766,631.3

(1)
Other segment items in Media are primarily composed of cost of sales, personnel costs-excluding stock-based compensation, data center and system infrastructure costs excluding depreciation, and sales and marketing.

(2)	Other segment items in Truth.Fi are primarily composed of professional fees, licensing fee, personnel costs, and marketing cost associated with the launch of ETFs and SMAs.

NOTE 18 – SUBSEQUENT EVENTS

On January 20, 2026, we announced the record date for our digital token initiative (initially announced on December 31, 2025), would be February 2, 2026. Ultimate beneficial owners and direct registered holders of at least one whole share of DJT common stock as of the record date will be eligible to receive tokens and associated incentives. We will partner with Crypto.com to mint the digital tokens, display them on the blockchain, and custody the digital assets pending distribution. We anticipate various rewards being made available to record-date stockholders periodically throughout 2026. Such rewards may include benefits or discounts tied to our products such as Truth Social, Truth+ and Truth Predict.

On January 28, 2026, our consolidated VIE, announced it had entered into an agreement to reorganize the God Bless America ETF (Ticker: YALL) into the Truth Social Funds. If approved by shareholders of the God Bless America ETF, the asset purchase agreement is expected to close in the second quarter of 2026.

On February 19, 2026, our consolidated VIE, announced it had entered into an agreement to reorganize the Point Bridge America First ETF (Ticker: MAGA) into the Truth Social Funds. If approved by shareholders of the Point Bridge America First ETF, the asset purchase agreement is expected to close in the second quarter of 2026.

On February 27, 2026, we were authorized by the Board of Directors to explore the future structure of the Company as we proceed with the pending merger with TAE Technologies, Inc. (“TAE”).  Management is in ongoing discussions with TAE and Texas Ventures Acquisition III Corp. (Nasdaq: TVA) (“Texas Ventures III”), a related-entity, regarding potential alternatives for the assets and liabilities of TMTG of businesses including Truth Social into a new publicly-traded company (“SpinCo”) following the closing of the previously announced pending merger transaction between TMTG and TAE. In this considered option, shares of SpinCo would be distributed to shareholders of record of TMTG prior to the closing of the merger with TAE, and thereafter SpinCo would merge with Texas Ventures III. The TAE businesses, along with certain of TMTG’s businesses and assets, would remain with the current public company (TMTG) following the completion of the spin-off. The previously announced merger will combine the strength of TMTG’s existing balance sheet with TAE’s leading technologies. The potential transaction under consideration by management and subject to final approval by the Board is intended to create shareholder value through the creation of pure play companies, each with distinct strategies. Certain affiliates of Yorkville America are executive officers of Texas Ventures III, as well as certain executives of TMTG were formerly executive officers of TVA. Due to the preliminary nature of the ongoing evaluation of a plan, no further disclosures are deemed necessary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trump Media & Technology Group Corp.

Date: February 27, 2026		/s/ Phillip Juhan
	Name:	Phillip Juhan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Devin Nunes	Chief Executive Officer, President and Chairman (Principal Executive Officer)	February 27, 2026
Devin Nunes

/s/ Phillip Juhan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
Phillip Juhan

/s/ Eric Swider	Director	February 27, 2026
Eric Swider

/s/ Donald J. Trump, Jr.	Director	February 27, 2026
Donald J. Trump, Jr.

/s/ Robert Lighthizer	Director	February 27, 2026
Robert Lighthizer

/s/ W. Kyle Green	Director	February 27, 2026
W. Kyle Green

/s/ David Bernhardt	Director	February 27, 2026
David Bernhardt

/s/ George Holding	Director	February 27, 2026
George Holding