Form 10-K/A
period 2025-12-31
Trump Media & Technology Group Corp.
filed 2026-04-30
CIK 1849635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of April 28, 2026, there were 276,953,828 shares of the registrant’s common stock, par value $0.0001 per share (the “common stock”), issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original 10-K Filing”) of Trump Media & Technology Group Corp. (referred to as the “Company,” “TMTG,” “we,” “our” or “us”), filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026.  The Original 10-K Filing omitted certain information required by Part III of Form 10-K (“Part III”) in reliance on General Instruction G(3) to Form 10-K (the “Instruction”), under which the information required by Part III (Items 10, 11, 12, 13 and 14) could be incorporated by reference into the Original 10-K Filing from our definitive proxy statement for our 2026 annual meeting of shareholders (the “Proxy Statement”) if the Proxy Statement were filed with the SEC not later than 120 days after the end of the fiscal year covered by the Original 10-K Filing.  Because the Proxy Statement will not be filed within 120 days after the end of such fiscal year, this Amendment is being filed as permitted by the Instruction to provide the information required by Part III. This Amendment also amends the cover page of the Original 10-K Filing to remove the reference to the incorporation by reference of information from the Proxy Statement and amends and restates Item 15 of Part IV of the Original 10-K Filing to reflect the filing with this Amendment of new certifications by our principal executive officer and principal financial officer.

Except as described above, this Amendment does not amend or otherwise update any information in the Original 10-K Filing, and the Original 10-K Filing, as amended by this Form 10-K/A, continues to speak as of the date of the Original 10-K Filing.  Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

PART III - OTHER INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

Our Board of Directors

As of the date of this Report, our board of directors was comprised as follows:

Boris Epshteyn, 43, was appointed as Chairman of the Board, effective April 30, 2026. Mr. Epshteyn is Senior Counsel and Senior Advisor to President Donald J. Trump. Mr. Epshteyn is the founder and president of Georgetown Advisory, which, since being founded over a decade ago, has continued to focus on legal, political, communications, crisis management, public affairs, and other varied strategic consulting services. Since 2023, Mr. Epshteyn has served as a Managing Director of Kenmar Securities, LLC, after having served as Managing Director of two other securities firms, including TGP Securities, Inc., starting in 2009. Mr. Epshteyn was a Strategic Advisor on President Trump’s 2020 Campaign. He was also a co-chair of the Jewish Voices for Trump Advisory Board, and the campaign’s point person on outreach to the Jewish community. During President Trump’s first term in the White House, Mr. Epshteyn served as Special Assistant to President Trump and Assistant Communications Director. He coordinated and managed media appearances and interviews of, and provided briefings to, top administration officials, including the President of the United States. Previously, Mr. Epshteyn served as the Director of Communications for the 58th Presidential Inaugural Committee, where he directed communications strategy and implementation for the inauguration of President Donald J. Trump on January 20th, 2017. As a Senior Advisor to the Trump - Pence 2016 Presidential Campaign, Mr. Epshteyn concentrated on communications strategy. Mr. Epshteyn also previously served as the Chief Political Commentator for Sinclair Broadcast Group, one of the largest and most diversified television broadcasting companies in the country. He is an attorney with almost two decades of expertise in litigation, restructuring, finance, and securities. Mr. Epshteyn graduated, cum laude, with a BSFS degree from Georgetown University’s School of Foreign Service and holds a Juris Doctorate degree from Georgetown University Law Center.

David Bernhardt, 56, is the Founder and Chairman of The Bernhardt Group, a strategic advisory and government affairs firm. He is also the only person ever to be confirmed by the U.S. Senate to serve as secretary, deputy secretary and solicitor of the U.S. Department of the Interior, a U.S. Cabinet department with an asset portfolio that exceeds $300 billion, an annual budget above $16 billion and approximately 65,000 employees. Mr. Bernhardt has over a decade of experience serving at the highest level in this complex department, serving from 2001 to 2009 and again from 2017 to 2021. Before serving as secretary from 2019 to 2021, as deputy secretary from 2017 to 2019, he led many significant initiatives ranging from: modernizing business processes; creating and implementing policies and practices to address a systemic culture of harassment in the workplace; dramatically improving the ethics program; and developing one of the most diverse leadership teams in the department’s history. In 2021, Mr. Bernhardt founded 53 Solutions LLC, a consultancy. He is also the founding partner of Bernhardt Law PLLC, and has developed a number of small business enterprises. Mr. Bernhardt previously worked at the law firm Brownstein Hyatt Farber Schreck, LLP from 2025 to 2026, 2021 to 2024, 2009 to 2017, and 1998 to 2001. In addition, he has dedicated a sizable portion of his time to furthering sound public policy through efforts such as serving as the chairman of the Center for American Freedom with the America First Policy Institute. Mr. Bernhardt is a graduate of the University of Northern Colorado and the George Washington University Law School, with honors. He is also the author of a memoir titled “YOU REPORT TO ME, Accountability For the Failing Administrative State.”

W. Kyle Green, 53, is an attorney with over 20 years of experience in civil litigation and criminal prosecutions. Since 2007, Mr. Green has been Lead Counsel at the Law Office of W. Kyle Green L.L.C., where he represents both plaintiffs and defendants in various matters including civil and criminal litigation and commercial transactions. Previously, Mr. Green served as Assistant District Attorney for the Louisiana Third Judicial District Court between 2015 and 2018 where he was responsible for major felony prosecutions. From 2007 to 2015, Mr. Green served as the City Prosecutor for the city of Ruston, Louisiana where he successfully prosecuted more than 20,000 criminal defendants. In 2006, the Governor of Louisiana appointed Mr. Green to the state’s Judiciary Commission where he oversaw alleged misconduct involving members of the judiciary until 2007. Mr. Green’s experience also includes time as the in-house counsel and later Vice President of Hogan Hardwood and Moulding, a lumber wholesale company, from 2003 to 2007, and as an attorney at the Law Firm of Coyle and Green, L.L.C. engaged in a civil and criminal legal practice from 1998 to 2003. Mr. Green received a Bachelor of Science degree in Management, magna cum laude, from Louisiana Tech University, and a Juris Doctor degree from Louisiana State University.

Donald J. Trump, Jr., 48, has been an Executive Vice President at The Trump Organization since September 2001, where he helps oversee the company’s extensive real estate portfolio, media and other business interests around the globe. He is and has been an officer of hundreds of entities related to President Donald J. Trump and The Trump Organization. In August 2024, Mr. Trump became a director (and was announced by President Donald J. Trump as an honorary co-chair) of Trump Vance 2025 Transition, Inc., a 501(c)(4) nonprofit, the purpose of which was to organize and prepare for the assumption of duties of the President of the United States and facilitate the presidential transition after the 2024 election. Over the course of his career, Mr. Trump has played a critical role in many of the company’s most successful real estate development projects, including the Trump International Hotel & Tower in Chicago, Trump International Hotel in Washington D.C. and many others. Mr. Trump’s involvement in those projects was extensive, ranging from the initial deal evaluation stage, analysis and pre-development planning to construction, branding, marketing, operations, sales, and leasing. Mr. Trump has also spearheaded efforts to further expand the Trump brand globally and has overseen large segments of The Trump Organization’s commercial leasing business involving properties such as Trump Tower on Fifth Avenue and 40 Wall Street in downtown Manhattan. In addition to his real estate interests, Mr. Trump is an accomplished and sought-after speaker. He has spoken extensively throughout the United States and around the world and maintains an influential social media presence. He was also featured as an advisor on the highly acclaimed NBC shows “The Apprentice” and the “The Celebrity Apprentice.” Mr. Trump also serves as a member of the board of directors of PSQ Holdings, Inc. (NYSE: PSQH); a member of the board of directors of GrabAGun Digital Holdings, Inc. (NYSE: PEW); a member of the board of directors of Colombier Acquisition Corp. III (NYSE: CLBR); a partner of 1789 Capital; a member of the board of advisors of Dominari Holdings, Inc.; a member of the board of advisors of Polymarket; and a strategic advisor to Kalshi, Inc. Mr. Trump received his bachelor’s degree in Finance and Real Estate from the Wharton School of Finance at the University of Pennsylvania.

George Holding, 58, has worked since 2021 for Blackstone, Inc. as a Managing Director, and subsequently as a Senior Advisor. In this capacity, he advised on geopolitics, performed due diligence, and engaged with policymakers. Mr. Holding previously served as a Member of Congress from 2013 to 2021. Prior to his election, he served as a United States Attorney, First Assistant United States Attorney, counsel to a United States Senator, and clerk for a U.S. District Court judge, as well as a lawyer in private practice. He has handled a wide variety of issues relating to tax, trade, healthcare, foreign affairs, national security, and intellectual property. In the U.S. House of Representatives, Mr. Holding was Chairman of the British American Parliamentary Group, the U.K. Caucus, and the India Caucus. He served as a Member of the Ways and Means Committee, Judiciary Committee, Foreign Affairs Committee, Budget Committee, and Ethics Committee. He has participated in the World Economic Forum, the European Parliament Transatlantic Dialogue, and the NATO Parliamentary Assembly. Mr. Holding has degrees in classical studies and law from Wake Forest University.

Meredith O’Rourke, 54, is a nationally recognized fundraising strategist and civic leader with more than three decades of experience supporting public, philanthropic, and mission-driven organizations. She has served as the principal of Forward Strategies, Inc., since 2005. As the Senior Advisor and National Finance Director for President Donald J. Trump since 2022, Ms. O’Rourke developed, managed and led President Trump’s national fundraising team during the 2024 election.  Based in Tallahassee, Florida, Ms. O’Rourke has spearheaded fundraising initiatives for numerous gubernatorial, senate, congressional and statewide campaigns. Throughout her career, Ms. O’Rourke has guided major fundraising efforts for national committees, charitable foundations, helping organizations to expand stakeholder engagement. Ms. O’Rourke serves on the National Park Foundation Board and remains actively engaged in community service, philanthropy, and initiatives that strengthen civic participation. Ms. O’Rourke holds a degree in political science from Virginia Commonwealth University.

As previously disclosed, Robert Lighthizer, Eric Swider and Devin Nunes resigned from the Board in 2026.

EXECUTIVE OFFICERS

Our Executive Officers

As of the date of this Report, our executive officers were as follows:

Kevin J. McGurn, 53, was appointed to serve as interim Chief Executive Officer of the Company in April 2026.  Mr. McGurn has served as an advisor to the Company since December 2024, supporting the Company’s strategic initiatives across social media, streaming, and mergers and acquisitions. Mr. McGurn has also served as Chief Executive Officer and a director of Blue Water Acquisition Corp. III (NASDAQ: BLUW) since November 2025. Mr. McGurn has served as the Chief Executive Officer and as a member of SONO Group N.V. (NASDAQ: SSM) since September 2025. Mr. McGurn has also served as the Chief Executive Officer and as a member of the board of directors of New America Acquisition I Corp. (NYSE: NWAX) since August 2025. Mr. McGurn has also served as a member of the board of directors of D. Boral Acquisition I Corp. (NASDAQ: DBCA) since February 2026. Mr. McGurn served as the Chief Executive Officer and as a member of the board of directors of Yorkville Acquisition Corp. (NASDAQ: MCGA) from March 2025 to April 2026. He also served as Chief Executive Officer of Texas Ventures Acquisition III Corp (NASDAQ: TVA) from September 2025 to April 2026. Previously, Mr. McGurn also served as Vice President of Advertising Solutions at T-Mobile, where he led initiatives across digital and programmatic advertising platforms from 2023 to 2024. Prior to that, he was President at Vevo LLC, a global music video platform jointly owned by Universal Music Group and Sony Music Entertainment, where he was responsible for monetization, sales strategy, and global partnerships from 2017 to 2023. Earlier in his career, from 2007 to 2013, Mr. McGurn served as Senior Vice President of Advertising Sales at Hulu, where he helped to launch and scale the company’s ad-supported streaming business. He has also held an independent board role at Zype, Inc., a video infrastructure platform that was acquired by Backlight, a portfolio company of PSG. He is also a limited partner and strategic entrepreneurial advisor to Revel Partners, a venture capital firm focused on B2B SaaS and media innovation, and Alpine Meridian, a venture capital fund with investments across digital media and consumer technology. Mr. McGurn has cultivated extensive relationships across media, entertainment, technology, telecommunications, and music industries. Mr. McGurn graduated from Ohio Wesleyan University in 1998 with a BA in History and was a two-time NCAA all-America pick in the sport of lacrosse.

Phillip Juhan, 51, TMTG’s Chief Financial Officer since 2021, has over 20 years of progressive experience in finance leadership roles. From March 2020 until July 2021, Mr. Juhan served as the Chief Financial Officer of Town Sports International Holdings, Inc., a public company listed on Nasdaq (NASDAQ: CLUBQ) which owned and operated fitness clubs in the Northeast and mid-Atlantic regions of the United States, as well as in California, Florida, Puerto Rico, and Switzerland. During this time, Mr. Juhan led an organizational restructuring by optimizing the company’s portfolio of assets and recapitalizing the balance sheet, raising $100 million of fresh capital to position the company for a post-pandemic recovery. From August 2018 until his appointment as CFO in March 2020, Mr. Juhan was Vice President of Business Operations for Town Sports. Previously, Mr. Juhan worked in the Investment Banking Divisions of Prudential Financial from June 2002 to May 2006 and the Bank of Montreal from July 2007 to March 2014, where he led consumer focused research within the Financial Services (Real Estate, Gaming and Lodging) and Consumer (Broadline Retail and Restaurants) sectors. Mr. Juhan attended the U.S. Air Force Academy where he earned the Western Athletic Conference Scholar Athlete Award while playing football for the Falcons. In 1998, he graduated magna cum laude from The Georgia Institute of Technology, earning a Bachelor of Science in Management with a concentration in Finance.

Vladimir Novachki, 38, has served as TMTG’s Chief Technology Officer since July 2023. Mr. Novachki has more than a decade of experience engineering software and developing high-performance, scalable web applications that can handle a large volume of real-time users. Between March 2012 and January 2023, Mr. Novachki was an employee at Cosmic Development, a Canadian IT support services company and served as its Chief Technology Officer beginning in 2016. During that time, Cosmic Development developed many projects, including Little Things (a top Facebook publisher in 2017), Bookmark, America’s Funniest Home Videos and TMTG’s partner, Rumble. In 2010, while unaffiliated with any company, Mr. Novachki created one of the first Android mobile applications. Mr. Novachki holds a Bachelor’s Degree in Computer Science and an Engineering degree from the Faculty of Electrical Engineering and Information Technologies in Skopje. He also pursued a Master’s Degree in Software Engineering from the Faculty of Computer Science and Engineering in Skopje. Mr. Novachki brings impressive breadth, depth, and expertise in the technology sector to our management team.

Scott Glabe, 42, TMTG’s General Counsel since April 2022, is a seasoned attorney and counselor. He was most recently a Partner at an Am Law 100 firm from February 2021 until April 2022, where his practice focused on investigations and compliance. Mr. Glabe previously led a 200-person team as Acting Under Secretary for Policy at the U.S. Department of Homeland Security (“DHS”) from July 2020 until January 2021. He also held multiple other positions at DHS from May 2019 to January 2021. Before DHS, he represented the White House as an Associate Counsel to President Donald J. Trump from February 2019 until May 2019 and worked for the U.S. House of Representatives in progressively senior legal and policy roles from April 2015 until February 2019. Earlier in his career, Mr. Glabe practiced in the Washington office of an international law firm from October 2013 to April 2015, clerked for a federal appellate judge from October 2012 to September 2013, and served as an intelligence officer in the U.S. Navy Reserve from September 2008 until January 2020 (including time in the inactive reserve). Mr. Glabe was appointed to the President’s Intelligence Advisory Board in February 2025 and is also a member of the Board of Directors of Blue Water Acquisition Corp III (NASDAQ: BLUW). He is a graduate of Yale Law School and Dartmouth College.

CORPORATE GOVERNANCE
Overview

Our Board of Directors (the “Board”) believes that good corporate governance is fundamental to the overall success of our business. To that end, our Board evaluates our corporate governance practices in light of applicable changes in state law, the rules and listing standards of the Nasdaq Stock Market (“Nasdaq”), and the New York Stock Exchange Texas (“NYSE Texas”), the rules and regulations of the SEC, and the rules and regulations under the Internal Revenue Code of 1986, as amended (the “Code”), as well as best practices suggested by recognized governance authorities, and makes modifications to our corporate governance practices that it determines are warranted in order to enhance such practices.

To guide the operation and direction of the Board and its committees, our Board has established charters for its standing committees, our Corporate Governance Guidelines and our Code of Ethics and Business Conduct to reflect our commitment to good corporate governance and to comply with Florida law, the rules and listing standards of Nasdaq and the NYSE Texas, the rules and regulations of the SEC and other legal requirements. These materials are available on our website - https://tmtgcorp.com.

These materials are also available in print free of charge to stockholders, upon written request to the Company at 401 N. Cattlemen Rd., Suite 200, Sarasota, Florida 34232.

Procedures for Stockholders to Recommend Director Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Insider Trading Policy

The Company has an Insider Trading Policy which prohibits Covered Persons (as defined in the Insider Trading Policy) from buying or selling the Company’s securities while the Covered Person is aware of material nonpublic information about the Company. The Insider Trading Policy also prohibits trading in puts, calls, straddles, equity swaps or other derivative securities, including exchange funds, that are directly linked to our securities (sometimes referred to as “hedging”). The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards.

MEETINGS AND BOARD COMMITTEES

 The Board has the authority to appoint committees to perform certain management and administration functions. The composition and responsibilities of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of TMTG are described below. Members serve on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee until their resignation or until otherwise determined by the Board. The charters for the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of TMTG are available on our website at https://tmtgcorp.com. Information contained on or accessible through such website is not a part of this Amendment, and inclusion of the website address herein is an inactive textual reference only.

Audit Committee

The Audit Committee of the Board consists of W. Kyle Green, and David Bernhardt. Robert Lighthizer served on the Audit Committee until his resignation from the Board in March 2026, after which George Holding joined the Audit Committee. TMTG’s Board has determined that each proposed member is independent under the rules and listing standards of Nasdaq and NYSE Texas and Rule 10A-3(b)(1) under the Exchange Act. The chairperson of the Audit Committee is W. Kyle Green. W. Kyle Green also qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq.

The primary purpose of the Audit Committee is to discharge the responsibilities of the Board with respect to TMTG’s accounting, financial, and other reporting and internal control practices and to oversee TMTG’s independent registered accounting firm. Specific responsibilities of TMTG’s Audit Committee include:

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

•
obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes TMTG’s internal controls, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

The Compensation Committee of TMTG’s Board consists of W. Kyle Green and George Holding. Robert Lighthizer served as the chairperson of the Compensation Committee until his resignation from the Board in March 2026. TMTG’s Board has determined each proposed member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The primary purpose of the Compensation Committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to TMTG’s executive officers, directors and other senior management, as appropriate.

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

•	reviewing and approving the compensation of TMTG’s other executive officers;
•	reviewing and recommending to TMTG’s Board the compensation of TMTG’s directors;
•	reviewing TMTG’s executive compensation policies and plans;
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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board consists of W. Kyle Green and David Bernhardt. Robert Lighthizer served on the Nominating and Corporate Governance Committee until his resignation from the Board in March 2026. The chairperson of the Nominating and Corporate Governance Committee is David Bernhardt.

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

Code of Ethics and Business Conduct

TMTG has adopted a Code of Ethics and Business Conduct that applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The Code of Ethics and Business Conduct is available on TMTG’s website at https://tmtgcorp.com. TMTG intends to disclose any amendments to the Code of Ethics and Business Conduct, or any waivers of its requirements, on its website to the extent required by applicable rules and exchange requirements.

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

Board Leadership Structure and Risk Oversight

Our Board oversees an enterprise-wide approach to risk management, designed to support the achievement of our strategic and organizational objectives, to improve long-term organizational performance and to enhance stockholder value. A fundamental part of risk oversight is to understand the individual risks our Company faces, the steps management is taking to manage those risks, including the framework used by management for the coordinated oversight, control and continuous improvement of processes used to manage risk, and to assess management’s appetite for risk. It is management’s responsibility to manage risk and bring to the Board’s attention material risks facing our Company. Our Board receives regular reports from management on matters relating to strategic and operational initiatives, financial performance and legal developments, which are each integrated with enterprise-risk exposures. Our Board believes that stockholders are best served if the Board retains flexibility to decide what leadership structure works best for the Company, taking into consideration the Board’s business judgment and the contemporaneous facts and circumstances.

While the Board has the ultimate responsibility for risk oversight, each committee of the Board also oversees risk to the extent that it relates to the committee’s responsibilities, as outlined below. Each committee makes reports in its respective area of responsibility to the Board as needed:

•
The Audit Committee focuses on financial risk, including internal controls, legal and regulatory risks, as well as compliance risks of a financial nature. It also assists the Board in fulfilling its oversight responsibility with respect to compliance risks of a non-financial nature.

•
The Compensation Committee evaluates and sets compensation programs that encourage decision-making predicated upon a level of risk consistent with our business strategy. As needed, the Compensation Committee reviews compensation and benefit plans affecting employees in addition to those applicable to executive officers.

•
The Nominating and Corporate Governance Committee oversees governance risk, succession planning and evaluates director skills and qualifications to ensure the appropriate appointment of particular directors to our standing committees based upon the needs of that committee.

Communications with the Board

Stockholders and other interested parties who wish to communicate directly with any member of our Board, or our non-management directors as a group, may do so by writing to the Board or non-management directors at 401 N. Cattlemen Rd., Ste. 200, Sarasota, Florida 34232.

Indemnification of Directors and Officers

Florida law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Florida law also authorizes Florida corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by Florida law.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the compensation philosophy, objectives, process, and the material components of our executive compensation program. It should be read together with the tables that immediately follow this section and related narratives in executive compensation.

Named Executive Officers

Our named executive officers (“NEOs”) for fiscal year 2025 were:

•	Devin Nunes, Chief Executive Officer
•	Phillip Juhan, Chief Financial Officer
•	Vladimir Novachki, Chief Technology Officer
•	Scott Glabe, General Counsel

Executive Summary

The Compensation Committee believes our executive compensation program should: (i) attract and retain executives with the capability to execute our strategic priorities; (ii) align pay with shareholder interests through meaningful equity ownership and time‑based vesting; and (iii) position total compensation appropriately against a technology/media peer group approved by the Compensation Committee.

2025 Company Performance Highlight

During 2025, we achieved the following:

•	Improved net cash provided by operating activities to almost $15 million from negative $61 million in FY 2024, an improvement of more than $75 million.
•
Launched a Truth Social iPad app; introduced AI-powered Truth Search AI (beta); enhanced Groups, “for you” feed, and “discover” tab; and rolled out premium Patriot Package features including editing, scheduling, and a rewards system with Crypto.com wallet integration.

•	Expanded Truth+ streaming to Roku, Canada, and Mexico; launched global streaming; commenced Patriot Package public beta; and added content partnerships with Great American Media and GB News.
•	Established Truth.Fi as a new reportable segment, launched separately managed accounts, and launched five ETFs on the NYSE on December 30, 2025.
•	Implemented a bitcoin and digital asset treasury strategy.
•	Announced Truth Predict, a prediction markets initiative through an exclusive arrangement with Crypto.com Derivatives North America, a CFTC-registered exchange and clearinghouse.
•	Entered into a definitive agreement to establish Trump Media Group CRO Strategy, Inc., expected to become the first and largest publicly traded Cronos treasury company.
•	Entered into a definitive agreement to merge with TAE Technologies, Inc.

Compensation Philosophy and Objectives

In order to create value for our stockholders, it is critical to attract, motivate and retain key executive officer talent by providing competitive compensation packages. The executive compensation philosophy is to deliver a market‑competitive mix emphasizing equity to promote ownership, alignment, and retention, with fixed cash compensation targeted around peer medians as appropriate for the Company’s size, complexity, and stage.

Our compensation philosophy is based on the following principles:

•
Market relevance. The Compensation Committee considers competitive pay data for a technology/media peer group vetted and periodically refreshed with assistance from its independent compensation consultant, Compensia, Inc. (“Compensia”).

•
Alignment and retention. Equity awards constitute a significant portion of target total direct compensation for our NEOs and vest over multi‑year periods to align with shareholder interests and support retention through business milestones.

•
Pay for role and performance. While we did not implement a 2025 annual cash incentive program for NEOs, the Compensation Committee continues to evaluate introducing an annual cash incentive program. Equity vesting schedules and potential future use of performance‑based vehicles are intended to strengthen the link between realized compensation and Company performance over time.

Our executive compensation program currently involves a combination of base salary, time-based equity awards, and perquisites and other benefits.  We aim to develop and implement compensation programs that are designed to promote accountability and assure that executives’ interests continue to be aligned with the interests of our stockholders.

Compensation Determination Process

Role of the Compensation Committee

The Compensation Committee oversees the executive compensation program, and is primarily responsible for reviewing, modifying and approving our overall compensation strategies. It meets regularly, reviews analyses from Compensia, considers the CEO’s input on non‑CEO pay, and evaluates internal and external factors, including market data and shareholder interests, before approving NEO compensation actions.

Assessment of Risk

The Compensation Committee evaluates and considers the potential risks in our business when designing and administering our executive compensation program. Our Compensation Committee has determined that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Role of Management

In making executive compensation determinations for fiscal year 2025, our Compensation Committee considered a number of factors, including the recommendations of our CEO (other than with respect to the CEO’s own compensation), current and past total compensation, competitive market data and analysis provided by Compensia.

Role of the Independent Compensation Consultant

The Compensation Committee retained the services of Compensia to outline executive compensation trends and developments, review and analyze the Company’s executive compensation philosophy and programs, and provide a summary of findings and considerations for use in fiscal year 2025. The Compensation Committee also retained Compensia to review non-executive director compensation.  Compensia reported directly to the Compensation Committee, and the Compensation Committee directly approved Compensia’s fees. Management had no role in the selection of the compensation consultant. The Compensation Committee believes that Compensia’s advice was independent and did not raise any conflicts of interest. In reaching this conclusion, the Compensation Committee considered all factors relevant to Compensia’s independence from management. Compensia provided the Compensation Committee with a review of the overall compensation climate in the United States, best practices, and trends specific to our industry. Compensia provided analyses of base salaries, bonuses, long-term incentives and benefit practices of comparable peer companies.

Results of Fiscal Year 2024 Stockholder Advisory Vote

At our 2025 annual meeting of stockholders, our stockholders approved our say-on-pay proposal with approximately 98.03% of the votes in favor of the fiscal year 2024 compensation of our NEOs. We believe this vote signals strong overall support for our compensation program and its general design and, considering our stockholders’ strong support of our most recent say-on-pay proposal, the Compensation Committee did not undertake fundamental changes to our executive compensation programs following the 2025 annual meeting of stockholders.

The Compensation Committee will continue to monitor and consider the results of our annual advisory say‑on‑pay proposals and feedback received from stockholders when making compensation decisions and considering any changes to our compensation programs.

Peer Group

In 2025 the Compensation Committee reviewed a peer group of publicly traded technology and media companies, focusing primarily on market capitalization and considering revenue levels. The table below shows our 2025 peer group which were selected based on these metrics:

Braze, Inc.	Roku, Inc.
Bumble Inc.	Rumble Inc.
CarGurus, Inc.	Smartsheet Inc.
DocuSign, Inc.	Sprout Social, Inc.
DoubleVerify Holdings, Inc.	Toast, Inc.
Dropbox, Inc.	Tripadvisor, Inc.
Duolingo, Inc.	Yelp Inc.
Etsy Inc.	Ziff Davis, Inc.
IAC Inc.	Zillow Group, Inc.
Match Group, Inc.	ZoomInfo Technologies Inc.

Compensation Components

Compensia presented analyses indicating that, at the time of review, market cash compensation levels had generally increased year‑over‑year while annual equity usage remained prevalent as the primary long‑term element. The Compensation Committee used this information as a reference point and considered internal equity, role scope, and retention when setting base salaries and sizing annual equity awards.

Our executive compensation program consists of the following elements: base salary and equity awards.  We did not pay annual cash bonuses in 2025.

Base Salary

The NEOs receive a base salary to compensate them for services rendered to our Company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

The Base salary for the NEOs was established based on the scope of their responsibilities, taking into account relevant experience, internal pay equity, tenure, and other factors deemed relevant. Base salaries are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Effective October 1, 2025, the Compensation Committee approved base salaries of $1,000,000 for Mr. Nunes and $550,000 for Messrs. Juhan, Novachki, and Glabe.  Messrs. Nunes’ and Novachki’s base salaries were unchanged.  The other NEOs base salaries were adjusted to promote internal equity and more closely reflect market positioning for their roles while maintaining a pay mix emphasizing equity.

The table below sets forth the 2024 and 2025 actual base salary level for each of our NEOs:

Named Executive Officer	2024 Base Salary ($)	2025 Base Salary ($)
Devin Nunes	1,000,000	1,000,000
Phillip Juhan	390,250(2)	497,500(1)
Vladimir Novachki	396,083(2)	550,000
Scott Glabe	378,583(2)	497,500(1)

(1)	The Compensation Committee reviewed our executives’ annual base salary and increased Messrs. Juhan’s and Glabe’s annual base salaries to $550,000, effective as of October 1, 2025.
(2)
The Compensation Committee reviewed our executives’ annual base salary and increased Mr. Novachki’s annual base salary to $550,000, and Mr. Juhan’s and Mr. Glabe’s base salary to $480,000, effective as of October 1, 2024.

Equity-Based Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity awards provide the executive officers with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity awards with a time-based vesting feature promote executive retention because this feature incentivizes the executive officers to remain in employment during the applicable vesting period. Accordingly, the Board and/or the Compensation Committee periodically reviews the equity incentive compensation of the named executive officers and from time to time may grant equity incentive awards to them.

On August 6, 2025, the Compensation Committee approved 2025 annual restricted stock unit (RSU) awards for NEOs with the following target grant date values: $6,480,000 for Mr. Nunes and $2,650,000 for each of Messrs. Juhan, Novachki, and Glabe.  The number of RSUs for each NEO is determined by dividing the approved dollar value by the 30‑day volume‑weighted average price (VWAP) as reported by Bloomberg for the period immediately preceding August 6, 2025. These RSUs vest in three substantially equal annual installments on May 27, 2026, May 27, 2027, and May 22, 2028, subject to continued service and the terms of the applicable award agreement and the 2024 Equity Incentive Plan (as amended and restated effective April 30, 2025). Additionally, as further described below, Mr. Nunes’ Separation Agreement provides for accelerated vesting of 96,721 time-based RSUs granted on August 6, 2025, with all other unvested RSUs forfeited.

Employee Benefits and Perquisites

We currently maintain health and welfare plans (including medical, dental and vision plans) for all of our full-time employees, including the named executive officers.

We currently provide Messrs. McGurn, Juhan, Novachki, and Glabe with reasonable business reimbursement expenses, and health and welfare benefits that are provided to all of our employees. Other than these benefits, we do not provide any perquisites to the NEOs.

Severance Arrangements

In line with our objective to retain our NEOs and incentivize them to continue to focus and remain dedicated to their responsibilities and to maximize stockholder value, we have entered into employment agreements with our NEOs that provide for certain severance payments in connection with certain termination events. For further information about severance arrangements with our NEOs, please see below under “Employment Agreements with Named Executive Officers” and “Potential Payments Upon Termination or Change in Control.”

Compensation-Related Governance Policies

Compensation Recovery Policy

We maintain a Compensation Recovery Policy in accordance with the requirements of SEC and the rules and listing standards of Nasdaq and NYSE Texas, which provide for the recoupment of certain incentive-based compensation received by our CEO and other Section 16 executive officers in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under federal securities laws. The amount of incentive-based compensation recovered will be the amount by which the incentive-based compensation received by the executive during the three fiscal years preceding the date on which the Board or our Compensation Committee determines that a financial restatement is required exceeds the amount that would have been received if it had been calculated based on the financial restatement.

Insider Trading Policy

The Company has an Insider Trading Policy which prohibits Covered Persons (as defined in the Insider Trading Policy) from buying or selling the Company’s securities while the Covered Person is aware of material nonpublic information about the Company. The Insider Trading Policy also prohibits trading in puts, calls, straddles, equity swaps or other derivative securities, including exchange funds, that are directly linked to our securities (sometimes referred to as “hedging”). The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the SEC’s rules and regulations with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our 2025 Form 10-K.

Compensation Committee:

W. Kyle Green
George Holding

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the fiscal years ended December 31, 2025, 2024 and 2023. In accordance with the rules promulgated by the SEC, certain columns relating to information that is not applicable have been omitted from this table.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Devin Nunes	2025	1,000,000	—	5,658,234(6)(8)	346(9)	6,658,580
Chief Executive Officer	2024	1,000,000	600,000(4)	44,133,031(1)	1,150,000(2)	46,883,031
	2023	750,000	—	—	—	750,000
Phillip Juhan	2025	497,500 (5)	—	2,313,935(6)	346(9)	2,811,781
Chief Financial Officer	2024	390,250	600,000(4)	8,306,442(1)	4,900,000(2)	14,196,692
	2023	337,500	—	—	—	337,500
Vladimir Novachki	2025	550,000	—	2,313,935(6)	10,346(7)	2,874,281
Chief Technology Officer(3)	2024	396,083	600,000(4)	18,544,069(1)	475,620(2)	20,015,772
	2023	312,500	—	—	—	312,500
Scott Glabe	2025	497,500 (5)	—	2,313,935(6)	346(9)	2,811,781
General Counsel

(1)
Stock awards represent grants of RSUs issued on November 5, 2024. The value of these grants has been calculated in accordance with ASC Topic 718. As further described below under “2024 Equity Grants,” 25% of the total number of shares of common stock underlying the RSUs granted to each named executive officer vested on December 25, 2024; the remaining 75% of the total number of shares of common stock underlying the RSUs will vest in nine substantially equal quarterly installments thereafter subject to the named executive officer’s continued service on each such vesting date. The RSUs will be fully vested as of March 25, 2027.

(2)
Includes (i) the face value of the executive promissory notes issued by the Company on March 3, 2024 to each named executive officer, which is $1,150,000 for Mr. Nunes, $4,900,000 for Mr. Juhan, and $450,000 for Mr. Novachki, which converted into shares of the Company common stock upon the Closing; and (ii) includes $25,620 in legal fees paid by the Company towards Mr. Novachki’s permanent residency application. The value included for the promissory notes represents the grant date fair value of the shares issued.

(3)	Mr. Novachki has served as our Chief Technology Officer since July 2023.
(4)	Represents a transaction bonus paid in 2024 to each executive in connection with the consummation of the business combination, which occurred on March 25, 2024.
(5)	The Compensation Committee reviewed our executives’ annual base salary and increased Messrs. Juhan’s and Glabe’s annual base salaries to $550,000, effective as of October 1, 2025.
(6)
Stock awards represent grants of RSUs issued on August 6, 2025. The value of these grants has been calculated in accordance with ASC Topic 718. These RSUs vest in three substantially equal annual installments on May 27, 2026, May 27, 2027, and May 22, 2028, subject to continued service and the terms of the applicable award agreement.

(7)	Includes (i) $461 for group term life insurance, and (ii) $10,000 in legal fees paid by the Company towards Mr. Novachki’s permanent residency application.
(8)	Mr. Nunes’ Separation Agreement provides for accelerated vesting of 96,721 time-based RSUs granted on August 6, 2025, with all other unvested RSUs forfeited.
(9)	Represents amounts paid by the Company for group term life insurance.

Grants of Plan-Based Awards

The following table sets forth information concerning the non-equity incentive awards and equity-based awards granted to our NEOs in 2025:

Name	Grant date	Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units	Grant date fair value of stock and option awards
		Threshold	Target	Maximum
		(#)	(#)	(#)	(#)
Devin Nunes	8/6/2025	-		-	348,199	$5,658,234
Phillip Juhan	8/6/2025	-		-	142,396	$2,313,935
Vladimir Novachki	8/6/2025	-		-	142,396	$2,313,935
Scott Glabe	8/6/2025	-		-	142,396	$2,313,935

Employment Agreements with Named Executive Officers

We have entered into employment agreements with Messrs. McGurn, Nunes, Juhan, Novachki, and Glabe.

Devin G. Nunes Employment Agreement and Separation Agreement

On May 10, 2022, we entered into an executive employment agreement with Devin Nunes to be effective as of January 2, 2022, pursuant to which Mr. Nunes served as the Chief Executive Officer of the Company (the “Nunes Agreement”). The Nunes Agreement provides for an annual base salary of $1,000,000, effective as of October 1, 2025, with eligibility to participate in the annual bonus plan, if any, and an initial incentive equity grant of 145,000 RSUs. Any annual bonus and RSUs will remain subject to vesting and other terms as the Board determines in its discretion.

Following our issuance of the executive promissory note to Mr. Nunes, prior to the closing of the business combination, which occurred on March 25, 2024, pursuant to the Merger Agreement by and among the Company, Digital World, and the other parties thereto (the “Closing”), we amended the Nunes Agreement in March 2024 to provide that (i) following and contingent upon the Closing, Mr. Nunes would receive a retention bonus in the amount of $600,000, payable in a lump sum within 30 days after the Closing, (ii) Mr. Nunes would not receive the 145,000 RSUs described in the Nunes Agreement but would be eligible to receive discretionary equity awards pursuant to the 2024 Plan, and (iii) the Company acknowledged the executive promissory note, which was converted into shares of the Company’s common stock upon the Closing.

In connection with his separation from the Company on April 21, 2026, the Company and Mr. Nunes entered into a Separation and Release Agreement, dated as of April 21, 2026 (the “Separation Agreement”), which supersedes the severance provisions of the Nunes Agreement. Pursuant to the Separation Agreement, the Company agreed to provide Mr. Nunes with continuation of his base salary through September 30, 2026. Additionally, the Separation Agreement provides for accelerated vesting of 96,721 time-based RSUs granted to Mr. Nunes on August 6, 2025 under the Company’s 2024 Amended & Restated Equity Incentive Plan, and the forfeiture of all other unvested equity. In addition, to the extent not already paid, Mr. Nunes is entitled to receive the accrued benefits provided under the Nunes Agreement, which include any unpaid base salary, reimbursement for unreimbursed business expenses, and all other accrued and vested payments, benefits, or fringe benefits required to be paid under applicable plans or by law, including payment for all accrued vacation. As a condition to receiving the separation benefits described above, Mr. Nunes agreed to execute a general release and waiver of claims in favor of the Company and its affiliates, officers, directors, employees, agents, and other related parties. The Separation Agreement also includes confidentiality, trade secret, nondisparagement and other restrictive covenants.

Kevin McGurn Employment Agreement

On April 21, 2026, the Board appointed Kevin J. McGurn to serve as interim Chief Executive Officer of the Company. In connection with Mr. McGurn’s appointment, the Company and Mr. McGurn entered into an Employment Agreement, effective as of April 21, 2026 (the “McGurn Agreement”). The McGurn Agreement provides for an initial employment term of nine months (the “Initial Employment Term”).  During the Initial Employment Term, Mr. McGurn will receive a base salary of $125,000 per month (“Monthly Base Salary”). Mr. McGurn will also receive an award of 146,198 RSUs. Subject to Mr. McGurn’s continued employment, the RSUs will vest in substantially equal monthly installments during the Initial Employment Term. If Mr. McGurn’s employment term ends as a result of Mr. McGurn ’s termination without cause (as defined in the McGurn Agreement), Mr. McGurn  will, subject to signing a release, remain entitled to the Monthly Base Salary through the end of the Initial Employment Term and all outstanding RSUs will fully vest. If Mr. McGurn’s employment term ends as a result of a termination for cause or as a result of his death or disability (each as defined in the McGurn Agreement), Mr. McGurn will be entitled to receive the accrued benefits provided under the McGurn Agreement, which include, among other things, any unpaid base salary through the termination date, reimbursement for unreimbursed business expenses, and all other accrued and vested payments. After the full completion of the Initial Employment Term, the Company has the option to continue Mr. McGurn’s employment on a month-to-month basis. If the parties do not agree to appoint Mr. McGurn to a permanent CEO position, with the terms of such arrangement to be negotiated, at the end of the employment term, the parties have agreed to enter into a 12-month consulting agreement at $50,000 per month for purposes of ensuring continuity of Mr. McGurn’s services.

Phillip Juhan Employment Agreement

On August 6, 2021, we entered into an executive employment agreement with Phillip Juhan to be effective as of July 7, 2021 (as amended on December 31, 2021 and March 8, 2024) (the “Juhan Agreement”), pursuant to which Mr. Juhan serves as the Chief Financial Officer of the Company. The Juhan Agreement provides for an annual base salary of $550,000, effective as of October 1, 2025, with eligibility to participate in the annual bonus plan, if any, and an initial incentive equity grant of 520,000 RSUs. Any annual bonus and RSUs will remain subject to vesting and other terms as the Board determines in its discretion. Mr. Juhan is entitled to receive certain severance benefits upon certain types of qualifying termination events pursuant to the Juhan Agreement. For more information, see “Potential Payments Upon Termination or Change in Control” below.

Following our issuance of the executive promissory note to Mr. Juhan prior to the Closing, we amended the Juhan Agreement in March 2024 to provide that (i) following and contingent upon the Closing, Mr. Juhan would receive a retention bonus in the amount of $600,000, payable in a lump sum within 30 days after the Closing, (ii) Mr. Juhan would not receive the 520,000 RSUs described in the Juhan Agreement but will be eligible to receive discretionary equity awards pursuant to the 2024 Plan, and (iii) the Company acknowledged the executive promissory note, which was converted into shares of the Company’s common stock upon the Closing.

The Compensation Committee reviewed our executives’ annual base salary and increased Mr. Juhan’s annual base salary to $550,000, effective as of October 1, 2025.

Vladimir Novachki Employment Agreement

We entered into an executive employment agreement with Vladimir Novachki, effective as of January 16, 2023, pursuant to which Mr. Novachki serves as the Chief Information Officer of the Company (the “Novachki Agreement”). The Novachki Agreement provides for an annual base salary of $550,000, effective as of October 1, 2025, with eligibility to participate in the annual bonus plan, if any, and an initial incentive equity grant of 75,000 RSUs. Any annual bonus and RSUs will remain subject to vesting and other terms as the Board determines in its discretion. Mr. Novachki is entitled to receive certain severance benefits upon certain types of qualifying termination events pursuant to the Novachki Agreement. For more information, see “Potential Payments Upon Termination or Change in Control” below.

Following our issuance of the executive promissory note to Mr. Novachki prior to the Closing, we amended the Novachki Agreement in March 2024 to provide that (i) Mr. Novachki would serve as Chief Technology Officer, (ii) following and contingent upon the Closing, Mr. Novachki would receive a retention bonus in the amount of $600,000, payable in a lump sum within 30 days after the Closing, (iii) Mr. Novachki would not receive the 75,000 RSUs described in the Novachki Agreement but would be eligible to receive discretionary equity awards pursuant to the 2024 Plan, and (v) the Company acknowledged the executive promissory note, which was converted into shares of the Company’s common stock upon the Closing.

The Compensation Committee reviewed our executives’ annual base salary and increased Mr. Novachki’s annual base salary to $550,000, effective as of October 1, 2024.

Scott Glabe Employment Agreement

On March 23, 2022, we entered into an executive employment agreement with Scott Glabe to be effective as of April 1, 2022 (the “Glabe Agreement”), pursuant to which Mr. Glabe serves as the General Counsel of the Company. The Glabe Agreement provides for an annual base salary of $550,000, effective as of October 1, 2025, with eligibility to participate in the annual bonus plan, if any, and an initial incentive equity grant of 30,000 RSUs. Any annual bonus and RSUs will remain subject to vesting and other terms as the Board determines in its discretion. Mr. Glabe is entitled to receive certain severance benefits upon certain types of qualifying termination events pursuant to the Glabe Agreement. For more information, see “Potential Payments Upon Termination or Change in Control” below.

Following our issuance of the executive promissory note to Mr. Glabe prior to the Closing, we amended the Glabe Agreement in March 2024 to provide that (i) following and contingent upon the Closing, Mr. Glabe would receive a retention bonus in the amount of $600,000, payable in a lump sum within 30 days after the Closing, (ii) Mr. Glabe would not receive the 30,000 RSUs described in the Glabe Agreement but will be eligible to receive discretionary equity awards pursuant to the 2024 Plan, and (iii) the Company acknowledged the executive promissory note, which was converted into shares of the Company’s common stock upon the Closing.

The Compensation Committee reviewed our executives’ annual base salary and increased Mr. Glabe’s annual base salary to $550,000, effective as of October 1, 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by each of the NEOs as of December 31, 2025.

	Stock Awards
Name	Number of Shares or Units of Stock That Had Not Vested (#)	Market Value of Shares or Units of Stock That Had Not Vested ($)(1)
Devin Nunes	541,804(2)	7,173,485
	348,199 (3)(4)	4,610,155
Phillip Juhan	101,979(2)	1,350,202
	142,396 (3)	1,885,323
Vladimir Novachki	227,660 (2)	3,014,218
	142,396 (3)	1,885,323
Scott Glabe	140,240 (2)	1,856,778
	142,396 (3)	1,885,323

(1)	Based on the $13.24 per share closing price of our common stock on December 31, 2025, as reported by Nasdaq.
(2)
Amount includes the unvested portion of RSUs granted on November 5, 2024. 25% of the total number of shares of common stock underlying the RSUs granted to each NEO vested on December 25, 2024; the remaining 75% of the total number of shares of common stock underlying the RSUs will vest in nine substantially equal quarterly installments thereafter; such RSUs will be fully vested as of March 25, 2027.

(3)	Amount includes the unvested portion of RSUs granted on August 6, 2025. The RSUs vest in three substantially equal annual installments on May 27, 2026; May 27, 2027; and May 22, 2028.
(4)	Mr. Nunes’ Separation Agreement provided for accelerated vesting of 96,721 time-based RSUs granted on August 6, 2025, with all other unvested RSUs forfeited.

Option Exercises and Stock Vested in Fiscal Year 2025

The following table presents, for each of the NEOs, the number of shares of our common stock acquired upon the vesting and settlement of RSUs during the year ended December 31, 2025 and the aggregate value realized upon the vesting and settlement of RSUs. None of our NEOs exercised any stock options in 2025.

	Stock awards
	Number of shares acquired on vesting and settlement	Value realized on vesting(1)
Name	(#)	($)
Devin Nunes	650,161	$15,047,981
Phillip Juhan	122,366	$2,832,170
Vladimir Novachki	273,187	$6,322,918
Scott Glabe	168,288	$3,895,026

(1)  The (pre-tax) “value realized on vesting” is calculated by multiplying the per share market value on each applicable settlement date by the number of shares that vested on such date.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain a nonqualified deferred compensation plan for the benefit of the NEOs and none of the NEOs participate in a defined benefit pension plan maintained by the Company.

Potential Payments Upon Termination or Change in Control

Under the Nunes Agreement, Juhan Agreement, Novachki Agreement, and Glabe Agreement, severance is payable upon a termination of employment by the Company without “Cause” or by the executive for “Good Reason” (both terms as defined in the employment agreements).

Summary of Severance Benefits:

•
Mr. Nunes: Upon his separation from the Company pursuant to the Separation Agreement, Mr. Nunes is entitled to continuation of his base salary from April 21, 2026, through September 30, 2026. Additionally, the Separation Agreement provides for accelerated vesting of 96,721 time-based RSUs granted to Mr. Nunes on August 6, 2025 under the Company’s 2024 Amended & Restated Equity Incentive Plan, and the forfeiture of all other unvested equity.

•
Mr. Juhan: Upon a termination by the Company without Cause or by Mr. Juhan for Good Reason, he is entitled to (i) accrued obligations and (ii) cash severance equal to six months of base salary. Based on his fiscal year 2025 annual base salary of $550,000, the cash severance would be $275,000.

•
Mr. Novachki: Upon a termination, during the term of the Novachki Agreement, by the Company without Cause or by Mr. Novachki for Good Reason, he is entitled to (i) accrued obligations and (ii) cash severance equal to one month of base salary. Based on his current annual base salary of $550,000, the cash severance would be $45,833.

•
Mr. Glabe: Upon a termination, during the term of the Glabe Agreement, by the Company without Cause or by Mr. Glabe for Good Reason, he is entitled to (i) accrued obligations and (ii) cash severance equal to three months of base salary. Based on his current annual base salary of $550,000, the cash severance would be $137,500.

Although Messrs. Juhan, Novachki, and Glabe’s employment agreements do not provide for additional benefits upon a change in control, their equity awards provide for the immediate full vesting of all unvested RSUs upon a Qualifying Termination (as such term is defined in the Company’s 2024 Equity Incentive Plan, as amended and restated effective April 30, 2025) following a change in control.

The following table sets forth information concerning the payments and benefits that would be made to our NEOs assuming a Qualifying Termination following a change in control occurred on December 31, 2025.
Name	Cash Severance	Value of Accelerated Equity	Total
	($)	($)	($)
Devin Nunes(1)	500,000	11,783,640	12,283,640
Phillip Juhan	275,000	3,235,525	3,510,525
Vladimir Novachki	45,833	4,899,541	4,945,374
Scott Glabe	137,500	3,742,101	3,879,601

(1)
The table contains Mr. Nunes’ potential payments upon a Qualifying Termination following a change in control.  However, the Separation Agreement contains certain provisions which supersede the amounts in the table above. Pursuant to such terms, the Company will provide Mr. Nunes with continuation of his base salary from April 21, 2026, through September 30, 2026. Additionally, the Separation Agreement provides for accelerated vesting of 96,721 RSUs granted to Mr. Nunes on August 6, 2025 under the Company’s 2024 Amended & Restated Equity Incentive Plan, and the forfeiture of all other unvested equity.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing information about the relationship of the annual total compensation of our employees (other than our CEO) and the annual total compensation of Devin Nunes, who served as our CEO as of December 31, 2025. For 2025, our last completed year, the annual total compensation in 2025 of our CEO was approximately 3.65 times the median of the annual total compensation of all of our other employees, other than our CEO (the “Pay Ratio”). The median of the annual total compensation of all employees of our Company (other than our CEO) was $1,825,057.  For the purposes of the Pay Ratio calculation, we used our CEO’s total compensation as outlined in the “Summary Compensation Table” above, for a total of $6,658,580.

The Company chose December 31, 2025 as the date for establishing the employee population used in identifying the median employee and used the 12-month period from January 1, 2025 through December 31, 2025 as the measurement period. We identified the median employee using the consistently applied compensation measure of the wages and other compensation as reported in Box 1 of Form W-2 and the RSUs as based on the fair market value on the date of grant for 2025 for each employee. Permanent employees who joined in 2025 and permanent employees who were on leave during 2025 were assumed to have worked for the entire measurement period. We captured all employees as of December 31, 2025, consisting of approximately 37 individuals. No cost-of-living adjustments were made. The annual total compensation of the median employee and the annual total compensation of our CEO were calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

Practices Related to the Grant of Equity Awards

In accordance with Item 402(x) of Regulation S-K, we are providing information regarding our procedures related to the grant of stock options close in time to the release of material non-public information. It is our policy that neither our Board nor our Compensation Committee takes material non-public information into account when determining the timing of equity awards, nor do we time the disclosure of material non-public information for the purpose of impacting the value of executive compensation. During fiscal 2025, there were no stock option or stock appreciation right awards granted to any named executive officers within four business days preceding, or one business day after, the filing of any report on Forms 10-K, 10-Q, or 8-K that disclosed material nonpublic information.

DIRECTOR COMPENSATION

The objectives of our Board compensation program are to provide compensation that is competitive with the compensation paid by peer companies so that we may attract and retain high quality non-employee directors and to encourage ownership of our common stock to further align their interests with those of our stockholders.  Mr. Nunes did not receive additional compensation for his Board service during his tenure with the Company. Our director compensation program provides the following compensation for non-employee directors:

•	An annual cash retainer, reviewed annually, and earned and payable in equal quarterly installments, which was $48,250 for the period of March 2025 to March 2026.
•
Effective beginning March 2025, annual restricted stock unit (“RSU”) awards for incumbent directors with a value of $215,000 (vesting quarterly over one year) and an initial grant with a value of $430,000 for new directors (vesting quarterly over three years) based on the fair market value of a share of common stock on the grant date payable in the form of RSUs. The number of RSUs issued was determined by dividing the value of the RSU award by the VWAP (as defined below) as of the date of the Compensation Committee’s recommendation, i.e., August 6, 2025 (the “Recommendation Date”). “VWAP” means the volume weighted average price of a common share as reported by Bloomberg for the thirty (30) trading days immediately prior to the Recommendation Date.

•
Effective for the period March 2025 to March 2026, Directors received additional committee chair annual compensation equal to $24,500 (Audit Committee), $17,500 (Compensation Committee) and $10,000 (Nominating and Corporate Governance Committee), in a quarterly cash retainer reflected in the table below, earned and payable in equal installments on the first day of each fiscal quarter. Members of these committees also receive additional compensation equal to $11,000 (Audit Committee), $7,500 (Compensation Committee) and $5,000 (Nominating and Corporate Governance Committee) in a quarterly cash retainer reflected in the table below, earned and payable in equal installments on the first day of each fiscal quarter.

Annual Cash Retainer for 2025

Director	Cash Retainer Payment(1)
Eric Swider(2)	$47,489
Donald J. Trump, Jr.	$47,489
W. Kyle Green	$83,839
Robert Lighthizer(3)	$80,314
George Holding	$41,814
David Bernhardt	$51,939

(1)	These amounts reflect annual cash retainers earned during 2025 for service as a member of our Board and, if applicable, as a member of one or more Board committees.
(2)	Mr. Swider resigned from his position on the Board in April 2026.
(3)	Mr. Lighthizer resigned from his position on the Board in March 2026.

Restricted Stock Units for 2025 (beginning March 25, 2025)

Director	Number of RSUs Issued(1)
Eric Swider(2)	11,552
Donald J. Trump, Jr.	11,552
W. Kyle Green	11,552
Robert Lighthizer(3)	11,552
George Holding	23,105
David Bernhardt	23,105

Such RSU awards will vest as follows: (1) twenty-five percent as of the grant date, and (2) subject to each director’s continued service, seventy-five percent in nine substantially equal quarterly installments thereafter.

(1)	These amounts reflect annual RSU grants issued during 2025 for service as a member of our Board in 2025.
(2)	Mr. Swider resigned from his position on the Board in April 2026, and, upon resigning, forfeited future cash and equity compensation.
(3)	Mr. Lighthizer resigned from his position on the Board in March 2026, and, upon resigning, forfeited future cash and equity compensation.

2025 Fees and Stock Awards Earned

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total
Eric Swider(3)	47,489	206,434	253,923
Donald J. Trump, Jr.	47,489	206,434	253,923
W. Kyle Green	83,839	206,434	290,273
Robert Lighthizer(4)	80,314	206,434	286,748
George Holding	41,814	412,886	454,700
David Bernhardt	51,939	412,886	464,825

(1)	These amounts reflect annual cash retainers earned during 2025 for service as a member of our Board and, if applicable, as a member of one or more Board committees.
(2)
Stock awards represent grants of RSUs issued on August 22, 2025. The value of these grants has been calculated in accordance with ASC Topic 718. Shares subject to such RSUs are scheduled to vest quarterly over a 3-year period, subject to continued service with us.

(3)	Mr. Swider resigned from his position on the Board in April 2026, and, upon resigning, forfeited future cash and equity compensation.
(4)	Mr. Lighthizer resigned from his position on the Board in March 2026, and, upon resigning, forfeited future cash and equity compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Stockholders

The following table sets forth information known to the Company regarding the beneficial ownership of TMTG common stock as of the date hereof, by:

•	each person known by the Company to be the beneficial owner of more than 5% of TMTG’s outstanding common stock;
•	each of TMTG’s NEOs; and
•	all executive officers and directors of TMTG as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement.

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, ordinary shares subject to options or other rights (as set forth above) held by that person that are currently exercisable, or will become exercisable within 60 days, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. In computing the number of shares of common stock beneficially owned by a person, we deemed to be outstanding all shares of common stock subject to warrants and convertible notes held by the person that are currently exercisable or convertible or may be exercised or converted within 60 days of April 28, 2026. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

This table is based upon TMTG’s shareholder registry and information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to the following table and subject to community property laws where applicable, TMTG believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Applicable percentages are based on 276,953,828 shares of common stock outstanding as of April 28, 2026.

The business address of each of our directors and officers is 401 N. Cattlemen Rd., Ste. 200, Sarasota, Florida 34232.

Name and Address of Beneficial Owner	Number of Shares	% of Outstanding Shares*
Directors and Executive Officers
Kevin McGurn(1)	146,198	*
Phillip Juhan(2)	296,214	*
Vladimir Novachki(3)	606,338	*
Scott Glabe(4)	317,192	*
Donald J. Trump, Jr.(5)	114,787,498	41%
W. Kyle Green(6)	37,498	*
George Holding(7)	23,105	*
David Bernhardt(7)	23,105	*
Meredith O’Rourke	—	*
Boris Epshteyn	—	*
Devin Nunes(8)	642,324	*
All Directors and Current Executive Officers of TMTG as a Group (10 Individuals)	116,237,148	42%

Five Percent Holders:
Donald J. Trump Revocable Trust dated April 7, 2014(9)	114,750,000	41%

*	less than 1%
(1)	Consists of 146,198 unvested RSUs.
(2)	Consists of (i) 51,839 shares of unrestricted stock, (ii) 20,394 shares of restricted stock, and (iii) 223,981 unvested RSUs.
(3)	Consists of (i) 236,282 shares of unrestricted stock, (ii) 45,531 shares of restricted stock, and (iii) 324,525 unvested RSUs.
(4)	Consists of (i) 34,556 shares of unrestricted stock, (ii) 28,048 shares of restricted stock, and (iii) 254,588 of unvested RSUs.
(5)
Consists of (i) 23,798 shares of unrestricted stock, (ii) 5,050 shares of restricted stock; (iii) 8,650 unvested RSUs; and (iv) 114,750,000 shares held by Donald J. Trump Revocable Trust (the “Trust”) dated April 7, 2014, of which Donald J. Trump, Jr. is the sole trustee.

(6)	Consists of (i) 23,798 shares of unrestricted stock, (ii) 5,050 shares of restricted stock, and (iii) 8,650 unvested RSUs.
(7)	Consists of (i) 5,775 shares of unrestricted stock, (ii) 1,925 shares of restricted stock, and (iii) 15,405 unvested RSUs.
(8)	Consists of (i) 437,243 shares of unrestricted stock, and (ii) 205,081 shares of restricted stock.

(9)
The shares reported as beneficially owned by the Trust consist of (a) 78,750,000 shares previously issued to President Donald J. Trump upon the Business Combination and (b) 36,000,000 earnout shares previously issued to President Trump. These shares were transferred to the Trust by President Trump in a transfer not involving a purchase or sale from President Trump, who is the settlor and sole beneficiary of the Trust, on December 17, 2024. Donald J. Trump, Jr., President Trump’s son, is the trustee of the Trust and has sole voting and investment power over all securities owned by the Trust. The business address for the Trust is 115 Eagle Tree Terrace, Jupiter, Florida 33477.

Equity Compensation Plan Information

The following chart presents information regarding our equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of
Equity compensation plans approved by security holders:
2024 Equity Incentive Plan	3,164,030 (1)	—	7,943,951
Equity compensation plans not approved by security holders:	—	—	—
Total	3,164,030	—	7,943,951

(1)	Represents the number of shares of common stock deliverable upon settlement of outstanding RSUs.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our Board has adopted a written related person transaction policy that sets the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which our company or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;
•	any person who is known by us to be the beneficial owner of more than 5% of our voting stock;
•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and

•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to our Audit Committee charter, the Audit Committee has the responsibility to review related party transactions.

Digital World Arrangements

An affiliate of ARC Global Investments II, LLC agreed, commencing from the date when Digital World’s IPO registration statement was declared effective through the earlier of Digital World’s consummation of a business combination or its liquidation, to make available to Digital World certain general and administrative services, including office space, utilities and administrative services, as Digital World required from time to time. Digital World agreed to pay the affiliate $15,000 per month for these services. The agreement was terminated on April 5, 2023, and $221,000 remained unpaid under the agreement as of December 31, 2025.

License Agreement

TMTG Sub Inc., formerly known as Trump Media & Technology Group Corp. (“TMTG Sub”) entered into a royalty-free license agreement (the “License Agreement”) with President Donald J. Trump and DTTM Operations, LLC, an entity that licenses President Donald J. Trump’s name and regulates his personal media assets and is beneficially wholly owned by President Donald J. Trump. The License Agreement required TMTG Sub to pay $100 upon the execution of this License Agreement and that such amount constituted full consideration and a fully paid-up royalty covering the entire term of the License Agreement for the licenses granted in the License Agreement. TMTG Sub did not, and, as of the date of this Report, TMTG Sub has not, paid any other amounts to President Donald J. Trump pursuant to the License Agreement.

Under the License Agreement, as amended, TMTG Sub has a royalty-free license to use “Trump Media & Technology Group Corp.” as its name. In addition, TMTG Sub has a royalty-free license to use the name and likeness of President Donald J. Trump, solely as necessary for TMTG Sub to commercialize Truth Social. The License Agreement prohibits use of President Donald J. Trump’s name or likeness for any other purpose and specifically excludes any use in connection with political activities, including political messaging, political fundraising, get-out-the-vote efforts and uses that are controlled by or supportive of any political committees, candidates, policies or initiatives or associated with advocacy or electioneering. All uses of (and any modifications to) President Donald J. Trump’s name or likeness are subject to his prior approval. Further, the quality of any products or services offered under the License Agreement in connection with President Donald J. Trump’s name or likeness is subject to his control, and those products or services must in any event satisfy the highest standards for quality and reputation. The rights granted to use President Donald J. Trump’s name and likeness do not extend to any other member of his family.

President Donald J. Trump has agreed to channel non-political communications and posts coming from his personal profile to the Truth Social platform before posting that same social media communication and/or post to any other social media platform that is not Truth Social until the expiration of the “DJT/TMTG Social Media 6-Hour Exclusive” which means the period commencing when President Donald J. Trump posts any social media communication onto the Truth Social platform and ending six hours thereafter; provided that he may post social media communications from his personal profile that he deems, in his sole discretion, to be politically-related on any social media site at any time, regardless of whether that post originates from a personal account. As president, most or all of President Donald J. Trump’s social media posts may be deemed by him to be politically related. Consequently, TMTG may lack any meaningful remedy if President Donald J. Trump minimizes his use of Truth Social. Additionally, none of the limitations or exclusivity contained in the License Agreement will apply to any business ventures of President Donald J. Trump or The Trump Organization or their respective affiliates.

Unless notice is given, the term of the DJT/TMTG Social Media 6-Hour Exclusive (the “TMTG Social Media Exclusivity Term”) extends in perpetuity for additional 180-day terms. In the event of a force majeure as described in the License Agreement that lasts longer than three days, or if the TMTG Platform is not available to President Donald J. Trump for a period of three or more consecutive days, President Donald J. Trump will have the right to invoke the suspension of the “DJT/TMTG Social Media 6-Hour Exclusive.” If the TMTG Social Media Exclusivity Term were to expire but the License Agreement remained in effect, President Donald J. Trump would be required to post non-political communications contemporaneously to Truth Social and Non-TMTG Social Media. However, that obligation would also exempt any communications that President Donald J. Trump deems, in his sole discretion, to be politically-related.

President Donald J. Trump has the right to terminate the License Agreement if (i) the quality of any product or service falls below the required level and is not restored immediately (but not later than 30 days) after notification or (ii) TMTG Sub causes or permits (a) any use of President Donald J. Trump’s name, likeness or other characteristic in any manner that denigrates or ridicules the name, image or reputation of President Donald J. Trump, any member of his family, or any of his or her business properties, (b) uses of such name, likeness or other characteristic other than as permitted in the License Agreement, (c) alterations or distortions of such name, likeness or other characteristic without President Donald J. Trump’s written consent, or (d) creation of any direct, indirect or implied endorsement or commercial tie-in with any product or service that is not offered by TMTG Sub, and the applicable foregoing condition ((a)-(d)) is not cured within thirty days after notice. The license is in any event revocable by President Donald J. Trump and subject to all of the conditions and limitations in the License Agreement.

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

President Donald J. Trump has agreed not to compete with Truth Social by founding, developing or obtaining a controlling interest in a social media platform that includes one or more material features that directly compete with any of the material features of Truth Social. President Donald J. Trump may otherwise compete with Truth Social, including by managing or otherwise working with any other social media platform.

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

Indemnification Agreements

TMTG has entered into or intends to enter into customary indemnification agreements with each of its directors and executive officers. Each indemnification agreement provides for the indemnification and advancement by TMTG of certain expenses and costs relating to claims, suits or proceedings arising from service to TMTG or, at its request, service to other entities, as officers or directors, to the maximum extent permitted by applicable law.

Non-Competition and Non-Solicitation Agreements

On March 25, 2024, each of the Company’s directors and officers entered into a Non-Compete and Non-Solicitation Agreement in favor of TMTG. Under the Non-Competition and Non-Solicitation Agreement, each Significant Company Holder has agreed that, for a period of (i) four years, it will not engage in any business activity similar to, or competitive with, the business conducted by TMTG or its affiliates, in particular, Truth Social and the business of developing and operating media platforms for social media and digital video streaming, and of developing and operating products and services relating and incidental thereto or any other business being conducted by TMTG or any of its subsidiaries, as of the Closing Date, and (ii) three years, it will not, directly or indirectly (a) hire, engage, solicit, induce or encourage certain employees, independent contractors, consultants, or other certain personnel to leave TMTG; or (b) in any way interfere with or attempt to interfere with the relationship between such persons and TMTG.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Bernhardt, Green, and Holding, and Ms. O’Rourke are “independent directors” as defined in the rules and listing standards of Nasdaq and NYSE Texas and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following table presents the aggregate fees billed for professional services rendered by Semple, Marchal & Cooper, LLP for the fiscal year ended December 31, 2025.

Type of Fees	2025	2024
Audit Fees(1)	$1,490,296	$1,258,943
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$1,490,296	$1,258,943

(1)
Audit Fees are fees for professional services rendered in connection with the audit of our consolidated financial statements included in our Annual Reports filed on Form 10-K, the audit of our internal control over financial reporting, reviews of our condensed consolidated financial statements included in our Quarterly Reports filed on Form 10-Q, and registration statements.

Audit Committee’s Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax and any other services to be provided by our independent registered public accounting firm. In situations where it is not possible to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chair of the Audit Committee to grant pre-approval of auditing, audit-related, tax and all other services. Any pre-approved decisions by the Chair are required to be reviewed by the Audit Committee at its next scheduled meeting. The Audit Committee approved all of Semple, Marchal & Cooper, LLP’s services for 2025 and, in doing so, considered whether the provision of such services was compatible with maintaining independence.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	Financial statements (see Index to Consolidated Financial Statements of the Original Form 10-K).

(2)
All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the Original Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description of Exhibits
2.1†
Business Combination Agreement, dated as of August 25, 2025, by and among Yorkville Acquisition Corp., YA S3 Inc., Foris Holdings KY Limited, Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 26, 2025).

2.2
Amendment No. 1 to Business Combination Agreement, dated as of October 31, 2025, by and among Yorkville Acquisition Corp., Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC.

2.3
Agreement and Plan of Merger, dated as of December 18, 2025, by and among Trump Media & Technology Group Corp., T Media Sub, Inc. and TAE Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on December 18, 2025).

3.1
Articles of Incorporation of Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 30, 2025).

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
4.5#
Indenture, dated as of May 29, 2025, by and among Trump Media & Technology Group Corp., the Guarantors therein, and U.S. Bank Trust Company, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on May 30, 2025).

4.6	Form of 0.00% Convertible Senior Secured Note due 2028 (included within Exhibit 4.5).
4.7
Form of Earnout Warrant between Yorkville Acquisition Corp. and Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 26, 2025).

4.8
Form of Forced Exercise Warrant between the Yorkville Acquisition Corp. and the holders (including Trump Media & Technology Group Corp.) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 26, 2025).

4.9**	Description of Registrant’s Securities.
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

10.8**+†	TMTG Executive Employment Agreement with Vladimir Novachki, dated January 16, 2023.
10.9**+	TMTG Amendment to Executive Employment Agreement with Vladimir Novachki, dated March 8, 2024.
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
10.19
Standby Equity Purchase Agreement between Trump Media & Technology Group Corp. and YA II PN, LTD., dated July 3, 2024. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Trump Media and Technology Group Corp. on July 3, 2024).

10.20
Registration Rights Agreement, dated August 9, 2024, by and among the Company, WorldConnect IPTV Solutions, LLC and JedTec, L.L.C. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 9, 2024).

10.21†#
Form of Equity PIPE Subscription Agreement, dated as of May 27, 2025, by and between Trump Media & Technology Group Corp. and certain investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on May 27, 2025).

10.22†
Form of Convertible Note Subscription Agreement, dated as of May 27, 2025, by and between Trump Media & Technology Group Corp. and certain investors party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on May 27, 2025).

10.23
Purchase Agreement, date August 26, 2025, by and between Trump Media & Technology Group Corp. and Foris Holdings US, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 26, 2025).

10.24
Sponsor Support Agreement, dated as of August 25, 2025, by and among the Yorkville Acquisition Corp., YA S3 Inc., Foris Holdings KY Limited, Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 26, 2025).

10.25
Form of Registration Rights Agreement by and among the Yorkville Acquisition Corp., Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 26, 2025).

10.26
Convertible Promissory Note, dated as of December 18, 2025, by and between Trump Media & Technology Group Corp. and TAE Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on December 18, 2025).

10.27
Voting and Support Agreement, dated as of December 18, 2025, by and between Donald J. Trump Revocable Trust dated April 7, 2014 and TAE Technologies, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on December 18, 2025).

10.28
Form of Voting and Support Agreement, dated as of December 18, 2025, by and between Trump Media & Technology Group Corp. and certain stockholders TAE Technologies, Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on December 18, 2025).

10.29+
Separation and Release Agreement, dated as of April 21, 2026, by and between Trump Media & Technology Group Corp. and Devin Nunes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 24, 2026).

10.30*+	Employment Agreement, dated as of March 23, 2022, by and between Trump Media & Technology Group Corp. and Scott Glabe.
10.31*+	First Amendment to Employment Agreement, dated as of January 13, 2024, by and between Trump Media & Technology Group Corp. and Scott Glabe.
10.32*+	Second Amendment to Employment Agreement, dated as of March 8, 2024, by and between Trump Media & Technology Group Corp. and Scott Glabe.
10.33+
Employment Agreement, dated as of April 21, 2026, by and between Trump Media & Technology Group Corp. and Kevin McGurn (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on April 24, 2026).

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

21.1**	List of Subsidiaries of Trump Media & Technology Group Corp.
23.1**	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K, filed by Trump Media & Technology Group Corp. on February 14, 2025).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed or furnished herewith.
**	Previously filed.
+	Indicates a management or compensatory plan.
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

Trump Media & Technology Group Corp.

Date: April 30, 2026		/s/ Phillip Juhan
	Name:	Phillip Juhan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kevin McGurn	Interim Chief Executive Officer (Principal Executive Officer)	April 30, 2026
Kevin McGurn

/s/ Phillip Juhan	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2026
Phillip Juhan

/s/ Boris Epshteyn	Director and Chairman of the Board of Directors	April 30, 2026
Boris Epshteyn

/s/ Donald J. Trump, Jr.	Director	April 30, 2026
Donald J. Trump, Jr.

/s/ W. Kyle Green	Director	April 30, 2026
W. Kyle Green

/s/ Meredith O’Rourke	Director	April 30, 2026
Meredith O’Rourke

/s/ David Bernhardt	Director	April 30, 2026
David Bernhardt

/s/ George Holding	Director	April 30, 2026
George Holding