Form 10-Q
period 2026-03-31
Trump Media & Technology Group Corp.
filed 2026-05-08
CIK 1849635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, there were 276,953,828 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Balance Sheets

(in thousands except share and per share data)	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
Assets
Current Assets:
Cash and cash equivalents(1)	$249,066.9	$134,557.6
Restricted cash	30,533.5	31,330.5
Short-term investments	207,370.7	305,053.3
Equity securities	554,142.2	722,069.1
Prepaid expenses and other current assets(1)	10,307.6	9,992.3
Accounts receivable, net	221.6	244.5
Total current assets	1,051,642.5	1,203,247.3

Convertible note receivable	200,000.0	200,000.0
Interest receivable	3,950.7	498.6
Property and equipment, net	2,556.9	3,051.6
Goodwill	120,884.2	120,884.2
Digital assets (Note 4)	700,075.3	904,370.6
Digital assets pledged (Note 4)	135,634.3	175,300.4
Intangible assets, net	18,465.2	19,829.6
Right-of-use assets, net	3,145.0	2,505.3
Total assets	$2,236,354.1	$2,629,687.6

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses(1)	19,676.7	32,294.3
Convertible notes payable (Note 10)	953,262.2	941,893.9
Related party payables	262.0	262.0
Unearned revenue	1,066.7	30.4
Current portion of long-term debt	4,873.4	4,780.5
Current portion of operating lease liability	1,087.4	836.2
Total current liabilities	980,228.4	980,097.3

Long-term operating lease liability	2,111.9	1,723.5
Long-term debt - other	451.2	442.6
Deferred tax liability	659.0	560.1
Total liabilities	983,450.5	982,823.5
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred Stock $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Common Stock $0.0001 par value – 999,000,000 shares authorized, 276,953,828 and 276,724,314 shares issued and outstanding at March 31, 2026 and December 31, 2025	28.1	28.1
Paid in capital	5,372,372.5	5,360,448.8
Treasury stock, at cost (4,279,691 and 4,279,691 shares)	(56,516.3)	(56,516.3)
Accumulated deficit	(4,063,060.6)	(3,657,247.1)
Total stockholders’ equity	1,252,823.7	1,646,713.5
Noncontrolling interest	79.9	150.6
Total equity	1,252,903.6	1,646,864.1
Total liabilities and stockholders’ equity	$2,236,354.1	$2,629,687.6

(1)
Under certain provisions of Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”), we are required to separately disclose on our consolidated balance sheets the assets of the consolidated variable interest entity (“VIE”) that are owned by the consolidated VIE and liabilities of the consolidated VIE as to which there is no recourse against us.

As of March 31, 2026, the total assets include $3,723.7 related to the consolidated VIE of which $3,666.6 is included in cash and cash equivalents, and $57.1 in prepaid expenses and other current assets.  Total liabilities included $175.1 related to the consolidated VIE of which $175.1 is included in accounts payable and accrued liabilities.  As of December 31, 2025, the total assets include $1,556.0 related to the consolidated VIE of which $1,556.0 is included in cash and cash equivalents.  Total liabilities included $50.5 related to the consolidated VIE of which $50.5 is included in accounts payable and accrued liabilities.  There is no recourse against us for the liabilities of the consolidated VIE.

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(in thousands except share and per share data)	March 31, 2026	March 31, 2025
Net sales	$871.2	$821.2
Operating costs and expenses(1)
Cost of revenue	1,501.0	336.7
Research and development	8,402.1	12,564.9
Sales and marketing	691.2	497.4
General and administration	37,937.0	25,178.0
Unrealized loss on digital assets and digital assets pledged	243,961.4	-
Depreciation and amortization	1,866.4	1,779.2
Total operating costs and expenses	294,359.1	40,356.2
Loss from operations	(293,487.9)	(39,535.0)
Interest income	7,230.2	7,995.2
Interest expense	(11,469.8)	(186.8)
Investment loss	(108,209.8)	-
Litigation settlement	151.9	-
Loss from operations before income taxes	(405,785.4)	(31,726.6)
Income tax expense	(98.8)	-
Net loss	(405,884.2)	(31,726.6)
Less net loss attributable to noncontrolling interest	70.7	-
Net loss available to common stockholders	(405,813.5)	(31,726.6)

Loss per share attributable to common stockholders:
Basic	$(1.47)	$(0.14)
Diluted*	$(1.47)	$(0.14)
Weighted Average Shares used to compute net loss per share attributable to common stockholders:
Basic	276,744,177	220,576,705
Diluted	276,744,177	220,576,705

(1)Operating costs and expenses include stock-based compensation expense as follows:
Research and development	$3,122.1	$7,561.0
General and administration	8,707.5	10,290.7
Total stock based compensation expense	$11,829.6	$17,851.7

*Loss per share attributable to common stockholders for diluted calculation is based on the basic weighted shares as these are not dilutive. The basic and diluted loss per share attributable to common stockholders are therefore the same.

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(in thousands, except share data)	Common Stock Number of Shares	Par Value $0.0001	Treasury Stock Number of Shares	Treasury Stock	Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2024	220,785,152	$22.1	(128,138)	$(2,908.7)	$3,861,662.4	$(2,945,185.7)	$913,590.1	-	913,590.1
Exercise of warrants	19,292	-	-	-	221.5	-	221.5	-	221.5
Stock based compensation	-	-	-	-	17,851.7	-	17,851.7	-	17,851.7
Treasury stock	-	-	(296,345)	(8,250.2)	-	-	(8,250.2)	-	(8,250.2)
Vesting of restricted stock units	243,411	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(31,726.6)	(31,726.6)	-	(31,726.6)
Balance as of March 31, 2025	221,047,855	$22.1	(424,483)	$(11,158.9)	$3,879,735.6	$(2,976,912.3)	$891,686.5	-	$891,686.5

Balance as of December 31, 2025	281,004,005	$28.1	(4,279,691)	$(56,516.3)	$5,360,448.8	$(3,657,247.1)	$1,646,713.5	$150.6	$1,646,864.1
Exercise of warrants	8,181	-	-	-	94.1	-	94.1	-	94.1
Stock based compensation	-	-	-	-	11,829.6	-	11,829.6	-	11,829.6
Vesting of restricted stock units	221,333	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(405,813.5)	(405,813.5)	(70.7)	(405,884.2)
Balance as of March 31, 2026	281,233,519	$28.1	(4,279,691)	$(56,516.3)	$5,372,372.5	$(4,063,060.6)	$1,252,823.7	$79.9	$1,252,903.6

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net loss	$(405,884.2)	$(31,726.6)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Non-cash interest expense on debt	11,469.8	186.8
Non-cash interest income	(3,452.1)	-
Non-cash barter expense	1,035.0	-
Depreciation and amortization	1,866.4	1,779.2
Stock based compensation	11,829.6	17,851.7
Unrealized loss on digital assets and digital assets pledged	243,961.4	-
Net unrealized loss on investments	124,737.8	-
Operating lease amortization	245.1	222.0
Deferred taxes	98.8	-
Change in operating assets and liabilities
Prepaid expenses and other current assets	7,684.8	(381.6)
Accounts receivable	23.0	(15.7)
Unearned revenue	1.2	(764.0)
Operating lease liabilities	(245.2)	(216.2)
Accounts payable and accrued expenses	24,518.6	3,326.6
Net cash provided by/(used in) operating activities	17,890.0	(9,737.8)

Cash flows from investing activities
Purchases of equity securities	(1,933.5)	-
Purchases of property and equipment	(7.3)	(3.2)
Purchases of short-term investments	(2,317.4)	(6,306.9)
Proceeds from short-term investments	100,000.0	-
Net cash provided by/(used in) investing activities	95,741.8	(6,310.1)

Cash flows from financing activities
Repurchase of common stock	-	(8,250.2)
Proceeds from the exercise of warrants, net	80.5	189.4
Net cash provided by/(used in) financing activities	80.5	(8,060.8)

Net change in cash, cash equivalents, and restricted cash	113,712.3	(24,108.7)
Cash, cash equivalents, and restricted cash, beginning of period	165,888.1	170,236.1
Cash, cash equivalents and restricted cash, end of period	$279,600.4	$146,127.4
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$249,066.9	$146,127.4
Restricted cash	30,533.5	-
Total cash, cash equivalents, and restricted cash, end of period	$279,600.4	$146,127.4

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Noncash investing and financing activities
Operating lease asset obtained in exchange for operating lease obligation	$884.7	$-

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the historical accounts of Trump Media & Technology Group Corp (“TMTG”). The mission of TMTG is to end Big Tech’s assault on free speech by opening up the Internet and giving people their voices back. TMTG operates Truth Social, a open social media platform centered on free speech that is designed to be uncancellable, as well as Truth+, a streaming platform focusing on family friendly live TV channels and on-demand content.  TMTG has also launched Truth.Fi, a financial services and FinTech brand incorporating America First investment vehicles, and a digital asset strategy--including a bitcoin treasury.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented.  The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2026.

These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended the “Annual Report”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the fair value of assets acquired and liabilities assumed in business acquisitions, the assessment of recoverability of our goodwill and long-lived assets, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results could differ from those estimates. Material estimates and assumptions reflected in the condensed consolidated financial statements relate to and include, but are not limited to, fair value of intangible assets acquired in business acquisitions, recoverability of goodwill and intangibles, fair value of short-term investments and equity securities, digital assets, digital assets pledged, the fair value of our option liabilities, useful lives of intangibles and depreciable assets, and stock-based compensation.

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and a VIE in which we are deemed the primary beneficiary, have been prepared in accordance with U.S. GAAP. All intercompany transactions and balances have been eliminated.

Unearned revenue

Unearned revenue primarily consists of billings or payments received from customers, or services provided in a barter transaction, in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Unearned revenue of $30.4 was recognized as revenue for the three months ended March 31, 2026, which was included in the unearned revenue balance as of December 31, 2025. As of March 31, 2026, unearned revenue is expected to be recognized during the succeeding 12-month period and is therefore presented as a current liability on the condensed consolidated balance sheets.

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

The writer of an option bears the market risk of an unfavorable change in the price of the underlying security. The aggregate fair value of unexpired options written are included in accounts payable and accrued expenses in the consolidated balance sheets. Cash held as collateral for written options is classified as restricted cash on the consolidated balance sheet. Securities held as collateral for outstanding call options are presented within equity securities on the consolidated balance sheet.  As of March 31, 2026 and December 31, 2025, we had $0.0 and $951.6 of restricted cash covering our unexpired put options, respectively.  We had $438,522.0 and $566,700.1 of equity securities, and $271,268.6 and $350,600.8 of digital assets restricted to cover unexpired call options as of March 31, 2026 and December 31, 2025, respectively.

Concentrations of risks

Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Although we deposit cash and cash equivalents with multiple banks, these deposits may exceed the amount of Federal Deposit Insurance Corporation limits provided on such deposits.

Digital assets, digital assets pledged, and equity securities represent a significant holding, constituting approximately 62.1% and 68.5% of our total assets as of March 31, 2026 and December 31, 2025, respectively.

One advertising platform accounted for 66.5% and 93.0% of our total revenue for the three months ended March 31, 2026 and 2025, respectively.

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

Recently adopted accounting standards

In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. We adopted ASU 2024-04 on January 1, 2026. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. ASU 2025-03 revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. We adopted ASU 2025-03 on January 1, 2026. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. We adopted ASU 2025-05 on prospective basis on January 1, 2026. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and disclosures.

Recently issued accounting standard

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the applicability of Topic 270 and the form and content of interim financial statements. In addition, ASU 2025-11 requires entities to disclose material events occurring since the last annual reporting period. ASU 2025-11 will be effective for interim periods beginning January 1, 2028, and can be applied on a prospective or retrospective basis. We are evaluating the disclosure impact of ASU 2025-11; however, the standard will not have an impact on our consolidated financial statements.

NOTE 3 - FAIR VALUE MEASUREMENT

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

	As of March 31, 2026
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds(1)	$172,595.7	$-	$-
Repurchase agreements	-	207,370.7	-
Exchange traded funds(2)	553,168.3	-	-
Common stock(2)	973.9	-	-
Convertible note receivable	-	-	185,590.0
Digital assets	700,075.3	-	-
Digital assets pledged	-	135,634.3	-
Total assets measured at fair value	$1,426,813.2	$343,005.0	$185,590.0

Liabilities
Options premium liabilities(3)	$723.3	$-	$-
Convertible notes	-	-	942,186.5
Total liabilities measured at fair value	$723.3	$-	$942,186.5

	As of December 31, 2025
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds(1)	$101,800.4	$-	$-
Repurchase agreements	-	305,053.3	-
Exchange traded funds(2)	714,082.4	-	-
Purchased option assets(2)	7,986.7	-	-
Convertible note receivable	-	-	149,420.4
Digital assets	904,370.6	-	-
Digital assets pledged	-	175,300.4	-
Total assets measured at fair value	$1,728,240.1	$480,353.7	$149,420.4

Liabilities
Options premium liabilities(3)	$21,433.9	$-	$-
Convertible notes	-	-	945,197.0
Total liabilities measured at fair value	$21,433.9	$-	$945,197.0

(1)	Money market funds are reflected in cash, cash equivalents, and restricted cash in the consolidated balance sheets.
(2)	Reflected in equity securities in the consolidated balance sheets.
(3)	Reflected in accounts payable and accrued expenses in the consolidated balance sheets.

The fair value of our money market funds, equity securities, digital assets, option assets, and option premium liabilities are classified within Level 1, because we use quoted market prices to determine their fair value. Exchange traded funds and common stock are valued based on the last trade price on the primary exchange on which they are traded, and options are valued based on the mean of the last bid and ask price. Digital assets are valued using the quoted (unadjusted) closing price of bitcoin and Cronos in U.S. dollars on the active exchange that we have determined is its principal market at 4:00 PM Eastern on March 31, 2026. We have not realized any material losses related to these securities.

We also estimate the fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and accrued compensation and employee benefits. The Company considers the carrying value of these instruments in the Condensed Consolidated Financial Statements to approximate fair value due to their short maturities.

NOTE 4 – DIGITAL ASSETS

Our digital asset holdings as of March 31, 2026 and December 31, 2025 consist of the following:

		As of March 31, 2026			As of December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	9,542.16	$1,131,024.3	$647,121.8	9,542.16	$1,131,024.3	$836,371.8
Cronos	756,079,523.00	113,949.3	52,953.5	756,079,523.00	113,949.3	67,998.8
		$1,244,973.6	$700,075.3		$1,244,973.6	$904,370.6

The following table presents a reconciliation of our digital asset holdings:

	Bitcoin	Cronos
Balance at December 31, 2025	$836,371.8	$67,998.8
Unrealized loss on digital assets(1)	(189,250.0)	(15,045.3)
Balance at March 31, 2026	$647,121.8	$52,953.5
(1)	Excludes unrealized loss on digital assets pledged of $39,666.1 for the three months ended March 31, 2026.

As of March 31, 2026, and December 31, 2025, we had 4,260.73 bitcoin with a fair value of $288,950.5 and $373,453.7, respectively, serving as collateral to convertible notes (Note 10). We are restricted from distributing or withdrawing this bitcoin subject to meeting certain loan indenture requirements, with restrictions lifted no later than maturity of the convertible notes on May 29, 2028.

We hold covered-call options on 4,000.00 bitcoin with a counterparty to hedge our exposure to bitcoin’s volatility, which requires us to maintain 2,000.00 bitcoin as collateral that the counterparty can rehypothecate at their sole discretion. As of March 31, 2026 and December 31, 2025, the fair value of bitcoin restricted by covered-call options was $271,268.6 and $350,600.8, respectively, and the covered-call options expire in June 2026. The fair value of the liability on the covered-call options on bitcoin hedged was $307.6 and $7,517.4 as of March 31, 2026 and December 31, 2025, and is recorded within accounts payable and accrued liabilities on our condensed consolidated balance sheet.

The digital assets pledged had a fair value of $135,634.3 as of March 31, 2026. We did not record an expected credit loss related to the digital assets pledged.

We purchased 684,427,004.00 Cronos pursuant to a purchase agreement in August 2025, which restricts our ability to sell our Cronos over a three-year period. Beginning February 26, 2026, we are able to sell up to 68,442,700.40 Cronos over the next six months. Subsequent sales windows for the ensuing three years from February 26, 2026 allow for the sale of between 15% and 25% of our restricted Cronos holdings in each window. On February 26, 2029, all sales restrictions on our restricted Cronos will lapse.  As of March 31, 2026, we are restricted from selling 615,984,303.6 Cronos with a fair value of $43,141.7.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes our goodwill balance:

	Media	Truth.Fi	Total
Balance at December 31, 2025	$120,884.2	$-	$120,884.2
Goodwill related to acquisitions	-	-	-
Balance at March 31, 2026	$120,884.2	$-	$120,884.2

Finite-lived intangible assets, net are summarized as follows:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(8,112.8)	$16,387.2
Exclusivity rights	3,100.0	(1,022.0)	2,078.0
Intangible assets, net	$27,600.0	$(9,134.8)	$18,465.2

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(6,902.0)	$17,598.0
Exclusivity rights	3,100.0	(868.4)	2,231.6
Intangible assets, net	$27,600.0	$(7,770.4)	$19,829.6

Amortization expense was $1,364.4 for the three months ended March 31, 2026 and 2025. As of March 31, 2026, the weighted-average remaining amortization period for amortizable intangible assets was 3.35 years.

Based on the balance of finite-lived intangible assets at March 31, 2026, expected remaining future amortization expense is as follows:

Year Ending December 31:
2026 (remainder of)	$4,169.1
2027	5,533.5
2028	5,548.7
2029	3,213.9
$18,465.2

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accounts payable	$4,747.0	$3,848.0
Other accrued expenses	14,098.0	6,904.0
Income tax payable	0.2	0.2
Franchise tax payable	108.2	108.2
Option premium liabilities	723.3	21,433.9
Accounts payable and accrued expenses	$19,676.7	$32,294.3

NOTE 7 – LEASES

During the three month ended March 31, 2026 and 2025, we recognized additional right of use (ROU) assets and lease liabilities of $884.7 and $0.0, respectively. We elected not to recognize ROU assets and lease liabilities arising from short-term leases with initial terms of twelve months or less on the consolidated balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using its estimated incremental borrowing rate.  The weighted average incremental borrowing rate applied was 8.00%.  As of March 31, 2026, our leases had a remaining weighted average term of 2.90 years.

Operating leases are included in the consolidated balance sheets as follows:

Classification		March 31, 2026	December 31, 2025
Lease assets
Operating lease cost ROU assets, net	Assets	$3,145.0	$2,505.3
Total lease assets		$3,145.0	$2,505.3

Lease liabilities
Operating lease liabilities, current	Current liabilities	$1,087.4	$836.2
Operating lease liabilities, non-current	Liabilities	2,111.9	1,723.5
Total lease liabilities		$3,199.3	$2,559.7

The components of lease costs, which are included in loss from operations in our condensed consolidated statements of operations were as follows:

	Three months ended

	March 31, 2026	March 31, 2025
Lease costs
Operating lease costs	$300.4	$274.9
Variable lease costs	15.2	26.2
Short-term lease costs	8.7	8.5
Total lease costs	$324.3	$309.6

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the three months ended March 31, 2026, are as follows:

2026 (remainder of)	$974.0
2027	1,328.6
2028	1,101.4
2029	171.5
Total future minimum lease payments	3,575.5
Amount representing interest	(376.2)
Present value of net future minimum lease payments	$3,199.3

NOTE 8 - INCOME TAXES

The estimated annual effective tax rate applied to the three months ended March 31, 2026, is 0.8% which differs from the U.S. federal statutory rate of 21% principally due to the projection of U.S. net operating loss for the fiscal 2026 with full application of a valuation allowance. As of March 31, 2026, we had U.S. Federal and state net operating loss carryforwards (“NOLs”) with a tax benefit of $64,474.6 from December 31, 2025. NOLs are available for use indefinitely.

NOTE 9 – RELATED PARTY TRANSACTIONS

Administrative Services Arrangement

An affiliate of Digital World Acquisition Corp.’s (our predecessor prior to our initial business combination, “Digital World”) sponsor, ARC Global Investments II, LLC (the “Sponsor”), agreed, commencing from the date when Digital World’s registration statement relating to its initial business combination was declared effective and continuing through the earlier of Digital World’s consummation of an initial business combination and its liquidation, to make available to Digital World certain general and administrative services, including office space, utilities and administrative services, as Digital World required from time to time. Digital World agreed to pay the affiliate of the Sponsor $15.0 per month for these services. The agreement with the Sponsor was terminated on April 5, 2023, $221.0 was unpaid as of March 31, 2026.

Advances

During 2022, the Sponsor paid, on behalf of Digital World, $470.8 to a vendor for costs incurred by Digital World and $41.0 directly to Digital World. As of March 31, 2026, our obligation to the Sponsor for such payments was outstanding in the amount of $41.0.

M&A Advisory Fee

We entered into an agreement with Yorkville Securities, LLC (“Yorkville Securities”) to serve as M&A Advisor in connection with the pending merger with TAE Technologies, Inc. in December 2025. In exchange for the M&A advisory services provided by Yorkville Securities we agreed to pay Yorkville Securities a fee equal to 6,000,000 shares of our common stock in the event (a) a Transaction is consummated prior to the termination of the Engagement Period or within twelve (12) months following the termination of the Engagement Period or (b) the Company, prior to the termination of the Engagement Period or within twelve (12) months following the termination of the Engagement Period, enters into an agreement with respect to a potential Transaction and such Transaction is subsequently consummated. As of March  31, 2026, an event requiring payment of the fee has not been triggered.

Yorkville America Transactions

Yorkville America, LLC (“Yorkville America”) serves as the Registered Investment Advisor for investment vehicles and financial products that utilize our Truth.Fi and certain Truth Social intellectual property, where we are the primary beneficiary. We paid certain compensation, professional fees, and expense reimbursement totaling $103.9 and $0.0 for the periods ended March 31, 2026 and 2025, to affiliates of Yorkville America related to the management of our VIE. No amounts were payable to affiliates of Yorkville America as of March 31, 2026 and December 31, 2025.

NOTE 10 – LONG-TERM DEBT

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

Within 45 days of closing, we were required to have a Loan-to-Collateral Ratio of less than or equal to 1.0 to 1.0, with the Loan-to-Collateral Ratio calculated as the aggregate outstanding principal balance of all Notes divided by the sum of (i) the aggregate market value of bitcoin collateral multiplied by 0.5263157895, plus (ii) the aggregate value of all of cash and cash equivalents collateral. Required collateral of $1,000,000.0 was delivered to the Collateral Agent within 45 days of closing. We have utilized this cash delivered to the Collateral Agent to purchase bitcoin and bitcoin related assets to serve as collateral in order to meet our Loan-to-Collateral Ratio.  As of March 31, 2026, we have $30,533.5 of restricted cash, $268,940.0 of equity securities, and $288,950.5 of bitcoin serving as collateral.

Portions of the collateral will be released when the outstanding aggregate principal balance of all Notes is at $500,000.0 or less, and an additional portion will be released when the outstanding aggregate principal of all Notes is $250,000.0 or less. Collateral will be automatically released upon payment in full of the principal, together with accrued and unpaid interest in the event of default, if any, on the Notes. We are also subject to other customary covenants under the terms of the Indenture.

For the three months ended March 31, 2026, we accreted $11,368.3 of interest expense on the Notes.  The effective interest rate of the Notes is 4.80% per annum. The estimated fair value of the Notes as of March 31, 2026 was $942,186.5, and is based on unobservable inputs in which there is little or no market data and therefore is classified as a Level 3 fair value measurement.

Term Loan

We assumed a loan from our business combination with WorldConnect Technologies, LLC.  As of March 31, 2026 and December 31, 2025, the term loan had a carrying amount of $5,324.6 and $5,223.1, respectively, with $4,873.4 and $4,780.5 of the term loan due within 12 months of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, we accreted interest expense of $101.5 and $186.8, respectively, related to the term loan.

The term loan carries an effective interest rate of 7.72% per annum.

Future minimum payments of the long-term debt as of March 31, 2026 are as follows:

Year Ending December 31:
2026	$988,504.5
2027	500.0
Total future minimum payments	989,004.5
Less: unamortized original issue discount and debt issuance costs	(30,417.7)
958,586.8
Less: current	(958,135.6)
$451.2

NOTE 11 – LOSS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of stock outstanding plus potentially dilutive shares of stock outstanding during the period. Potentially dilutive shares of stock from employee incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs, convertible notes and warrants. Since we incurred a net loss for the periods ended March 31, 2026 and 2025 all potential dilutive shares are anti-dilutive.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	March 31, 2026	March 31, 2025
Convertible notes	28,324,940	-
Warrants	11,011,237	11,026,253
RSUs	2,908,997	2,862,874
Total common stock equivalents excluded from dilutive income/loss per share	42,245,174	13,889,127

NOTE 12 – STOCKHOLDERS’ EQUITY

The following table summarizes warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2026	11,019,418	$11.50	3.31
Granted	-	-	-
Exercised	(8,181)	11.50	-
Expired or cancelled	-	-	-
Outstanding at March 31, 2026	11,011,237	$11.50	3.07
Exercisable at March 31, 2026	11,011,237	$11.50	3.07

NOTE 13 – STOCK BASED COMPENSATION

2024 Equity Incentive Plan

The following table summarizes stock award activity:

	Number of Shares of Common Stock	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2026	3,164,030	24.83	-
Granted: RSUs	-	-	-
Vested	(221,333)	32.92	-
Forfeited	(33,700)	30.08	-
Outstanding at March 31, 2026	2,908,997	$24.15	$26,995.5

The aggregate fair value of awards that vested in the three months ended March 31, 2026 was $2,034.1, which represents the market value of our common stock on the date that the RSUs vested. The grant-date fair value of awards that vested in the three months ended March 31, 2026 was $7,285.6. The number of RSUs vested includes shares of common stock that we withheld from employees to satisfy the minimum statutory tax withholding requirements.

As of March 31, 2026, unrecognized compensation expense related to non-vested equity grants was $55,832.9 with an expected remaining weighted-average recognition period of approximately 1.64 years.

NOTE 14 – INVESTMENT INCOME/(LOSS)

Investment income/(loss) consists of the following:

Three Months Ended
March 31, 2026
Realized gain on derivatives	$16,524.8
Unrealized loss on equity securities	(161,715.1)
Unrealized gain on derivatives	36,977.3
Dividend income	3.2
$(108,209.8)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

On May 29, 2024, Digital World moved to compel discovery from ARC and Mr. Orlando. On July 15, 2024, following a July 10 hearing, the Court entered an order denying the motion to stay discovery and motion to compel. On July 29, 2024, the Court entered an order denying the motion to dismiss or, in the alternative, to stay the proceeding for improper venue. Defendants ARC and Mr. Orlando appealed that order (C.A. No. 2D2024-1780), which the Second District denied on April 30, 2025. On August 2, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the trial court. On July 31, 2024, Digital World and Private TMTG filed a motion for leave to file a second amended complaint, which proposed to add allegations against ARC and Mr. Orlando related to pre-targeting and other misconduct as set forth in the SEC Complaint against Mr. Orlando, and naming UAV, Andrew Litinsky, and Wesley Moss as additional defendants. On August 15, 2024, Digital World and Private TMTG filed a motion for temporary injunction seeking to enjoin the threatened sale of Digital World stock by Defendant ARC and one of the new defendants proposed to be added through the motion for leave to file a second amended complaint. On August 28, 2024, Digital World and Private TMTG filed a renewed motion to compel, seeking prior productions to the SEC and DOJ and other documents from Defendants ARC and Mr. Orlando, which the Court granted in part and denied in part on July 16, 2025. On August 30, 2024, the trial court held a hearing to address several motions. During the hearing, the Court granted Digital World and Private TMTG’s motion for leave to amend and denied their motion for temporary injunction. The trial court also denied the motion to stay pending appeal filed by Defendants ARC and Mr. Orlando. On September 3, 2024, Digital World and Private TMTG filed the Second Amended Complaint. On September 4, 2024, Digital World and Private TMTG filed an expedited motion to compel, seeking production of ARC’s capitalization table, supporting documents, and an order requiring ARC to cooperate with Digital World and Private TMTG in advance of the expiration of the lock-up restriction. On September 5, 2024, Defendants ARC and Mr. Orlando filed a motion to stay pending appeal in the Second District Court of Appeal, which the Second District denied on October 18, 2024 (C.A. No. 2D2024-1780). On September 12, 2024, the Court granted in part and denied in part the expedited motion to compel, ordering production of the capitalization table and supporting documents by September 13, 2024, at 12 p.m. On that same day, Defendants ARC and Mr. Orlando filed a notice of removal in the Middle District of Florida (C.A. No. 8:24-cv-02161). On September 13, 2024, Digital World and Private TMTG filed an emergency motion to remand to state court in the Middle District of Florida, which the Middle District granted on September 17, 2024. On September 18, 2024, Digital World and Private TMTG filed an emergency motion for temporary injunction and contempt against ARC and Mr. Orlando in the state court action. On that same day, the Court held a hearing during which it granted Digital World and Private TMTG’s motion for contempt, imposed a coercive sanction against ARC and Mr. Orlando of $5,000 per day until they complied with the Court’s September 12 discovery order, and denied their motion for temporary injunction. Defendants ARC and Mr. Orlando have filed an appeal of that order, which the Court denied on June 13, 2025 and issued a mandate regarding the denial on July 8, 2025 (C.A. No. 2D2024-2364).

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

On March 21, 2025, UAV, Mr. Moss, and Mr. Litinsky appealed Court’s February 19, 2025 order denying a stay (C.A. No. 2D2025-0735) in the Second District but later filed a voluntary motion to dismiss, which the Second District granted on September 10, 2025. On March 26, 2025, UAV, Mr. Moss, and Mr. Litinsky filed an unopposed motion to amend their March 21 petition, which the Second District granted on April 17, 2025.

On May 29, 2025, ARC and Mr. Orlando appealed the Second District’s April 30 order, which the Supreme Court of Florida denied on March 9, 2026 (SC2025-0757).

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

On August 14, 2025, UAV, Mr. Litinsky, and Mr. Moss filed an appeal in the Second District as to the July 15, 2025 motion to dismiss order (C.A. No. 2D2025-2192), which the Second District dismissed on December 10, 2025 pursuant to the December 9, 2025 stipulation of voluntary dismissal. The Court filed another order confirming dismissal of the Second District action on February 5, 2026.

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

On September 26, 2025, ARC and Mr. Orlando filed a motion for partial summary judgment as to extortion claims filed by Digital World and Private TMTG, which the Court denied during the February 12 hearing and memorialized in an order entered on February 27.

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

On October 21, 2025, Digital World and Private TMTG filed an emergency petition for writ of mandamus in the Second District (C.A. No. 2D2025-2814) requesting the court quash Judge Carroll’s order recusing himself. On that same date, Mr. Orlando and ARC filed a motion for leave to issue a subpoena to President Trump or, in the alternative, to stay the case, which the Court denied on February 17, 2026. On October 23, 2025, the Second District denied Digital World and Private TMTG’s request for expedited treatment of the October 21 petition (C.A. No. 2D2025-2814).

On October 31, 2025, Judge Moreland held a hearing where she, inter alia, extended trial deadlines and ordered the parties to submit candidates for Special Magistrate.

On November 10, 2025, ARC and Mr. Orlando filed a motion for reconsideration of Judge Carroll’s September 24 order granting the motion to dismiss ARC’s Second Amended Counterclaims.

On November 14, 2025, Mr. Orlando filed a motion seeking leave to file a Third Amended Answer, Defenses, and Affirmative Defenses to the Second Amended Complaint, which the Court granted during the February 3 hearing and memorialized in an order entered on February 24.

On November 26, 2025, the Second District denied the October 21 petition (C.A. No. 2D2025-2814).

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

On February 11, 2026, ARC and Mr. Orlando filed a motion for extension of time, seeking a 30-day extension of time of (1) the expert report deadlines, (2) the fact discovery deadline, and (3) the summary judgment deadline, which the Court granted during the February 19 hearing and memorialized in an order entered on March 4.

On February 13, 2026, Plaintiffs’ filed a Reply to Mr. Orlando’s Third Amended Answer, Affirmative Defenses, and Additional Defenses.

On February 18, 2026, ARC moved to stay these proceedings pending a resolution of its demand for arbitration submitted to the American Arbitration Association, which the Court granted in part and denied in part during the March 3 hearing and memorialized in an order entered on March 19 (Case No. 01-25-0009-1364).

On March 2, 2026, Mr. Orlando and ARC filed a motion for continuance of the trial and pre-trial dates, which the Court granted on April 16, 2026.

On March 5, 2026, ARC filed a motion for reconsideration of the Court’s March 3 motion to stay ruling.  The Court denied the motion for reconsideration on March 9, 2026.On March 6, 2026, Plaintiffs filed a motion to vacate the March 3 motion to stay ruling, which the Court denied on March 31, 2026.

On March 17, 2026, Mr. Orlando and ARC filed a renewed motion for leave to issue a subpoena to President Trump or, alternatively, to stay the case.

On March 26, 2026, Mr. Orlando and ARC appealed the February 17 order denying leave to issue a subpoena to President Trump (C.A. No. 2D2026-0787).  On March 29, 2026, Mr. Orlando and ARC filed a motion for contempt and sanctions, alleging that Plaintiffs failed to produce certain documents.

On April 2, 2026, Mr. Orlando and ARC filed a motion to stay pending appellate review of the February 17 order denying leave to issue a subpoena to President Trump.  On that same date, Mr. Orlando and ARC appealed the March 19 motion to stay order (C.A. No. 2D2026-0893).

On April 13, 2026, the Court denied the March 17 renewed motion for leave to issue a subpoena to President Trump and ordered Mr. Orlando and ARC to refrain from filing another motion to depose President Trump until the conclusion of all discovery absent an emergent situation.

On April 28, 2026, in response to the March 29 motion for contempt and sanctions, the Court issued an order to show cause and deferred further ruling.

On May 4, 2026, the Court entered an order scheduling a mediation for June 12, 2026.  A jury trial expected to last approximately three to five weeks, has been scheduled to begin in October 2026.

Litigation with Orlando in Delaware

On March 15, 2024, Plaintiff Patrick Orlando brought a lawsuit against Digital World in the Court of Chancery seeking advancement of legal fees associated with Mr. Orlando’s involvement in civil litigation against Digital World in Florida and certain other matters (the “Advancement Lawsuit”) (C.A. No. 2024-0264-CDW). Mr. Orlando’s allegations relate to certain provisions in the Digital World Charter, Digital World’s bylaws, and an indemnity agreement allegedly entered into between Mr. Orlando and Digital World. Mr. Orlando alleges that those certain provisions require Digital World to pay the legal fees Mr. Orlando incurred and will incur in connection with legal proceedings in which he is involved by reason of the fact that he is or was a director or officer of Digital World. Mr. Orlando seeks a court order that (i) declares that he is entitled to legal fees for certain proceedings described in the complaint, (ii) requires Digital World to pay for legal fees incurred and future legal fees to be incurred for those proceedings, (iii) requires Digital World to pay the fees incurred to bring the Advancement Lawsuit, and (iv) requires Digital World to pay pre- and post-judgment interest on the amounts owed to Mr. Orlando. On April 3, 2024, the Court of Chancery entered a Stipulation and Advancement Order (“Stipulation”) stating that Mr. Orlando is entitled to advancement of attorneys’ fees and costs incurred with legal proceedings described in the Stipulation, subject to Digital World’s right to challenge the reasonableness of those attorneys’ fees and costs. The Stipulation further states that Mr. Orlando is entitled to fees incurred in connection with enforcement of advancement rights and sets forth procedures that will govern future requests for advancement of attorneys’ fees and costs. As of May 6, 2026, TMTG had paid or agreed to pay approximately $30.5 million to Mr. Orlando’s attorneys pursuant to such Stipulation and TMTG’s other advancement obligations to Mr. Orlando. On April 23, 2024, Mr. Orlando filed a motion for leave to supplement the Advancement Lawsuit to add a claim for advancement of legal fees and expenses Mr. Orlando had incurred and would incur in connection with his defense of an action for declaratory judgment brought by members of ARC regarding Mr. Orlando’s removal as the managing member of ARC (the “ARC Removal Action”). Mr. Orlando also sought reimbursement for the legal fees and expenses incurred in connection with his supplement to the Advancement Lawsuit, and he sought pre-judgment and post-judgment interest on the amounts he claimed were owed to him. On August 1, 2024, plaintiffs in the ARC Removal Action dismissed their complaint without prejudice. On August 8, 2024, Mr. Orlando dismissed his supplemental claims in the Advancement Lawsuit without prejudice.

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

On December 7, 2025, Mr. Orlando filed a motion for contempt and sanctions, which the Magistrate granted in a bench ruling on January 5, 2026 that was memorialized in a January 12 order.

On December 31, 2025, Mr. Orlando filed another motion seeking advancement of certain disputed fees, which is fully briefed.

On January 8, 2026, Digital World filed an exception to the January 5 contempt order, which has been fully briefed. On January 20, 2026, the Court ordered the Magistrate to conduct a procedural review of the January 9 exception.

On January 21, 2026, the Magistrate recommended that Vice Chancellor Fioravanti hear the November 4 exception and January 8 exception together.  The Vice Chancellor heard argument concerning the November 4 and January 8 exceptions on April 27, 2026 during which he requested supplemental briefing.

On March 6, 2026, Mr. Orlando filed a motion for additional sanctions, which has been fully briefed.

On March 31, 2026, Mr. Orlando filed another motion seeking advancement of certain disputed fees, which has been fully briefed.

Litigation with Orlando and Benessere in Miami, Florida

On April 2, 2024, Patrick Orlando and Benessere Investment Group, LLC (“Benessere”) filed suit against TMTG in the Circuit Court of the Eleventh Judicial District in Miami-Dade County Florida (Docket No. 2024-005894-CA-01). Mr. Orlando and Benessere sought a declaratory judgment that TMTG is restricted from disclosing material exchanged with Mr. Orlando and Benessere pursuant to a joint defense agreement previously entered into by the parties in addition to a request for damages for any breach of the joint defense agreement. On July 1, 2025, the parties filed a joint stipulation, agreeing to dismiss the case with prejudice pursuant to a confidential settlement agreement. On September 3, 2025, the Court dismissed the case. On December 2, 2025, Mr. Orlando and Benessere filed a motion to enforce the settlement agreement, which the Court has set for hearing on May 14, 2026.

Arbitration with ARC in New York

On December 1, 2025, ARC submitted to the American Arbitration Association (“AAA”) a demand for arbitration with TMTG regarding access to privileged communications with a law firm that represented DWAC (Case Number: 01-25-0009-1364). On January 12, 2026, the AAA appointed Marilyn Salzman as the arbitrator to conduct a hearing in New York County, New York.  The arbitrator has set a status conference for June 5, 2026.

Potential AAA Arbitration with Rejuve

On April 28, 2026, RejuveTotal LLC sent a letter to Trump Media Technology Group Corp. demanding that TMTG release its claims pending in the Sarasota Action (Docket No. 2024-CA-001061-NC).  Rejuve claimed authority to release such claims based on Section 10.14 of the October 20, 2021 Merger Agreement between Digital World, DWAC Merger Sub Inc., Private TMTG, Private TMTG’s Chief Legal Officer, and ARC Global Investments II, LLC.  To the extent TMTG does not release its claims, Rejuve threatened to submit the dispute to the American Arbitration Association.

NOTE 16 – SEGMENT INFORMATION

We report our operating results through two reportable segments: Media and Truth.Fi:

•	Media, includes products and services such as advertisement through our Truth Social platform, including Truth Predict, and Truth+ paid streaming subscriptions.
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

Our Chief Operating Decision Maker (CODM), as of March 31, 2026, is our Chief Executive Officer. Our CODM evaluates the performance of and allocates resources to our segments based on each segment’s earnings before interest, taxes, depreciation and amortization (Segment EBITDA).  Segment EBITDA is defined as segment revenue less operating costs and expenses, excluding depreciation and amortization, interest income or expense (net), provision or benefit for income taxes, change in fair value of derivative liabilities, loss on extinguishment of debt and stock-based compensation expense.  We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segment performance on a consistent basis.

Our CODM uses cash, cash equivalents, restricted cash, short-term investments, and equity securities as part of the evaluation of performance and allocation of resources within our corporate & other category.  Total assets are not used to evaluate the performance of our segments. For the three months ended March 31, 2026, our Media segment earned revenue of $617.5 and $192.6 from advertising and subscriptions, respectively, with our Truth.Fi segment earning management fees of $61.1.  All revenue for the three months ended March 31, 2025, were earned in the Media segment from advertising.

Review of cash forecast models is used to assess the segment’s results and performance and inform investment decisions by our CODM.  Consolidated net loss and Segment EBITDA are used to monitor budgeted versus actual results.  Additionally, review of budgeted versus actual results is used in assessing performance of the segment.

The following table presents our segment information for the periods indicated:

	Three Months Ended March 31
	2026	2025
Media
Revenue	$810.1	$821.2
Other segment items(1)	(7,685.3)	(5,942.4)
Segment EBITDA	(6,875.2)	(5,121.2)

Truth.Fi
Revenue	61.1	-
Other segment items(2)	(789.9)	-
Segment EBITDA	(728.8)	-

Total revenue	871.2	821.2
Total other segment items	(8,475.2)	(5,942.4)
Total Segment EBITDA	(7,604.0)	(5,121.2)

Net loss	$(405,884.2)	$(31,726.6)
Interest (income)/expense, net	4,239.6	(7,808.4)
Depreciation & amortization	1,866.4	1,779.2
Stock-based compensation	11,829.6	17,851.7
Income taxes	98.8	-
	$(387,849.8)	$(19,904.1)
Corporate & other	380,245.8	14,782.9
Segment EBITDA	(7,604.0)	(5,121.2)

The following table provides information related to our cash, cash equivalents, restricted cash, short-term investments, and equity securities:

	March 31, 2026			December 31, 2025
	Media	Truth.Fi	Corporate & Other	Media	Truth.Fi	Corporate & other
Cash, cash equivalents, and restricted cash	$26,759.2	$3,951.5	$248,889.7	$4,106.3	$1,791.3	$159,990.5
Short-term investments	-	-	207,370.7	-	-	305,053.3
Equity securities	-	-	554,142.2	-	-	722,069.1
	$26,759.2	$3,951.5	$1,010,402.6	$4,106.3	$1,791.3	$1,187,112.9

(1)
Other segment items in Media are primarily composed of cost of sales, personnel costs-excluding stock-based compensation, data center and system infrastructure costs excluding depreciation, and sales and marketing.

(2)	Other segment items in Truth.Fi are primarily composed of professional fees, licensing fee, personnel costs, and marketing cost associated with the launch and operations of ETFs and SMAs.

NOTE 17 - SUBSEQUENT EVENTS

On April 6, 2026, Eric Swider resigned from the Board of Directors of TMTG (the “Board”), effective immediately. Mr. Swider’s resignation did not arise from or relate to a dispute with management or the Board.

On April 21, 2026, TMTG announced that, as of such date, Kevin J. McGurn will serve as Interim Chief Executive Officer and succeed Devin Nunes as the Company’s principal executive officer.  The Company and Mr. Nunes entered into a Separation and Release Agreement (the “Separation Agreement”), dated as of April 21, 2026, pursuant to which Mr. Nunes ceased to be an employee, officer or director of the Company or any subsidiary or affiliate of the Company—including Chairman of the Board. Upon his separation from the Company pursuant to the Separation Agreement, Mr. Nunes is entitled to continuation of his base salary from April 21, 2026, through September 30, 2026. Additionally, the Separation Agreement provides for accelerated vesting of 96,721 time-based RSUs granted to Mr. Nunes on August 6, 2025 under the Company’s 2024 Amended & Restated Equity Incentive Plan, and the forfeiture of all other unvested equity.

Also on April 21, 2026, the Board appointed Mr. McGurn to serve as Interim Chief Executive Officer of the Company, effective immediately. In connection with Mr. McGurn’s appointment, the Company and Mr. McGurn entered into an Employment Agreement, effective as of April 21, 2026, which provides for an initial employment term of nine months.

Effective April 24, 2026, the Board appointed Meredith O’Rourke and Boris Epshteyn as members of the Board.  Mr. Epshteyn was subsequently appointed Chairman of the Board, effective April 30, 2026.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “aim,” “plan,” “may,” “will,” “continue,” “should,” “seek” and variations and similar words and expressions identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2026, and other documents filed with the SEC, which describe additional factors that could adversely affect our business, financial condition, or results of operations. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We ended March 31, 2026, with approximately $2,080.8 million of cash, cash equivalents, restricted cash, short-term investments, equity securities, convertible note receivable, interest receivable, digital assets, and digital assets pledged as well as approximately $958.6 million of debt (excluding lease liabilities). Our $30.5 million of restricted cash serves as collateral to our debt, which may be used to purchase bitcoin and bitcoin related securities.

Truth Social

Truth Social was generally made available in the first quarter of 2022. TMTG prides itself on operating its platform, to the best of its ability, without relying on Big Tech companies. Partnering with mission-aligned technology firms, we fully launched Truth Social for iOS in April 2022. We debuted the Truth Social web application in May 2022, and the Truth Social Android App became available in the Samsung Galaxy and Google Play stores in October 2022. In July 2025, TMTG announced the launch of a Truth Social app for iPads.

We introduced direct messaging to all versions of Truth Social in 2022, released a “Groups” feature for users in May 2023, and announced the general availability of Truth Social internationally in June 2023. In March 2025, TMTG announced updates and enhancements to the “Groups” feature. TMTG has also connected the Truth Social platform to its Truth+ streaming service, and added additional features including the “for you” feed, a “discover” tab to find trending content, and a carousel to recommend other accounts.

To support a safe and free user environment, Truth Social maintains policies prohibiting illegal content and other restricted material, including exploitation, explicit sexual content, unlawful activity, and other violations of the platform’s terms of service.  TMTG utilizes a combination of human review and third-party technology tools to support content moderation efforts designed to promote platform integrity while preserving open expression.”

Truth+

On April 16, 2024, TMTG announced that, after nine months of testing on its Web and iOS platforms, the Company had completed the research and development phase of a new live TV streaming platform and expected to begin scaling up its own content delivery network (“CDN”) branded as Truth+.

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

Since the initial launch of Truth+, TMTG has steadily added both on-demand content and live 24-hour news streams. TMTG is actively developing various means of monetizing the Truth+ platform, including through advertising. On July 9, 2025, TMTG announced the public beta testing of a subscription plan with premium content, the Patriot Package—and that, in the future, Patriot Package subscribers will accumulate Truth gems, which will eventually be tied to a utility token on both Truth Social and Truth+. On August 7, 2025, TMTG announced that Truth+ launched a slate of on-demand content from the Great American Media broadcaster—home to a wide array of programming and brands, spanning faith, comedies, dramas, classic series, lifestyle content, and more, and on August 7, 2025, TMTG announced that Truth+ had added British news broadcaster GB News to the Truth+ platform.

Truth Predict

In October 2025, TMTG announced that it would partner with Crypto.com | Derivatives North America (CDNA), a CFTC-registered exchange and clearinghouse, to offer its users technology to access embedded prediction markets capabilities through CDNA.  While Truth Predict remains in development, we currently expect that upon launch, it will primarily entail marketing and promotion collaboration with OG.com—a new prediction market experience announced by Crypto.com in February 2026.

Truth.Fi

On January 29, 2025, TMTG announced a financial technology strategy, Truth.Fi. In addition to traditional investment vehicles, these funds may be allocated to customized separately managed accounts (“SMAs”); customized exchange-traded funds and/or exchange-traded products (collectively, “ETFs”); and bitcoin and similar cryptocurrencies or crypto-related securities. On April 15, 2025, TMTG and its partners announced the launch of SMAs. On April 22, 2025, TMTG and its partners announced an agreement to launch a series of equity ETFs. On December 30, 2025, TMTG announced the launch of five ETFs on the New York Stock Exchange: Truth Social American Security & Defense ETF (TSSD), Truth Social American Next Frontiers ETF (TSFN), Truth Social American Icons ETF (TSIC), Truth Social American Energy Security ETF (TSES), and the Truth Social American Red State REITs ETF (TSRS).

On January 28, 2026, our consolidated VIE announced it had entered into an agreement to reorganize the God Bless America ETF (Ticker: YALL) into the Truth Social Funds. If approved by shareholders of the God Bless America ETF, the asset purchase agreement is expected to close in the second quarter of 2026.

On February 19, 2026, our consolidated VIE announced it had entered into an agreement to reorganize the Point Bridge America First ETF (Ticker: MAGA) into the Truth Social Funds. If approved by shareholders of the Point Bridge America First ETF, the asset purchase agreement is expected to close in the second quarter of 2026.

Bitcoin and Digital Asset Strategy

TMTG has implemented a bitcoin and digital asset treasury strategy, and may also consider the acquisition of other, similar cryptocurrencies.

Digital Token Initiative

On December 31, 2025, TMTG announced a digital token initiative.  On January 20, 2026, TMTG announced the record date for the initiative would be February 2, 2026.  TMTG continues to work toward implementation of this initiative, and is currently assessing feasibility of potential methods to distribute digital tokens to shareholders including in light of challenges associated with obtaining necessary information from shareholders classified as Objecting Beneficial Owners (“OBOs”) in order to facilitate token distributions.

Company Growth Strategy

While continuing to develop, refine, and expand its existing products and services, TMTG has consistently sought to further diversify into new sectors. A key part of its strategy has been to form partnerships with great companies that align with TMTG’s mission, and to expand into new realms through mergers and acquisitions. We have strongly focused on assessing potential merger-and-acquisition opportunities with top-quality companies and identifying “crown jewel” assets.

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

On February 27, 2026, TMTG management was authorized by the Board of Directors to explore the future structure of the Company as we proceed with the pending merger with TAE.  Management is in ongoing discussions with TAE and Texas Ventures Acquisition III Corp. (Nasdaq: TVA) (“Texas Ventures III”), a formerly related-entity, regarding potential alternatives for the assets and liabilities of TMTG businesses, including Truth Social, into a new publicly-traded company (“SpinCo”) following the closing of the previously announced pending merger transaction between TMTG and TAE. In this considered option, shares of SpinCo would be distributed to shareholders of record of TMTG prior to the closing of the merger with TAE, and thereafter SpinCo would merge with Texas Ventures III. The TAE businesses, along with certain TMTG businesses and assets, would remain with the current public company (TMTG) following the completion of the spin-off. The previously announced merger will combine the strength of TMTG’s existing balance sheet with TAE’s leading technologies. The potential transaction under consideration by management and subject to final approval by the Board is intended to create shareholder value through the creation of pure play companies, each with distinct strategies. Certain affiliates of Yorkville America are executive officers of Texas Ventures III, and certain executives of TMTG were formerly executive officers of TVA.

Consolidated Results of Operations

The following table sets forth our consolidated financial results for the periods presented and the dollar and percentage changes between those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

(in thousands)	For the three months March 31, 2026	For the three months March 31, 2025	Variance, $	Variance, %
Revenue	$871.2	$821.2	50.0	6%
Operating costs and expenses:
Cost of revenue	1,501.0	336.7	1,164.3	346%
Research and development	8,402.1	12,564.9	(4,162.8)	(33%)
Sales and marketing	691.2	497.4	193.8	39%
General and administration	37,937.0	25,178.0	12,759.0	51%
Unrealized loss on digital assets and digital assets pledged	243,961.4	-	243,961.4	100%
Depreciation and amortization	1,866.4	1,779.2	87.2	5%
Total operating costs and expenses	294,359.1	40,356.2	254,002.9	629%
Loss from operations	(293,487.9)	(39,535.0)	(253,952.9)	642%
Other income/(expense):
Interest income	7,230.2	7,995.2	(765.0)	(10%)
Interest expense	(11,469.8)	(186.8)	(11,283.0)	6,040%
Investment loss	(108,209.8)	-	(108,209.8)	(100%)
Litigation settlement	151.9	-	151.9	100%
Loss from operations before income taxes	$(405,785.4)	$(31,726.6)	(374,058.8)	1,179%

Revenues

Revenues increased $50.0 to $871.2 for the three months ended March 31, 2026 compared to revenue of $821.2 for the three months ended March 31, 2025. The increase was attributable to subscriptions to the Patriot Package offered as part of our beta launch of Truth+ and management fees earned from our Truth.Fi ETF offerings, partially offset by a decrease in advertising revenue on our Truth Social platform.

Cost of revenue

Cost of revenue increased $1,164.3 to $1,501.0 for the three months ended March 31, 2026 compared to $336.7 for the three months ended March 31, 2025. The increase was primarily due to $1,035.0 of expense incurred related to a barter arrangement where we have received advertising services, but not provided reciprocating advertising services to the counterparty, and content license and data center lease costs that support our burgeoning Truth+ platform.

Research and development expense

Research and development expense decreased $4,162.8 to $8,402.1 for the three months ended March 31, 2026 compared to $12,564.9 for the three months ended March 31, 2025. The decrease was primarily driven by lower stock-based compensation expense of $3,122.1 in the first quarter of 2026 compared to $7,561.0 of stock-based compensation expense recorded in the first quarter of 2025.

Sales and marketing expense

Sales and marketing expense increased $193.8 to $691.2 for the three months ended March 31, 2026 compared to $497.4 for the three months ended March 31, 2025. The increase was primarily driven by increased expenses for user engagement on Truth Social and ad placement on Truth+.

General and administration expense

General and administration expense increased $12,759.0 to $37,937.0 for the three months ended March 31, 2026 compared to $25,178.0 for the three months ended March 31, 2025. The increase was primarily due to an increase in legal fees of $13,159.3 to $24,061.2 in the three months ended March 31, 2026, compared to $10,901.9 for the three months ended March 31 2025.  This increase was partially offset by lower stock-based compensation awards of $8,707.5 during the first quarter of 2026, compared to $10,290.7 recorded in the first quarter of 2025.

Unrealized loss on digital assets and digital assets pledged

The unrealized loss related to  digital assets and digital assets pledged was $243,961.4 for the three months ended March 31, 2026, compared to $0.0 for the three months ended March 31, 2025.  The loss is due to a decline in the ending spot price of bitcoin and Cronos on their principal market from December 31, 2025 to March 31, 2026.

Depreciation and amortization

Depreciation and amortization expense increased $87.2 to $1,866.4 for the three months ended March 31, 2026 compared to $1,779.2 for the three months ended March 31, 2025.  The increase in depreciation and amortization expense was due to the acquisition of software and hardware utilized to place our CDN into service as part of our launch of streaming video through Truth+.

Interest income

Interest income decreased $765.0 to $7,230.2 for the three months ended March 31, 2026 compared to $7,995.2 for the three months ended March 31, 2025. The decrease was driven by the use of cash, cash equivalents, and restricted cash to purchase bitcoin related securities throughout 2025.

Interest expense

Interest expense increased $11,283.0 to $11,469.8 for the three months ended March 31, 2025 compared to $186.8 for the three months ended March 31, 2025. The increase in interest expense is attributable to the accreted interest on the loan assumed as a result of the WCT acquisition and our $1,000,000.0 convertible notes facility issued in May 2025.

Investment loss

Investment loss was $108,209.8 for the three months ended March 31, 2026, compared to $0.0 for the three months ended March 31, 2025. The increase was primarily due to $161,715.1 of unrealized losses on our equity securities, partially offset by $16,524.8 of realized gains from derivative instruments on our bitcoin related securities, and $36,977.3 of unrealized gains from net premiums received through the sale of written option contracts.

Litigation settlements

Litigation settlements totaled $151.9 for the three months ended March 31, 2026, compared to $0.0 for the three months ended March 31, 2025. The increase was due to our conclusion of certain legal matters related to events prior to our merger with DWAC in 2024.

Liquidity and Capital Resources

Overview

Historically, as a private company, we financed operations primarily through cash proceeds from the issuance of Private TMTG Convertible Notes. During 2024, our capitalization was significantly enhanced through receipt of proceeds from the Initial Business Combination, the conversion of warrants, and the issuance of common stock and debt described in detail in the section below titled, “Standby Equity Purchase Agreement” And “PIPE & Convertible Notes.”  As a result, we ended March 31, 2026 with $2,080,773.6 of cash, cash equivalents, restricted cash, short-term investments, equity and derivative securities, convertible note receivable, digital assets, and digital assets pledged, and $958,586.8 of debt (excluding lease liabilities).  Cash and cash equivalents consist of non-interest bearing deposits and money market funds held at financial institutions. Cash deposits are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) limitations. Short-term investments consist of repurchase agreements in which we loan our cash over 1 to 3 days to a seller in exchange for interest earned on debt securities collateralizing the loan.  The seller retains a beneficial interest in the securities serving as collateral.  Our restricted cash balance consists of $30,533.5 of cash that serves as collateral to our convertible notes, although the collateral may be used to purchase bitcoin and bitcoin related securities.  The collateral will be released to us upon payment in full of the principal, together with accrued and unpaid interest, on the Notes (defined below), or following the times upon our request that the outstanding principal balance of the Notes is $500,000.0 or less and $250,000.0 or less.

Our primary short-term requirements for liquidity and capital are to fund general working capital and to invest in our strategic growth initiatives. We currently seek to (1) grow our initial product, Truth Social; (2) increase additional product offerings and services, including through further development of our streaming technology platform, Truth+; and (3) pursue strategic acquisitions and/or partnerships, and (4) potentially refinance our convertible notes if noteholders elect to exercise their right to cash repayment in November 2026. We intend to fund these activities through a combination of deploying cash on hand, monetizing certain other assets, generating advertising, subscription, and fee-based revenues, issuing equity, issuing debt, and/or selling stock pursuant to that certain Standby Equity Purchase Agreement dated July 3, 2024.

We anticipate that the current cash and cash equivalents on hand and current sources of liquidity will be sufficient to fund current operating activities for at least the next 12 months; however, we cannot guarantee that we will not be required to obtain additional financing, or that additional financing, if needed, will be available on terms acceptable to us, or at all. In addition, although there are no other present binding understandings, commitments, or agreements with respect to any acquisition of other businesses, products, or technologies, we will, from time to time, evaluate acquisitions of other businesses, products, and technologies. If we are unable to raise additional equity or debt financing, as and when needed, we could be forced to forego such acquisitions or significantly curtail our operations.

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

No shares of common stock were sold pursuant to the terms of the SEPA during the three months ended March 31, 2026. As of March 31, 2026, we have sold a cumulative total of 20,330,365 shares of our common stock for prices between $14.31 and $36.98 per share, pursuant to the terms of the SEPA.  Proceeds of these equity sales under the terms of the SEPA were $449,874.6 (net of $513.5 of deferred offering costs).

Cash Flows

The following table shows our cash flows for the stated periods:

(in thousands)	For the three months ended March 31, 2026	For the three months ended March 31, 2025	Variance
Net cash provided by/(used) in operating activities	$17,890.0	$(9,737.8)	$27,627.8
Net cash provided by/(used in) investing activities	95,741.8	(6,310.1)	102,051.9
Net cash provided by/(used in) financing activities	$80.5	$(8,060.8)	$8,141.3

Net Cash Provided by/(Used in) Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 was $17,890.0, $27,627.8 higher than $9,737.8 used in operating activities during the three months ended March 31, 2025. The increase in cash provided by operating activities was primarily driven by the sale of previously purchased put options on our pledged bitcoin and bitcoin related securities.

Net Cash Provided by/(Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026, was $95,741.8 compared to $6,310.1 used in investing activities during the three months ended March 31, 2025. The increase was primarily due to $100,000.0 of cash inflows from the sale of our short-term investments, marginally offset by the purchase of short-term investments and equity securities.

Net Cash Provided by/(Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $80.5 compared to $8,060.8 used in financing activities for the three months ended March 31, 2025. The cash provided in the first quarter of 2026 consists of net proceeds from the exercise of warrants, compared to $8,060.8 used in the first quarter of 2025, mainly comprising the repurchase of common stock of $8,250.2, offset by $189.4 of net proceeds from the exercise of warrants.

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

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report. There has been no significant change in our exposure to market risk during the quarter ended March 31, 2026.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, TMTG’s Chief Executive Officer, and Chief Financial Officer (the “Certifying Officers”), to allow timely decisions regarding such disclosure.

Our management, with the participation of our Certifying Officers, who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report.

Based on this evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See NOTE 15 - COMMITMENTS AND CONTINGENCIES

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 (as amended the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.
(a) None.

(b) None.

(c) During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

2.1†
Business Combination Agreement, dated as of August 25, 2025, by and among Yorkville Acquisition Corp., YA S3 Inc., Foris Holdings KY Limited, Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on Augst 26, 2025).

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

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Date: May 8, 2026	By:	/s/ Kevin McGurn
	Name:	Kevin McGurn
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Phillip Juhan
	Name:	Phillip Juhan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)