Form 10-Q
period 2026-06-30
Trump Media & Technology Group Corp.
filed 2026-08-10
CIK 1849635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 277,941,274 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

FORM 10-Q FOR THE QUARTER ENDED  June 30, 2026

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
(in thousands except share and per share data)	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents (1)	$215,463.0	$134,557.6
Restricted cash	30,738.9	31,330.5
Short-term investments	209,183.1	305,053.3
Equity securities	480,467.4	722,069.1
Prepaid expenses and other current assets (1)	12,747.8	9,992.3
Accounts receivable, net	335.7	244.5
Total current assets	948,935.9	1,203,247.3

Convertible note receivable	200,000.0	200,000.0
Interest receivable	7,441.1	498.6
Property and equipment, net	2,070.5	3,051.6
Goodwill	120,884.2	120,884.2
Digital assets (Note 4)	597,675.6	904,370.6
Digital assets pledged (Note 4)	122,111.9	175,300.4
Intangible assets, net	17,085.6	19,829.6
Right-of-use assets, net	2,881.1	2,505.3
Total assets	$2,019,085.9	$2,629,687.6

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (1)	21,793.1	32,294.3
Convertible notes payable (Note 10)	964,893.9	941,893.9
Related party payables	-	262.0
Unearned revenue	400.5	30.4
Current portion of long-term debt	4,968.0	4,780.5
Current portion of operating lease liability	1,117.0	836.2
Total current liabilities	993,172.5	980,097.3

Long-term operating lease liability	1,820.8	1,723.5
Long-term debt - other	460.0	442.6
Deferred tax liability	757.8	560.1
Total liabilities	996,211.1	982,823.5
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred Stock $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Common Stock $0.0001 par value – 999,000,000 shares authorized, 277,925,030 and 276,724,314 shares issued and outstanding at June 30, 2026 and December 31, 2025	28.2	28.1
Paid in capital	5,380,454.6	5,360,448.8
Treasury stock, at cost (4,279,691 and 4,279,691 shares)	(56,516.3)	(56,516.3)
Accumulated deficit	(4,301,096.6)	(3,657,247.1)
Total stockholders’ equity	1,022,869.9	1,646,713.5
Noncontrolling interest	4.9	150.6
Total equity	1,022,874.8	1,646,864.1
Total liabilities and stockholders’ equity	$2,019,085.9	$2,629,687.6

(1)

Under certain provisions of Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”), we are required to separately disclose on our consolidated balance sheets the assets of the consolidated variable interest entity (“VIE”) that are owned by the consolidated VIE and liabilities of the consolidated VIE as to which there is no recourse against us.

As of June 30, 2026, the total assets include $3,080.7 related to the consolidated VIE of which $3,014.4 is included in cash and cash equivalents, and $66.3 in prepaid expenses and other current assets.  Total liabilities included $281.7 related to the consolidated VIE of which $281.7 is included in accounts payable and accrued liabilities.  As of December 31, 2025, the total assets include $1,556.0 related to the consolidated VIE of which $1,556.0 is included in cash and cash equivalents.  Total liabilities included $50.5 related to the consolidated VIE of which $50.5 is included in accounts payable and accrued liabilities.  There is no recourse against us for the liabilities of the consolidated VIE.

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands except share and per share data)	2026	2025	2026	2025
Net sales	$1,669.7	$883.3	$2,540.9	$1,704.5
Operating costs and expenses(1)
Cost of revenue (excluding depreciation and amortization)	499.9	342.9	2,000.9	679.6
Research and development	8,206.3	13,041.0	16,608.4	25,605.9
Sales and marketing	1,978.8	556.0	2,670.0	1,053.4
General and administration	35,935.9	28,617.9	73,872.9	53,795.9
Realized and unrealized loss on digital assets and digital assets pledged	116,683.7	-	360,645.1	-
Depreciation and amortization	1,869.1	1,833.5	3,735.5	3,612.7
Total operating costs and expenses	165,173.7	44,391.3	459,532.8	84,747.5
Loss from operations	(163,504.0)	(43,508.0)	(456,991.9)	(83,043.0)
Interest income	7,173.2	16,836.5	14,403.4	24,831.7
Interest expense	(11,735.1)	(4,105.1)	(23,204.9)	(4,291.9)
Investment income/(loss)	(71,758.2)	11,085.0	(179,968.0)	11,085.0
Litigation settlement	1,812.0	-	1,963.9	-
Loss from operations before income taxes	(238,012.1)	(19,691.6)	(643,797.5)	(51,418.2)
Income tax expense	(98.9)	(310.3)	(197.7)	(310.3)
Net loss	(238,111.0)	(20,001.9)	(643,995.2)	(51,728.5)
Less net loss attributable to noncontrolling interest	75.0	19.6	145.7	19.6
Net loss available to common stockholders	(238,036.0)	(19,982.3)	(643,849.5)	(51,708.9)

Loss per share attributable to common stockholders:
Basic	$(0.86)	$(0.08)	$(2.32)	$(0.22)
Diluted*	$(0.86)	$(0.08)	$(2.32)	$(0.22)
Weighted Average Shares used to compute net loss per share attributable to common stockholders:
Basic	277,281,585	240,512,552	277,014,365	230,597,689
Diluted	277,281,585	240,512,552	277,014,365	230,597,689

(1)Operating costs and expenses include stock-based compensation expense as follows:
Research and development	$2,930.1	$8,048.2	$6,052.2	$15,609.1
General and administration	5,152.0	9,696.4	13,859.5	19,987.2
Total stock based compensation expense	$8,082.1	$17,744.6	$19,911.7	$35,596.3

*Loss per share attributable to common stockholders for diluted calculation is based on the basic weighted shares as these are not dilutive. The basic and diluted loss per share attributable to common stockholders are therefore the same.

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common		Treasury
	Stock		Stock
	Number	Par	Number				Total
(in thousands,	of	Value	of	Treasury	Paid in	Accumulated	Stockholders’	Noncontrolling	Total
except share data)	Shares	$0.0001	Shares	Stock	Capital	Deficit	Equity	Interest	Equity
Balance as of December 31, 2024	220,785,152	$22.1	(128,138)	$(2,908.7)	$3,861,662.4	$(2,945,185.7)	$913,590.1	$-	$913,590.1
Exercise of warrants	19,292	-	-	-	221.5	-	221.5	-	221.5
Stock based compensation	-	-	-	-	17,851.7	-	17,851.7	-	17,851.7
Treasury stock	-	-	(296,345)	(8,250.2)	-	-	(8,250.2)	-	(8,250.2)
Vesting of restricted stock units	243,411	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(31,726.60)	(31,726.60)	-	(31,726.60)
Balance as of March 31, 2025	221,047,855	22.1	(424,483)	(11,158.9)	3,879,735.6	(2,976,912.3)	891,686.5	-	891,686.5
Exercise of warrants	3,659	-	-	-	42.1	-	42.1	-	42.1
Stock based compensation	-	-	-	-	17,744.6	-	17,744.6	-	17,744.6
Common stock issued in PIPE	55,857,181	5.6	-	-	1,392,401.4	-	1,392,407.0	-	1,392,407.0
Vesting of restricted stock units	825,981	0.1	-	-	(0.1)	-	-	-	-
Non-controlling interest contribution	-	-	-	-	-	-	-	250.0	250.0
Net loss	-	-	-	-	-	(19,982.3)	(19,982.3)	(19.6)	(20,001.9)
Balance as of June 30, 2025	277,734,676	$27.8	(424,483)	$(11,158.9)	$5,289,923.6	$(2,996,894.6)	$2,281,897.9	$230.4	$2,282,128.3

Balance as of December 31, 2025	281,004,005	$28.1	(4,279,691)	$(56,516.3)	$5,360,448.8	$(3,657,247.1)	$1,646,713.5	$150.6	$1,646,864.1
Exercise of warrants	8,181	-	-	-	94.1	-	94.1	-	94.1
Stock based compensation	-	-	-	-	11,829.6	-	11,829.6	-	11,829.6
Vesting of restricted stock units	221,333	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(405,813.5)	(405,813.5)	(70.7)	(405,884.2)
Balance as of March 31, 2026	281,233,519	28.1	(4,279,691)	(56,516.3)	5,372,372.5	(4,063,060.6)	1,252,823.7	79.9	1,252,903.6
Stock based compensation	-	-	-	-	8,082.1	-	8,082.1	-	8,082.1
Vesting of restricted stock units	971,202	0.1	-	-	-	-	0.1	-	0.1
Net loss	-	-	-	-	-	(238,036.0)	(238,036.0)	(75.0)	(238,111.0)
Balance as of June 30, 2026	282,204,721	$28.2	(4,279,691)	$(56,516.3)	$5,380,454.6	$(4,301,096.6)	$1,022,869.9	$4.9	$1,022,874.8

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(643,995.2)	$(51,728.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on debt	23,204.9	4,291.9
Non-cash interest income	(6,942.5)	-
Other non-cash expenses	1,330.9	-
Depreciation and amortization	3,735.5	3,612.7
Stock based compensation	19,911.7	35,596.3
Realized and unrealized loss on digital assets and digital assets pledged	360,645.1	-
Net unrealized loss/(gain) on investments	197,936.9	(3,506.9)
Operating lease amortization	509.0	447.8
Deferred taxes	197.7	310.3
Change in operating assets and liabilities
Prepaid expenses and other current assets	4,982.4	(1,490.5)
Accounts receivable	(91.2)	(299.9)
Unearned revenue	(664.9)	(1,010.7)
Operating lease liabilities	(506.6)	(436.7)
Accounts payable and accrued expenses	26,069.4	6,779.5
Net cash used in operating activities	(13,676.9)	(7,434.7)

Cash flows from investing activities
Purchases of equity securities	(2,027.8)	(118,768.1)
Sales of equity securities	78.2	18.3
Purchases of property and equipment	(10.4)	(555.7)
Purchases of short-term investments	(4,129.8)	(12,751.1)
Proceeds from short-term investments sold	100,000.0	-
Net cash provided by/(used in) investing activities	93,910.2	(132,056.6)

Cash flows from financing activities
Proceeds of convertible notes	-	960,000.0
Proceeds from PIPE, net	-	1,395,318.3
Payments of debt and equity offering costs	-	(34,399.3)
Repurchase of common stock	-	(8,250.2)
Proceeds from the exercise of warrants, net	80.5	238.1
Contribution for non-controlling interest	-	250.0
Net cash provided by financing activities	80.5	2,313,156.9

Net change in cash, cash equivalents, and restricted cash	80,313.8	2,173,665.6
Cash, cash equivalents, and restricted cash, beginning of period	165,888.1	170,236.1
Cash, cash equivalents and restricted cash, end of period	$246,201.9	$2,343,901.7
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$215,463.0	$1,343,901.7
Restricted cash	30,738.9	1,000,000.0
Total cash, cash equivalents, and restricted cash, end of period	$246,201.9	$2,343,901.7

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$895.7

Noncash investing and financing activities
Operating lease asset obtained in exchange for operating lease obligation	$884.7	$-

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the historical accounts of Trump Media & Technology Group Corp (“TMTG” or the “Company”). The mission of TMTG is to end Big Tech’s assault on free speech by opening up the Internet and giving people their voices back. TMTG operates Truth Social, an open social media platform centered on free speech that is designed to be uncancellable, as well as Truth+, a streaming platform focusing on family-friendly live TV channels and on-demand content.  TMTG has also launched Truth.Fi, a financial services and FinTech brand incorporating America First investment vehicles, and a digital asset strategy, including a bitcoin treasury.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented.  The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2026.

These unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended, the “Annual Report”).

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

Unearned revenue

Unearned revenue primarily consists of billings or payments received from customers, or services provided in a barter transaction, in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Unearned revenue of $0.0 and $30.4 was recognized as revenue for the three and six months ended June 30, 2026, respectively, which was included in the unearned revenue balance as of  December 31, 2025. As of  June 30, 2026, unearned revenue is expected to be recognized during the succeeding 12-month period and is therefore presented as a current liability on the condensed consolidated balance sheets.

Options

We manage our exposure to bitcoin price fluctuation through derivative instruments on bitcoin and bitcoin related securities, as part of our digital asset treasury strategy. In order to manage this risk, we sell covered put and covered call options, purchase call and put options, use a synthetic long strategy that uses a combination of a purchased call option and a sold put option which provides us exposure to increases in bitcoin prices while limiting downside risk should the price decrease, or use a collar strategy that uses a combination of a purchased put option and a sold call option which are intended to provide us protection from downside risk. These derivative instruments are not designated as hedging instruments. We do not enter into derivative contracts for speculative purposes unrelated to our digital asset treasury strategy.

Written covered put and call options on bitcoin and bitcoin related securities generate premium income and are intended to allow us to purchase bitcoin related securities at lower effective prices. The put options are covered by collateral for potential purchases and the call options are covered by our ownership in the underlying bitcoin or bitcoin related security. In exchange for this commitment, we receive premiums immediately paid in cash or receivable in bitcoin upon settlement of the option contract. The difference between the premium received or receivable and the amount paid while affecting a closing purchase transaction, including brokerage commissions, is also treated as a realized investment gain or loss.  This premium acts as income, increasing our investment yield.  If the written put option expires worthless, we keep the full premium as profit with no obligation to purchase. If a written put option is exercised, we buy the security at the strike price using the cash or other collateral, and the premium received reduces the effective cost basis, allowing us to acquire the securities at a discount compared to direct market purchases.  If a written call option is exercised, we sell the security at the strike price using our existing holdings of the security, and the premium received reduces any loss or increases any gain we may incur.

The writer of an option bears the market risk of an unfavorable change in the price of the underlying security. The aggregate fair value of unexpired options written are included in accounts payable and accrued expenses in the consolidated balance sheets. Cash held as collateral for written options is classified as restricted cash on the consolidated balance sheet. Securities and bitcoin held as collateral for outstanding call options are presented within equity securities and digital assets pledged, respectively, on the consolidated balance sheet. Premiums received in bitcoin on expired contracts are classified within digital assets pledged on the consolidated balance sheet, as these bitcoins are immediately rehypothecated to our digital asset manager to reinvest as part of our strategy.  As of  June 30, 2026 and  December 31, 2025, we had $0.0 and $951.6 of restricted cash covering our unexpired put options, respectively.  We had $0.0 and $566,700.1 of equity securities, and $122,111.9 and $350,600.8 of digital assets restricted to cover unexpired call and put options as of  June 30, 2026 and  December 31, 2025, respectively.

Concentrations of risks

Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Although we deposit cash and cash equivalents with multiple banks, these deposits may exceed the amount of Federal Deposit Insurance Corporation limits provided on such deposits.

Digital assets, digital assets pledged, and equity securities represent a significant holding, constituting approximately 59.4% and 68.5% of our total assets as of  June 30, 2026 and  December 31, 2025, respectively.

One advertising platform accounted for 49.9% and 91.0% of our total revenue for the six months ended June 30, 2026 and 2025, respectively.

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

Recently issued accounting standard

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the applicability of Topic 270 and the form and content of interim financial statements. In addition, ASU 2025-11 requires entities to disclose material events occurring since the last annual reporting period. ASU 2025-11 will be effective for interim periods beginning January 1, 2028, and can be applied on a prospective or retrospective basis. We are evaluating the disclosure impact of ASU 2025-11; however, the standard is not expected to have a material impact on our consolidated financial statements.

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

	As of June 30, 2026
	Quoted
	prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds(1)	$158,329.4	$-	$-
Repurchase agreements	-	209,183.1	-
Exchange traded funds(2)	479,306.9	-	-
Common stock(2)	1,160.5	-	-
Convertible note receivable	-	-	193,435.4
Digital assets	597,675.6	-	-
Digital assets pledged	-	122,111.9	-
Total assets measured at fair value	$1,236,472.4	$331,295.0	$193,435.4

Liabilities
Options premium liabilities(3)	$565.8	$-	$-
Convertible notes	-	-	956,283.6
Total liabilities measured at fair value	$565.8	$-	$956,283.6

	As of December 31, 2025
	Quoted
	prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds(1)	$101,800.4	$-	$-
Repurchase agreements	-	305,053.3	-
Exchange traded funds(2)	714,082.4	-	-
Purchased option assets(2)	7,986.7	-	-
Convertible note receivable	-	-	149,420.4
Digital assets	904,370.6	-	-
Digital assets pledged	-	175,300.4	-
Total assets measured at fair value	$1,728,240.1	$480,353.7	$149,420.4

Liabilities
Options premium liabilities(3)	$21,433.9	$-	$-
Convertible notes	-	-	945,197.0
Total liabilities measured at fair value	$21,433.9	$-	$945,197.0

(1)	Money market funds are reflected in cash, cash equivalents, and restricted cash in the consolidated balance sheets.
(2)	Reflected in equity securities in the consolidated balance sheets.
(3)	Reflected in accounts payable and accrued expenses in the consolidated balance sheets.

The fair value of our money market funds, equity securities, digital assets, option assets, and option premium liabilities are classified within Level 1, because we use quoted market prices to determine their fair value. Exchange traded funds and common stock are valued based on the last trade price on the primary exchange on which they are traded, and options are valued based on the mean of the last bid and ask price. Digital assets are valued using the quoted (unadjusted) closing price of bitcoin and Cronos in U.S. dollars on the active exchange that we have determined is its principal market at 4:00 PM Eastern on  June 30, 2026. We have not realized any material losses related to these securities.

We also estimate the fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and accrued compensation and employee benefits. The Company considers the carrying value of these instruments in the condensed consolidated financial statements to approximate fair value due to their short maturities.

NOTE 4 – DIGITAL ASSETS AND DIGITAL ASSETS PLEDGED

Our digital asset holdings as of  June 30, 2026 and  December 31, 2025 consisted of the following:

		As of June 30, 2026			As of December 31, 2025
			Fair			Fair
	Units	Cost Basis	Value	Units	Cost Basis	Value
Bitcoin	9,477.16	$1,006,013.3	$557,094.6	9,542.16	$1,131,024.3	$836,371.8
Cronos	756,079,523.00	113,949.3	40,581.0	756,079,523.00	113,949.3	67,998.8
		$1,119,962.6	$597,675.6		$1,244,973.6	$904,370.6

The following table presents a reconciliation of our digital asset holdings:

	Bitcoin	Cronos
Balance at December 31, 2025	$836,371.8	$67,998.8
Addition of digital assets	119,752.0	-
Disposition of digital assets	(128,756.8)	-
Loss from derecognition of digital assets	(52,240.8)	-
Unrealized loss on digital assets(1)	(218,031.6)	(27,417.8)
Balance at June 30, 2026	$557,094.6	$40,581.0
(1)	Excludes unrealized loss on digital assets pledged of $55,548.4 for the six months ended June 30, 2026.

The following table presents a reconciliation of the components of Loss on digital assets and digital assets pledged for the six months ended June 30, 2026:

Loss on reacquisition of digital assets pledged	$(55,548.4)
Unrealized loss on digital assets pledged	(7,406.5)
Loss from derecognition of digital assets	(52,240.8)
Unrealized loss on digital assets	(245,449.4)
Total loss on Digital assets and digital assets pledged	$(360,645.1)

As of  June 30, 2026, and  December 31, 2025, we had 4,260.73 bitcoin with a fair value of $250,457.9 and $373,453.7, respectively, serving as collateral to convertible notes (Note 10). We are restricted from distributing or withdrawing this bitcoin subject to meeting certain loan indenture requirements, with restrictions lifted no later than maturity of the convertible notes on May 29, 2028.

We hold covered options on bitcoin with a counterparty to hedge our exposure to bitcoin’s volatility, which requires us to maintain bitcoin as collateral that the counterparty can rehypothecate at their sole discretion.  The counterparty to our bitcoin hedging transactions holds the related premiums paid in bitcoin as collateral until expiration of the respective option contract.  As of   June 30, 2026, we pledged 2,077.34 bitcoins for our option strategy.

We had covered-call options referencing 1,445.00 bitcoin, with strike prices ranging from $62.0 to $76.0 and maturities in July 2026 and covered-put option referencing 170.00 bitcoin with strike prices ranging from $55.0 to $59.0 and maturities in July 2026, as of  June 30, 2026. The fair value of bitcoin pledged for our covered options as of  June 30, 2026 and  December 31, 2025, was $122,111.9 and $350,600.8, respectively.  We did not record an expected credit loss related to the digital assets pledged.  The fair value of the liability on the covered options on bitcoin hedged was $565.8 and $7,517.4 as of  June 30, 2026 and  December 31, 2025, and is recorded within accounts payable and accrued liabilities on our condensed consolidated balance sheet.

We purchased 684,427,004.00 Cronos pursuant to a purchase agreement in August 2025, which restricts our ability to sell our Cronos over a three-year period. Beginning August 26, 2026, we are able to sell up to 68,442,704.00 Cronos over the ensuing six months. Subsequent sales windows for the following three years from February 26, 2027, allow for the sale of between 15% and 25% of our restricted Cronos holdings in each window. On August 26, 2029, all sales restrictions on our restricted Cronos will lapse.  As of  June 30, 2026, we are restricted from selling 684,427,004.00 Cronos with a fair value of $36,735.3.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes our goodwill balance:

	Media	Truth.Fi	Total
Balance at December 31, 2025	$120,884.2	$-	$120,884.2
Goodwill related to acquisitions	-	-	-
Balance at June 30, 2026	$120,884.2	$-	$120,884.2

Finite-lived intangible assets, net are summarized as follows:

	June 30, 2026
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(9,337.2)	$15,162.8
Exclusivity rights	3,100.0	(1,177.2)	1,922.8
Intangible assets, net	$27,600.0	$(10,514.4)	$17,085.6

	December 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(6,902.0)	$17,598.0
Exclusivity rights	3,100.0	(868.4)	2,231.6
Intangible assets, net	$27,600.0	$(7,770.4)	$19,829.6

Amortization expense was $1,379.6 for the three months ended   June 30, 2026 and 2025, and $2,744.0 for the six months ended June 30, 2026 and 2025. As of  June 30, 2026, the weighted-average remaining amortization period for amortizable intangible assets was 3.10 years.

Based on the balance of finite-lived intangible assets at  June 30, 2026, expected remaining future amortization expense is as follows:

Year Ending December 31:
2026 (remainder of)	$2,789.5
2027	5,533.5
2028	5,548.7
2029	3,213.9
$17,085.6

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accounts payable	$1,615.5	$3,848.0
Other accrued expenses	19,494.7	6,904.0
Income tax payable	8.9	0.2
Franchise tax payable	108.2	108.2
Option premium liabilities	565.8	21,433.9
Accounts payable and accrued expenses	$21,793.1	$32,294.3

NOTE 7 – LEASES

During the six months ended June 30, 2026 and 2025, we recognized additional right of use (ROU) assets and lease liabilities of $884.7 and $0.0, respectively. We elected not to recognize ROU assets and lease liabilities arising from short-term leases with initial terms of twelve months or less on the consolidated balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using an estimated incremental borrowing rate.  The weighted average incremental borrowing rate applied was 8.00%.  As of  June 30, 2026, our leases had a remaining weighted average term of 2.67 years.

Operating leases are included in the consolidated balance sheets as follows:

Classification		June 30, 2026	December 31, 2025
Lease assets
Operating lease cost ROU assets, net	Assets	$2,881.1	$2,505.3
Total lease assets		$2,881.1	$2,505.3

Lease liabilities
Operating lease liabilities, current	Current liabilities	$1,117.0	$836.2
Operating lease liabilities, non-current	Liabilities	1,820.8	1,723.5
Total lease liabilities		$2,937.8	$2,559.7

The components of lease costs, which are included in loss from operations in our condensed consolidated statements of operations were as follows:

	Three months ended

	June 30,	June 30,
	2026	2025
Lease costs
Operating lease costs	$326.1	$302.5
Variable lease costs	13.3	41.5
Short-term lease costs	8.7	8.5
Total lease costs	$348.1	$352.5

	Six months ended

	June 30,	June 30,
	2026	2025
Lease costs
Operating lease costs	$626.5	$577.4
Variable lease costs	28.4	67.7
Short-term lease costs	17.4	17.0
Total lease costs	$672.3	$662.1

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the six months ended June 30, 2026, are as follows:

2026 (remainder of)	$650.4
2027	1,328.6
2028	1,101.4
2029	171.5
Total future minimum lease payments	3,251.9
Amount representing interest	(314.1)
Present value of net future minimum lease payments	$2,937.8

NOTE 8 - INCOME TAXES

The estimated annual effective tax rate applied to the six months ended June 30, 2026, is (0.13%) which differs from the U.S. federal statutory rate of 21% principally due to the projection of U.S. net operating loss for the six months ended June 30, 2026 with full application of a valuation allowance and the change in the net deferred tax liability remaining after application of the valuation allowance ("naked credit" or “hanging credit"). As of  June 30, 2026, we had U.S. Federal and state net operating loss carryforwards (“NOLs”) with a tax benefit of $61,637.9 and capital loss carryforward with a tax benefit of $16,407.8. NOLs are available for use indefinitely and capital losses are available for 5 years.

NOTE 9 – RELATED PARTY TRANSACTIONS

M&A Advisory Fee

We engaged Yorkville Securities, LLC (“Yorkville Securities”) to serve as M&A Advisor in connection with the pending merger with TAE Technologies, Inc. in December 2025. In exchange for the M&A advisory services provided by Yorkville Securities we agreed to pay Yorkville Securities a fee equal to 6,000,000 shares of our common stock in the event that (a) a transaction is consummated prior to the termination of the engagement period or within twelve months following the termination of the engagement period or (b) the Company, prior to the termination of the engagement period or within twelve months following the termination of the engagement period, enters into an agreement with respect to a potential transaction and such transaction is subsequently consummated. As of  June 30, 2026, an event requiring payment of the fee has not been triggered.

Yorkville America Transactions

Yorkville America, LLC (“Yorkville America”) serves as the Registered Investment Advisor for investment vehicles and financial products that utilize our Truth.Fi and certain Truth Social intellectual property, where we are the primary beneficiary. We paid certain compensation, professional fees, and expense reimbursement totaling $123.1 and $227.0 for the three and six months ended June 30, 2026 to affiliates of Yorkville America related to the management of our VIE. No amounts were payable to affiliates of Yorkville America as of  June 30, 2026 and  December 31, 2025.

NOTE 10 – LONG-TERM DEBT

Convertible Notes

On May 29, 2025, we entered into an Indenture (the “Indenture”), providing for $1,000,000.0 in 0.00% convertible senior secured notes due on May 29, 2028 (the “Notes”), unless earlier repurchased or converted. The Notes carry a 4.00% original issuance discount. Each Note holder has the right at its option, to require us to repurchase its Notes for cash on November 30, 2026, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, subject to the terms and conditions in the Indenture.

Each holder of the Notes may, at their option, convert such holder’s Notes into shares of our common stock at a conversion rate of 28.8 shares per $1.0 of Notes. We retain the right to force conversion if, at any time after November 29, 2025, the last reported sale price of our common stock exceeds 130% of the conversion rate for any 20 consecutive trading days during a 30- day trading period. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Within 45 days of closing, we were required to have a Loan-to-Collateral Ratio of less than or equal to 1.0 to 1.0, with the Loan-to-Collateral Ratio calculated as the aggregate outstanding principal balance of all Notes divided by the sum of (i) the aggregate market value of bitcoin collateral multiplied by 0.5263157895, plus (ii) the aggregate value of all of cash and cash equivalents collateral. Required collateral of $1,000,000.0 was delivered to the Collateral Agent within 45 days of closing. We have utilized this cash delivered to the Collateral Agent to purchase bitcoin and bitcoin related assets to serve as collateral in order to meet our Loan-to-Collateral Ratio.  As of  June 30, 2026, we have $30,738.9 of restricted cash, $233,030.0 of equity securities, and $250,457.9 of bitcoin serving as collateral.

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

For the three and six months ended June 30, 2026, we accreted $11,631.7 and $23,000.0, respectively, and for the three and six months ended June 30, 2025 we accreted $3,914.7 of interest expense on the Notes.  The effective interest rate of the Notes is 4.80% per annum. The estimated fair value of the Notes as of  June 30, 2026 was $956,283.6, and is based on unobservable inputs in which there is little or no market data and therefore is classified as a Level 3 fair value measurement.

Term Loan

We assumed a loan from our business combination with WorldConnect Technologies, LLC.  As of  June 30, 2026 and  December 31, 2025, the term loan had a carrying amount of $5,428.0 and $5,223.1, respectively, with $4,968.0 and $4,780.5 of the term loan due within 12 months of  June 30, 2026 and  December 31, 2025, respectively. For the three months ended  June 30, 2026 and 2025, we accreted interest expense of $103.4 and $190.5, respectively, and for the six months ended June 30, 2026 and 2025 we accreted interest expense of $204.9 and $377.3, respectively, related to the term loan.

The term loan carries an effective interest rate of 7.72% per annum.

Future minimum payments of the long-term debt as of  June 30, 2026 are as follows:

Year Ending December 31:
2026	$988,504.5
2027	500.0
Total future minimum payments	989,004.5
Less: unamortized original issue discount and debt issuance costs	(18,682.6)
970,321.9
Less: current	(969,861.9)
$460.0

NOTE 11 – LOSS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of stock outstanding during the period. We computed diluted earnings per share of common stock based on the weighted average number of shares of stock outstanding plus potentially dilutive shares of stock outstanding during the period. Potentially dilutive shares of stock from employee incentive plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs, convertible notes and warrants. Since we incurred a net loss for the periods ended  June 30, 2026 and 2025, all potential dilutive shares are anti-dilutive.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	June 30, 2026	June 30, 2025
Convertible notes	28,324,940	28,799,996
Warrants	11,011,237	11,022,594
RSUs	3,893,553	2,036,893
Total common stock equivalents excluded from dilutive income/loss per share	43,229,730	41,859,483

NOTE 12 – STOCKHOLDERS’ EQUITY

The following table summarizes warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding at January 1, 2026	11,019,418	$11.50	3.31
Granted	-	-	-
Exercised	(8,181)	11.50	-
Expired or cancelled	-	-	-
Outstanding at June 30, 2026	11,011,237	$11.50	2.82
Exercisable at June 30, 2026	11,011,237	$11.50	2.82

NOTE 13 – STOCK BASED COMPENSATION

2024 Equity Incentive Plan

The following table summarizes stock award activity:

		Weighted
	Number of	Average	Aggregate
	Shares of	Grant-Date	Intrinsic
	Common Stock	Fair Value	Value
Outstanding at January 1, 2026	3,164,030	24.83	-
Granted: RSUs	3,431,830	9.11	-
Vested	(1,192,535)	23.37	-
Forfeited	(1,509,772)	24.35	-
Outstanding at June 30, 2026	3,893,553	$11.61	$30,136.1

The aggregate fair value of awards that vested in the three and six months ended June 30, 2026 was $8,101.1 and $10,135.2, respectively, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested includes shares of common stock that we withheld from employees to satisfy the minimum statutory tax withholding requirements.

As of  June 30, 2026, unrecognized compensation expense related to non-vested equity grants was $43,848.9 with an expected remaining weighted-average recognition period of approximately 2.51 years.

NOTE 14 – INVESTMENT INCOME/(LOSS)

Investment income/(loss) consists of the following:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Realized gain on derivatives	$1,730.5	$18,255.3
Unrealized loss on equity securities	(73,690.8)	(235,406.0)
Unrealized gain on derivatives	491.8	37,469.2
Dividend income	8.6	11.8
Investment expenses	(298.3)	(298.3)
	$(71,758.2)	$(179,968.0)

As of  June 30, 2026, $491.8 of the unrealized gain on derivatives relates to unexpired derivatives contracts on bitcoin.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, management does not expect the resolution of these legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.

Litigation with ARC Global Investments II LLC and Patrick Orlando

On July 19, 2026, we announced that all claims between and among individuals and entities including TMTG, Patrick Orlando, and ARC Global Investments II, LLC had been mutually resolved pursuant to a confidential settlement agreement. The outcome of this settlement is recorded within our condensed consolidated statement of operations for the three and six months ended June 30, 2026.

Potential Litigation with Michael Melkersen

On July 7, 2026, TMTG received a demand letter from counsel to Michael Melkersen alleging an entitlement to the issuance of TMTG stock arising out of Mr. Melkersen’s investment in DWAC’s sponsor and threatening potential litigation in the U.S. District Court for the Southern District of Florida.

NOTE 16 – SEGMENT INFORMATION

We report our operating results through two reportable segments: Media and Truth.Fi:

•	Media includes products and services such as advertisement through our Truth Social platform, including Truth Predict, and Truth+ paid streaming subscriptions.
•

Truth.Fi provides separately managed accounts (“SMAs”); customized exchange-traded funds and/or exchange-traded products (collectively, “ETFs”) invested in America First principles, and bitcoin and similar cryptocurrencies or crypto-related securities.

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

Our Chief Operating Decision Maker (CODM), as of  June 30, 2026, is our Chief Executive Officer. Our CODM evaluates the performance of and allocates resources to our segments based on each segment’s earnings before interest, taxes, depreciation and amortization (Segment EBITDA).  Segment EBITDA is defined as segment revenue less operating costs and expenses, excluding depreciation and amortization, interest income or expense (net), provision or benefit for income taxes, change in fair value of derivative liabilities, loss on extinguishment of debt and stock-based compensation expense.  We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segment performance on a consistent basis.

Our CODM uses cash, cash equivalents, restricted cash, short-term investments, and equity securities as part of the evaluation of performance and allocation of resources within our corporate & other category.  Total assets are not used to evaluate the performance of our segments. For the three and six months ended June 30, 2026, our Media segment earned revenue of $1,434.8 and $2,052.3 from advertising, respectively, and $179.5 and $372.1 from subscriptions, respectively.  Our Truth.Fi segment earned management fees of $55.4 and $116.5 for the three and six months ended June 30, 2026.  All revenue for the three and six months ended June 30, 2025, were earned in the Media segment from advertising.

Review of cash forecast models is used to assess the segment’s results and performance and inform investment decisions by our CODM.  Consolidated net loss and Segment EBITDA are used to monitor budgeted versus actual results.  Additionally, review of budgeted versus actual results is used in assessing performance of the segment.

The following table presents our segment information for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Media
Revenue	$1,614.3	$883.3	$2,424.4	$1,704.5
Other segment items(1)	(7,876.3)	(6,027.3)	(15,561.6)	(11,872.6)
Segment EBITDA	(6,262.0)	(5,144.0)	(13,137.2)	(10,168.1)

Truth.Fi
Revenue	55.4	-	116.5	-
Other segment items(2)	(830.5)	(215.4)	(1,620.4)	(215.4)
Segment EBITDA	(775.1)	(215.4)	(1,503.9)	(215.4)

Total revenue	1,669.7	883.3	2,540.9	1,704.5
Total other segment items	(8,706.8)	(6,242.7)	(17,182.0)	(12,088.0)
Total Segment EBITDA	(7,037.1)	(5,359.4)	(14,641.1)	(10,383.5)

Net loss	$(238,111.0)	$(20,001.9)	$(643,995.2)	$(51,728.5)
Interest (income)/expense, net	4,561.9	(12,731.4)	8,801.5	(20,539.8)
Depreciation & amortization	1,869.1	1,833.5	3,735.5	3,612.7
Stock-based compensation	8,082.1	17,744.6	19,911.7	35,596.3
Income taxes	98.9	310.3	197.7	310.3
	$(223,499.0)	$(12,844.9)	$(611,348.8)	$(32,749.0)
Corporate & other	216,461.9	7,485.5	596,707.7	22,365.5
Segment EBITDA	(7,037.1)	(5,359.4)	(14,641.1)	(10,383.5)

The following table provides information related to our cash, cash equivalents, restricted cash, short-term investments, and equity securities:

	June 30, 2026			December 31, 2025
			Corporate			Corporate
	Media	Truth.Fi	& Other	Media	Truth.Fi	& other
Cash, cash equivalents, and restricted cash	$7,705.5	$3,299.4	$235,197.0	$4,106.3	$1,791.3	$159,990.5
Short-term investments	-	-	209,183.1	-	-	305,053.3
Equity securities	-	-	480,467.4	-	-	722,069.1
	$7,705.5	$3,299.4	$924,847.5	$4,106.3	$1,791.3	$1,187,112.9

(1)

Other segment items in Media are primarily composed of cost of sales, personnel costs-excluding stock-based compensation, data center and system infrastructure costs excluding depreciation, and sales and marketing.

(2)	Other segment items in Truth.Fi are primarily composed of professional fees, licensing fees, personnel costs, and marketing costs associated with the launch and operations of ETFs and SMAs.

NOTE 17 - SUBSEQUENT EVENTS

In July 2026, we sold equity securities invested in bitcoin related securities with a fair value of $159,586.0 at the time of sale and purchased bitcoins with the proceeds.  As of July 31, 2026, we held approximately 14,139 bitcoins, including bitcoin pledged, with an aggregate fair market value of $890,524.5 (based on the market price of $62,982 of one bitcoin as reported on the active exchange that we have determined is its principal market as of July 31, 2026, at 4:00 PM Eastern Time).

On July 27, 2026, our consolidated VIE announced it had completed the previously-announced acquisition and reorganization of the Point Bridge America First ETF (NYSE: MAGA) into the Truth Social Funds.

On August 1, 2026, TMTG launched Truth API, a business-to-business data feed subscription that provides licensed, low latency access to publicly-available posts from certain top Truth Social accounts.

On August 7, 2026, we mutually terminated the previously announced proposed business combination, and associated agreements, to establish Trump Media Group CRO Strategy, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “TMTG,” “we,” “us” or the “Company” refer to Trump Media & Technology Group Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report and with our audited consolidated financial statements and the sections titled “Part I. Item IA Risk Factors” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC (as herein defined). All amounts are in thousands, except per share and quantity data.  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report.

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

Overview

We ended June 30, 2026, with approximately $1,863.1 million of cash, cash equivalents, restricted cash, short-term investments, equity securities, convertible note receivable, interest receivable, digital assets, and digital assets pledged as well as approximately $970.3 million of debt (excluding lease liabilities). Our $30.7 million of restricted cash serves as collateral to our debt, which may be used to purchase bitcoin and bitcoin related securities.

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

To support a safe and free user environment, Truth Social maintains policies prohibiting illegal content and other restricted material, including exploitation, explicit sexual content, unlawful activity, and other violations of the platform’s terms of service.  TMTG utilizes a combination of human review and third-party technology tools to support content moderation efforts designed to promote platform integrity while preserving open expression.

On August 1, 2026, TMTG launched Truth API, a business-to-business data feed subscription that provides licensed, low latency access to publicly-available posts from certain top Truth Social accounts.

Truth+

On April 16, 2024, TMTG announced that, after nine months of testing on its Web and iOS platforms, the Company had completed the research and development phase of a new live TV streaming platform and expected to begin scaling up its own content delivery network (“CDN”) branded as Truth+.

We announced plans to roll out our streaming content in three phases:

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

Since the initial launch of Truth+, TMTG has steadily added both on-demand content and live 24-hour news streams. TMTG is actively developing various means of monetizing the Truth+ platform, including through advertising. On July 9, 2025, TMTG announced the public beta testing of a subscription plan with premium content, the Patriot Package. On August 7, 2025, TMTG announced that Truth+ launched a slate of on-demand content from the Great American Media broadcaster—home to a wide array of programming and brands, spanning faith, comedies, dramas, classic series, lifestyle content, and more, and on August 7, 2025, TMTG announced that Truth+ had added British news broadcaster GB News to the Truth+ platform.

Truth Predict

In October 2025, TMTG announced that it would partner with Crypto.com | Derivatives North America (CDNA), a CFTC-registered exchange and clearinghouse, to offer its users technology to access embedded prediction markets capabilities through CDNA. On August 7, 2026, the companies announced that, rather than develop a direct prediction market integration on Truth Social, they plan to pivot to a marketing agreement under which Crypto.com’s prediction markets experiences will be marketed to the Truth Social user base.

Truth.Fi

On January 29, 2025, TMTG announced a financial technology strategy, Truth.Fi. In addition to traditional investment vehicles, these funds may be allocated to customized separately managed accounts (“SMAs”); customized exchange-traded funds and/or exchange-traded products (collectively, “ETFs”); and bitcoin and similar cryptocurrencies or crypto-related securities. On April 15, 2025, TMTG and its partners announced the launch of SMAs. On April 22, 2025, TMTG and its partners announced an agreement to launch a series of equity ETFs. On December 30, 2025, TMTG announced the launch of five ETFs on the New York Stock Exchange: Truth Social American Security & Defense ETF (NYSE: TSSD), Truth Social American Next Frontiers ETF (NYSE: TSFN), Truth Social American Icons ETF (NYSE: TSIC), Truth Social American Energy Security ETF (NYSE: TSES), and the Truth Social American Red State REITs ETF (NYSE: TSRS).

On June 22, 2026, our consolidated VIE announced the relaunch of the Truth Social God Bless America ETF (NYSE: YALL) into the Truth Social Funds.

On July 27, 2026, our consolidated VIE announced it had completed the previously-announced acquisition and reorganization of the Point Bridge America First ETF (NYSE: MAGA) into the Truth Social Funds.

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

Company Growth Strategy

TMTG continues to develop, refine, and expand its existing products and services, including opportunities to increase revenue in the media sector.

Additionally, TMTG has consistently sought to further diversify into new sectors. A key part of its strategy has been to form partnerships with great companies that align with TMTG’s mission, and to expand into new realms through mergers and acquisitions. We have strongly focused on assessing potential M&A opportunities with top-quality companies and identifying “crown jewel” assets.

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

On February 27, 2026, TMTG management was authorized by the Board of Directors to explore the future structure of the Company as we proceed with the pending merger with TAE.  Management engaged in discussions with TAE and Texas Ventures Acquisition III Corp. (Nasdaq: TVA) (“Texas Ventures III”), a formerly related-entity, regarding potential alternatives for the assets and liabilities of TMTG businesses, including Truth Social, into a new publicly-traded company (“SpinCo”) following the closing of the previously announced pending merger transaction between TMTG and TAE. On June 10, 2026, after further evaluation, the parties announced that they had decided to discontinue pursuing a spin-off.  Following the close of the TAE merger, the board of directors of the combined company will evaluate potential strategic alternatives for the combined company's legacy business units.

Consolidated Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table sets forth our consolidated financial results for the periods presented and the dollar and percentage changes between those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	For the three months	For the three months
	June 30,	June 30,	Variance,	Variance,
(in thousands)	2026	2025	$	%
Revenue	$1,669.7	$883.3	786.4	89%
Operating costs and expenses:
Cost of revenue (excluding depreciation and amortization)	499.9	342.9	157.0	46%
Research and development	8,206.3	13,041.0	(4,834.7)	(37)%
Sales and marketing	1,978.8	556.0	1,422.8	256%
General and administration	35,935.9	28,617.9	7,318.0	26%
Realized and unrealized loss on digital assets and digital assets pledged	116,683.7	-	116,683.7	100%
Depreciation and amortization	1,869.1	1,833.5	35.6	2%
Total operating costs and expenses	165,173.7	44,391.3	120,782.4	272%
Loss from operations	(163,504.0)	(43,508.0)	(119,996.0)	276%
Other income/(expense):
Interest income	7,173.2	16,836.5	(9,663.3)	(57)%
Interest expense	(11,735.1)	(4,105.1)	(7,630.0)	186%
Investment loss	(71,758.2)	11,085.0	(82,843.2)	(747)%
Litigation settlement	1,812.0	-	1,812.0	100%
Loss from operations before income taxes	$(238,012.1)	$(19,691.6)	(218,320.5)	1,109%

Revenues

Revenues increased $786.4 to $1,669.7 for the three months ended June 30, 2026 compared to revenue of $883.3 for the three months ended June 30, 2025. The increase was attributable to provisioning of advertising services related to a barter agreement, subscriptions to the Patriot Package offered as part of our beta launch of Truth+, and management fees earned from our Truth.Fi ETF offerings, partially offset by a decrease in advertising revenue on our Truth Social platform.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue increased $157.0 to $499.9 for the three months ended June 30, 2026 compared to $342.9 for the three months ended June 30, 2025. The increase was primarily due to content license and data center lease costs that support our budding Truth+ platform.

Research and development expense

Research and development expense decreased $4,834.7 to $8,206.3 for the three months ended June 30, 2026 compared to $13,041.0 for the three months ended June 30, 2025. The decrease was primarily driven by lower stock-based compensation expense of $2,930.1 in the second quarter of 2026 compared to $8,048.2 of stock-based compensation expense recorded in the second quarter of 2025.

Sales and marketing expense

Sales and marketing expense increased $1,422.8 to $1,978.8 for the three months ended June 30, 2026 compared to $556.0 for the three months ended June 30, 2025. The increase was primarily driven by increased expenses for user engagement on Truth Social and our ad placement platform on Truth+.

General and administration expense

General and administration expense increased $7,318.0 to $35,935.9 for the three months ended June 30, 2026 compared to $28,617.9 for the three months ended June 30, 2025. The increase was primarily due to an increase in legal fees of $10,672.7 to $25,617.5 in the three months ended June 30, 2026, compared to $14,944.8 for the three months ended June 30, 2025, related to recently concluded legal matters related to events prior to our merger with DWAC in 2024, $742.5 of higher salary expense related to the CEO transition and expanded Truth.Fi operations, and $554.0 of higher accounting advisory fees related to our pending merger with TAE.  This increase was partially offset by lower stock-based compensation expense of $4,544.4 to $5,152.0 during the three months ended June 30, 2026, compared to $9,696.4 recorded in the three months ended June 30, 2026.

Unrealized loss on digital assets and digital assets pledged

The unrealized loss related to digital assets and digital assets pledged was $116,683.7 for the three months ended June 30, 2026, compared to $0.0 for the three months ended June 30, 2025.  The loss is due to a decline in the ending spot price of bitcoin and Cronos on their principal markets from March 31, 2026 to June 30, 2026.

Depreciation and amortization

Depreciation and amortization expense increased $35.6 to $1,869.1 for the three months ended June 30, 2026 compared to $1,833.5 for the three months ended June 30, 2025.  The increase in depreciation and amortization expense was due to the acquisition of software and hardware utilized to place our CDN into service as part of our launch of streaming video through Truth+.

Interest income

Interest income decreased $9,663.3 to $7,173.2 for the three months ended June 30, 2026 compared to $16,836.5 for the three months ended June 30, 2025. The decrease was driven by the use of cash, cash equivalents, and restricted cash to purchase bitcoin related securities throughout 2025, partially offset by interest income on our $200,000.0 convertible note receivable to TAE.

Interest expense

Interest expense increased $7,630.0 to $11,735.1 for the three months ended June 30, 2026 compared to $4,105.1 for the three months ended June 30, 2025. The increase in interest expense was attributable to the accreted interest on the loan assumed as a result of the WCT acquisition and our $1,000,000.0 convertible notes facility issued in May 2025.

Investment income/loss

Investment loss was $71,758.2 for the three months ended June 30, 2026, compared to investment income of $11,085.0 for the three months ended June 30, 2025. The decrease was primarily due to $73,690.8 of unrealized losses on our equity securities, partially offset by $1,730.5 of realized gains from derivative instruments on our bitcoin related securities, and $491.8 of unrealized gains from net premiums received through the sale of written option contracts.

Litigation settlements

Litigation settlements totaled $1,812.0 for the three months ended June 30, 2026, compared to $0.0 for the three months ended June 30, 2025. The increase was due to our conclusion of remaining legal matters related to events prior to our merger with DWAC in 2024.

Comparison of the six months ended June 30, 2026 and 2025

The following table sets forth our consolidated financial results for the periods presented and the dollar and percentage changes between those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	For the six months	For the six months
	June 30,	June 30,	Variance,	Variance,
(in thousands)	2026	2025	$	%
Revenue	$2,540.9	$1,704.5	836.4	49%
Operating costs and expenses:
Cost of revenue (excluding depreciation and amortization)	2,000.9	679.6	1,321.3	194%
Research and development	16,608.4	25,605.9	(8,997.5)	(35)%
Sales and marketing	2,670.0	1,053.4	1,616.6	153%
General and administration	73,872.9	53,795.9	20,077.0	37%
Realized and unrealized loss on digital assets and digital assets pledged	360,645.1	-	360,645.1	100%
Depreciation and amortization	3,735.5	3,612.7	122.8	3%
Total operating costs and expenses	459,532.8	84,747.5	374,785.3	442%
Loss from operations	(456,991.9)	(83,043.0)	(373,948.9)	450%
Other income/(expense):
Interest income	14,403.4	24,831.7	(10,428.3)	(42)%
Interest expense	(23,204.9)	(4,291.9)	(18,913.0)	441%
Investment loss	(179,968.0)	11,085.0	(191,053.0)	(1,724)%
Litigation settlement	1,963.9	-	1,963.9	100%
Loss from operations before income taxes	$(643,797.5)	$(51,418.2)	(592,379.3)	1,152%

Revenues

Revenues increased $836.4 to $2,540.9 for the six months ended June 30, 2026 compared to revenue of $1,704.5 for the six months ended June 30, 2025. The increase was attributable to provisioning of advertising services related to a barter agreement, subscriptions to the Patriot Package offered as part of our beta launch of Truth+, and management fees earned from our Truth.Fi ETF offerings.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue increased $1,321.3 to $2,000.9 for the six months ended June 30, 2026 compared to $679.6 for the six months ended June 30, 2025. The increase was primarily due to $1,035.0 of expense incurred related to a barter arrangement where we have received advertising services, but not provided full reciprocating advertising services to the counterparty, and content licenses and data center lease costs that support our budding Truth+ platform.

Research and development expense

Research and development expense decreased $8,997.5 to $16,608.4 for the six months ended June 30, 2026 compared to $25,605.9 for the six months ended June 30, 2025. The decrease was primarily driven by lower stock-based compensation expense of $6,052.2 in the six months ended June 30, 2026 compared to $15,609.1 of stock-based compensation expense recorded in the six months ended June 30, 2025.

Sales and marketing expense

Sales and marketing expense increased $1,616.6 to $2,670.0 for the six months ended June 30, 2026 compared to $1,053.4 for the six months ended June 30, 2025. The increase was primarily driven by increased expenses for user engagement on Truth Social and our ad placement platform on Truth+.

General and administration expense

General and administration expense increased $20,077.0 to $73,872.9 for the six months ended June 30, 2026 compared to $53,795.9 for the six months ended June 30, 2025. The increase was primarily due to an increase in legal fees of $23,832.0 to $49,678.7 in the six months ended June 30, 2026, compared to $25,846.7 for the six months ended June 30, 2025, related to recently concluded legal matters related to events prior to our merger with DWAC in 2024, $1,151.7 of higher salary expense related to the CEO transition and expanded Truth.Fi operations, and $1,558.9 of higher accounting advisory and regulatory fees related to our pending merger with TAE.  This increase was partially offset by lower stock-based compensation awards of $13,859.5 during the six months ended June 30, 2026, compared to $19,987.2 recorded in the six months ended June 30, 2025.

Unrealized loss on digital assets and digital assets pledged

The unrealized loss related to digital assets and digital assets pledged was $360,645.1 for the six months ended June 30, 2026, compared to $0.0 for the six months ended June 30, 2025.  The loss is due to a decline in the ending spot price of bitcoin and Cronos on their principal markets from December 31, 2025 to June 30, 2026.

Depreciation and amortization

Depreciation and amortization expense increased $122.8 to $3,735.5 for the six months ended June 30, 2026 compared to $3,612.7 for the six months ended June 30, 2025.  The increase in depreciation and amortization expense was due to the acquisition of software and hardware utilized to place our CDN into service as part of our launch of streaming video through Truth+.

Interest income

Interest income decreased $10,428.3 to $14,403.4 for the six months ended June 30, 2026 compared to $24,831.7 for the six months ended June 30, 2025. The decrease was driven by the use of cash, cash equivalents, and restricted cash to purchase bitcoin related securities throughout 2025, partially offset by interest income on our $200,000.0 convertible note receivable to TAE.

Interest expense

Interest expense increased $18,913.0 to $23,204.9 for the six months ended June 30, 2026 compared to $4,291.9 for the six months ended June 30, 2025. The increase in interest expense is attributable to the accreted interest on the loan assumed as a result of the WCT acquisition and our $1,000,000.0 convertible notes facility issued in May 2025.

Investment loss

Investment loss was $179,968.0 for the six months ended June 30, 2026, compared to investment income of $11,085.0 for the six months ended June 30, 2025. The decrease was primarily due to $235,406.0 of unrealized losses on our equity securities, partially offset by $18,255.3 of realized gains from derivative instruments on our bitcoin related securities, and $37,469.2 of unrealized gains from net premiums received through the sale of written option contracts.

Litigation settlements

Litigation settlements totaled $1,963.9 for the six months ended June 30, 2026, compared to $0.0 for the six months ended June 30, 2025. The increase was due to our conclusion of remaining legal matters related to events prior to our merger with DWAC in 2024.

Liquidity and Capital Resources

Overview

Historically, as a private company, we financed operations primarily through cash proceeds from the issuance of Private TMTG Convertible Notes. During 2024, our capitalization was significantly enhanced through receipt of proceeds from our initial de-SPAC merger, the conversion of warrants, and the issuance of common stock and debt described in detail in the section below titled “Standby Equity Purchase Agreement” and “PIPE & Convertible Notes.”  As a result, we ended June 30, 2026 with $1,863,081.0 of cash, cash equivalents, restricted cash, short-term investments, equity and derivative securities, convertible note receivable, interest receivable, digital assets, and digital assets pledged, and $970,321.9 of debt (excluding lease liabilities).  Cash and cash equivalents consist of non-interest bearing deposits and money market funds held at financial institutions. Cash deposits are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) limitations. Short-term investments consist of repurchase agreements in which we loan our cash over 1 to 3 days to a seller in exchange for interest earned on debt securities collateralizing the loan.  The seller retains a beneficial interest in the securities serving as collateral.  Our restricted cash balance consists of $30,738.9 of cash that serves as collateral to our convertible notes, although the collateral may be used to purchase bitcoin and bitcoin related securities.  The collateral will be released to us upon payment in full of the principal, together with accrued and unpaid interest, on the Notes (as defined below), or following the times upon our request that the outstanding principal balance of the Notes is $500,000.0 or less and $250,000.0 or less.

Our primary short-term requirements for liquidity and capital are to fund general working capital and to invest in our strategic growth initiatives. We currently seek to (1) grow our initial product, Truth Social; (2) increase additional product offerings and services, including through further development of our streaming technology platform, Truth+; (3) pursue strategic acquisitions and/or partnerships, and (4) potentially refinance our convertible notes if noteholders elect to exercise their right to cash repayment in November 2026. We intend to fund these activities through a combination of deploying cash on hand, monetizing certain other assets, generating advertising, subscription, and fee-based revenues, issuing equity, issuing debt, and/or selling stock pursuant to the SEPA (as defined below).

We anticipate that the current cash and cash equivalents on hand and current sources of liquidity will be sufficient to fund current operating activities for at least the next 12 months; however, we cannot guarantee that we will not be required to obtain additional financing, or that additional financing, if needed, will be available on terms acceptable to us, or at all. In addition, although there are no other present binding understandings, commitments, or agreements with respect to any acquisition of other businesses, products, or technologies, except as described elsewhere in the Quarterly Report, we will, from time to time, evaluate acquisitions of other businesses, products, and technologies. If we are unable to raise additional equity or debt financing, as and when needed, we could be forced to forego such acquisitions or significantly curtail our operations.

Standby Equity Purchase Agreement

On July 3, 2024, we entered into the Standby Equity Purchase Agreement (the “SEPA”), pursuant to which we have the right, but not the obligation to sell up to $2,500,000.0 of our common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA.

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

No shares of common stock were sold pursuant to the terms of the SEPA during the six months ended June 30, 2026. As of June 30, 2026, we have sold a cumulative total of 20,330,365 shares of our common stock for prices between $14.31 and $36.98 per share, pursuant to the terms of the SEPA.  Proceeds of these equity sales under the terms of the SEPA were $449,874.6 (net of $513.5 of deferred offering costs).

PIPE & Convertible Notes

On May 29, 2025, we entered into an Indenture, providing $1,000,000.0 in 0.00% convertible senior secured notes due on May 29, 2028 (the “Notes”), unless earlier repurchased or converted. The Notes carried a 4.00% original issuance discount. Concurrently with the issuance of the Notes, we executed subscription agreements (the “Equity PIPE Subscription Agreements”) with accredited investors (the “Equity PIPE Subscribers”) pursuant to which we sold an aggregate of 55,857,181 shares of our common stock, par value $0.0001 per share, for gross proceeds of $1,395,318.3 in a private placement (the “PIPE Financing”).  The PIPE Financing was issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds from the Notes and PIPE Financing were used to purchase bitcoin, bitcoin related securities, and for the PIPE proceeds, working capital and general corporate purposes.

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

We may, at any time and from time to time, seek to retire or purchase our outstanding Notes through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately-negotiated transactions, or otherwise.  Such repurchases or exchanges, if any, will be upon such terms and at such prices as we determine, and will depend on factors including liquidity, price, market conditions, and legal requirements

Cash Flows

The following table shows our cash flows for the stated periods:

	For the six	For the six
	months ended	months ended
	June 30,	June 30,
(in thousands)	2026	2025	Variance
Net cash provided by/(used) in operating activities	$(13,676.9)	$(7,434.7)	$(6,242.2)
Net cash provided by/(used in) investing activities	93,910.2	(132,056.6)	225,966.8
Net cash provided by/(used in) financing activities	$80.5	$2,313,156.9	$(2,313,076.4)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $13,676.9, $6,242.2 higher than $7,434.7 used in operating activities during the six months ended June 30, 2025. The increase in cash used in operating activities was primarily driven by increased legal expenses tied to recently concluded legal matters related to events prior to our merger with DWAC in 2024, along with a shift in our bitcoin option strategy from receiving premiums paid in cash to receiving premiums paid in bitcoin.

Net Cash Provided by/(Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026, was $93,910.2 compared to $132,056.6 used in investing activities during the six months ended June 30, 2025. The difference was primarily due to $100,000.0 of cash inflows from the sale of our short-term investments, marginally offset by the purchase of short-term investments and equity securities for the six months ended June 30, 2026, compared to outflows during six months ended June 30, 2025 primarily for the purchase of equity securities as we began our digital asset treasury strategy.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $80.5 compared to $2,313,156.9 provided by financing activities for the six months ended June 30, 2025. The cash provided by financing activities in the second quarter of 2026 consists of net proceeds from the exercise of warrants, compared to $2,313,156.9 in the second quarter of 2025, which was mainly comprised of $960,000.0 of proceeds from the issuance of convertible notes and $1,395,318.3 from common stock sold through a PIPE financing, partially offset by $34,399.3 of debt and equity offering costs and $8,250.2 of common stock repurchases.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements as discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended, the “Annual Report”).

Critical Accounting Policies and Significant Management Estimates

We prepare our financial statements in accordance with GAAP (accounting principles generally accepted in the United States of America). The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management team. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which are further discussed in our Annual Report. We review our critical accounting policies and estimates with the audit committee of our board of directors on an annual basis.

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended, the “Annual Report”).

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There has been no significant change in our exposure to market risk during the quarter ended June 30, 2026.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, as well as TMTG’s Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding such disclosure.

Our management, with the participation of our Certifying Officers, who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report.

Based on this evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See NOTE 15 - COMMITMENTS AND CONTINGENCIES

Item 1A.   Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 (as amended the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except as described below.

Our digital asset treasury yield-generation activities expose us to significant risks including counterparty credit risk, operational risks, and potential loss of assets.

As part of our digital asset treasury strategy, we have deployed a portion of our bitcoin holdings to third-party counterparties through lending, placement, and other yield-generation arrangements designed to generate additional income on our treasury-held digital assets. These strategies are relatively new and the legal, regulatory, and market frameworks governing such activities remain subject to change.

Our yield-generation counterparties may not be rated by nationally recognized statistical rating organizations, and our ability to monitor their credit quality may accordingly be limited. Additionally, the volatility of bitcoin increases the likelihood that counterparties may default due to market downturns, liquidity crises, fraud, or other financial distress, and to the extent our arrangements are unsecured, we may be unable to recover deployed bitcoin in a counterparty insolvency. We are limited in our ability to sell, pledge, or otherwise use the deployed bitcoin while such arrangements are outstanding, and the counterparty can deploy those assets at its discretion. Where we have pledged bitcoin as collateral, certain arrangements permit counterparties to liquidate such bitcoin without prior notice if margin requirements are not met, and a rapid price decline could trigger forced liquidations at prices significantly below fair value.

Applicable insolvency and property law for digital assets remains unsettled; if a counterparty were to become insolvent, our bitcoin could potentially be treated as part of the counterparty’s bankruptcy estate, and we could be deemed an unsecured creditor with limited or no recovery, as illustrated in the cases of recent high-profile bankruptcies of companies including FTX, Celsius, Voyager, BlockFi and others. Our yield-generation activities also require us to rely on the security protocols of third-party counterparties and platforms, which may be subject to cyberattacks or operational failures resulting in the loss of our digital assets, and in certain arrangements private keys are controlled by the counterparty or its custodial partners. Certain counterparties may re-lend, re-pledge, or otherwise rehypothecate our deployed bitcoin to additional third parties, introducing layers of counterparty risk over which we have limited visibility or control.

Bitcoin deployed to third parties does not enjoy the protections available to cash or securities deposited with institutions subject to FDIC regulation; accordingly, no governmental insurance or guarantee program would make us whole in the event of a loss. The broader digital asset industry remains subject to significant contagion risks, and industry-wide failures can cascade across interconnected counterparties, depress liquidity, and create operational risks that impact our ability to recover deployed bitcoin. The concentration of our yield-generation activities with a limited number of counterparties amplifies this risk. Any of the foregoing risks, individually or in combination, could result in a partial or total loss of the bitcoin we have deployed to third parties, which could have a material adverse effect on our business, prospects, financial condition, and results of operations, and could cause a significant decline in the market price of our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

(a) None.

(b) None.

(c) During the quarter ended  June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

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

2.2

Amendment No. 1 to Business Combination Agreement, dated as of October 31, 2025, by and among Yorkville Acquisition Corp., Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC

2.3

Mutual Termination and Release Agreement, dated as of August 7, 2026, by and among Yorkville Acquisition Corp., Crypto.com Strategy Holdings, Trump Media & Technology Group Corp. and Yorkville Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on August 7, 2026)

2.4

Agreement and Plan of Merger, dated as of December 18, 2025, by and among Trump Media & Technology Group Corp., T Media Sub, Inc. and TAE Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on December 18, 2025).

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

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Date: August 10, 2026	By:	/s/ Kevin McGurn
	Name:	Kevin McGurn
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Phillip Juhan
	Name:	Phillip Juhan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)