Form 10-Q
period 2026-09-30
Trump Media & Technology Group Corp.
filed 2026-11-09
CIK 1849635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

4

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

As of November 6, 2026, there were 278,428,262 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

5

6

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

FORM 10-Q FOR THE QUARTER ENDED  September 30, 2026

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
(in thousands except share and per share data)	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents (1)	$182,316.9	$134,557.6
Restricted cash	31,014.0	31,330.5
Short-term investments	211,058.6	305,053.3
Equity securities	333,221.9	722,069.1
Prepaid expenses and other current assets (1)	9,717.1	9,992.3
Accounts receivable, net	145.4	244.5
Related party receivable	175.0	-
Total current assets	767,648.9	1,203,247.3

Convertible note receivable	200,000.0	200,000.0
Interest receivable	10,969.9	498.6
Property and equipment, net	1,621.4	3,051.6
Goodwill	120,884.2	120,884.2
Digital assets (Note 4)	406,671.2	904,370.6
Digital assets pledged (Note 4)	951,435.7	175,300.4
Intangible assets, net	15,690.9	19,829.6
Right-of-use assets, net	2,611.9	2,505.3
Total assets	$2,477,534.1	$2,629,687.6

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (1)	48,782.0	32,294.3
Convertible notes payable (Note 10)	976,795.1	941,893.9
Related party payables	-	262.0
Unearned revenue	5,632.1	30.4
Current portion of long-term debt	468.9	4,780.5
Current portion of operating lease liability	1,147.8	836.2
Total current liabilities	1,032,825.9	980,097.3

Long-term operating lease liability	1,522.9	1,723.5
Long-term debt - other	-	442.6
Deferred tax liability	831.6	560.1
Total liabilities	1,035,180.4	982,823.5
Commitments and contingencies (Note 15)
Shareholders’ Equity:
Preferred Stock $0.0001 par value – 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	-	-
Common Stock $0.0001 par value – 999,000,000 shares authorized, 278,412,018 and 276,724,314 shares issued and outstanding at September 30, 2026 and December 31, 2025	28.2	28.1
Paid in capital	5,389,877.9	5,360,448.8
Treasury stock, at cost (4,279,691 and 4,279,691 shares)	(56,516.3)	(56,516.3)
Accumulated deficit	(3,891,267.4)	(3,657,247.1)
Total shareholders’ equity	1,442,122.4	1,646,713.5
Noncontrolling interest	231.3	150.6
Total equity	1,442,353.7	1,646,864.1
Total liabilities and shareholders’ equity	$2,477,534.1	$2,629,687.6

(1)

Under certain provisions of Accounting Standards Codification (“ASC”) 810, Consolidations (“ASC 810”), we are required to separately disclose on our consolidated balance sheets the assets of the consolidated variable interest entity (“VIE”) that are owned by the consolidated VIE and liabilities of the consolidated VIE as to which there is no recourse against us.

As of September 30, 2026, the total assets include $2,729.6 related to the consolidated VIE of which $2,693.7 is included in cash and cash equivalents, and $35.9 in prepaid expenses and other current assets.  Total liabilities included $420.2 related to the consolidated VIE of which $420.2 is included in accounts payable and accrued expenses.  As of December 31, 2025, the total assets include $1,556.0 related to the consolidated VIE of which $1,556.0 is included in cash and cash equivalents.  Total liabilities included $50.5 related to the consolidated VIE of which $50.5 is included in accounts payable and accrued expenses.  There is no recourse against us for the liabilities of the consolidated VIE.

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands except share and per share data)	2026	2025	2026	2025
Net sales	$2,967.1	$972.9	$5,508.0	$2,677.4
Operating costs and expenses(1)
Cost of revenue (excluding depreciation and amortization)	537.8	446.8	2,538.7	1,126.4
Research and development	8,780.9	8,302.2	25,389.3	33,908.1
Sales and marketing	1,941.7	717.5	4,611.7	1,770.9
General and administration	13,432.5	31,056.1	87,305.4	84,852.0
Realized and unrealized (gain)/loss on digital assets and digital assets pledged	(378,134.3)	16,204.6	(17,489.2)	16,204.6
Depreciation and amortization	1,854.4	1,904.1	5,589.9	5,516.8
Total operating costs and expenses/(income)	(351,587.0)	58,631.3	107,945.8	143,378.8
Income/(loss) from operations	354,554.1	(57,658.4)	(102,437.8)	(140,701.4)
Interest income	7,242.8	13,384.4	21,646.2	38,216.1
Interest expense	(11,942.2)	(11,474.4)	(35,147.1)	(15,766.3)
Investment income/(loss)	60,009.7	984.5	(119,958.3)	12,069.5
Litigation settlement	(41.0)	-	1,922.9	-
Income/(loss) from operations before income taxes	409,823.4	(54,763.9)	(233,974.1)	(106,182.1)
Income tax expense	(73.8)	(84.6)	(271.5)	(394.9)
Net income/(loss)	409,749.6	(54,848.5)	(234,245.6)	(106,577.0)
Less net loss attributable to noncontrolling interest	79.6	40.4	225.3	60.0
Net income/(loss) available to common shareholders	409,829.2	(54,808.1)	(234,020.3)	(106,517.0)

Income/(loss) per share attributable to common shareholders:
Basic	$1.47	$(0.20)	$(0.84)	$(0.43)
Diluted	$1.38	$(0.20)	$(0.84)	$(0.43)
Weighted Average Shares used to compute net income/(loss) per share attributable to common shareholders:
Basic	278,048,802	277,876,654	277,362,967	246,529,179
Diluted	306,373,742	277,876,654	277,362,967	246,529,179

(1)Operating costs and expenses include stock-based compensation expense as follows:
Research and development	$3,813.4	$2,886.9	$9,865.6	$18,496.1
General and administration	5,609.5	7,603.3	19,469.0	27,590.4
Total stock based compensation expense	$9,422.9	$10,490.2	$29,334.6	$46,086.5

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common		Treasury
	Stock		Stock
	Number	Par	Number				Total
(in thousands,	of	Value	of	Treasury	Paid in	Accumulated	Shareholders’	Noncontrolling	Total
except share data)	Shares	$0.0001	Shares	Stock	Capital	Deficit	Equity	Interest	Equity
Balance as of December 31, 2024	220,785,152	$22.1	(128,138)	$(2,908.7)	$3,861,662.4	$(2,945,185.7)	$913,590.1	$-	$913,590.1
Exercise of warrants	19,292	-	-	-	221.5	-	221.5	-	221.5
Stock based compensation	-	-	-	-	17,851.7	-	17,851.7	-	17,851.7
Treasury stock	-	-	(296,345)	(8,250.2)	-	-	(8,250.2)	-	(8,250.2)
Vesting of restricted stock units	243,411	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(31,726.6)	(31,726.6)	-	(31,726.6)
Balance as of March 31, 2025	221,047,855	22.1	(424,483)	(11,158.9)	3,879,735.6	(2,976,912.3)	891,686.5	-	891,686.5
Exercise of warrants	3,659	-	-	-	42.1	-	42.1	-	42.1
Stock based compensation	-	-	-	-	17,744.6	-	17,744.6	-	17,744.6
Common stock issued in PIPE	55,857,181	5.6	-	-	1,392,401.4	-	1,392,407.0	-	1,392,407.0
Vesting of restricted stock units	825,981	0.1	-	-	(0.1)	-	-	-	-
Non-controlling interest contribution	-	-	-	-	-	-	-	250.0	250.0
Net loss	-	-	-	-	-	(19,982.3)	(19,982.3)	(19.6)	(20,001.9)
Balance as of June 30, 2025	277,734,676	$27.8	(424,483)	$(11,158.9)	$5,289,923.6	$(2,996,894.6)	$2,281,897.9	$230.4	$2,282,128.3
Exercise of warrants	2,828	-	-	-	32.5	-	32.5	-	32.5
Stock based compensation	-	-	-	-	10,490.2	-	10,490.2	-	10,490.2
Vesting of restricted stock units	241,785	-	-	-	-	-	-	-	-
Common stock issued to purchase digital assets	2,797,985	0.3	-	-	46,893.9	-	46,894.2	-	46,894.2
Treasury stock	-	-	(355,208)	(6,412.6)	-	-	(6,412.6)	-	(6,412.6)
Net loss	-	-	-	-	-	(54,808.1)	(54,808.1)	(40.4)	(54,848.5)
Balance as of September 30, 2025	280,777,274	28.1	(779,691)	(17,571.5)	5,347,340.2	(3,051,702.7)	$2,278,094.1	$190.0	$2,278,284.1

Balance as of December 31, 2025	281,004,005	$28.1	(4,279,691)	$(56,516.3)	$5,360,448.8	$(3,657,247.1)	$1,646,713.5	$150.6	$1,646,864.1
Exercise of warrants	8,181	-	-	-	94.1	-	94.1	-	94.1
Stock based compensation	-	-	-	-	11,829.6	-	11,829.6	-	11,829.6
Vesting of restricted stock units	221,333	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(405,813.5)	(405,813.5)	(70.7)	(405,884.2)
Balance as of March 31, 2026	281,233,519	28.1	(4,279,691)	(56,516.3)	5,372,372.5	(4,063,060.6)	1,252,823.7	79.9	1,252,903.6
Stock based compensation	-	-	-	-	8,082.1	-	8,082.1	-	8,082.1
Vesting of restricted stock units	971,202	0.1	-	-	-	-	0.1	-	0.1
Net loss	-	-	-	-	-	(238,036.0)	(238,036.0)	(75.0)	(238,111.0)
Balance as of June 30, 2026	282,204,721	$28.2	(4,279,691)	$(56,516.3)	$5,380,454.6	$(4,301,096.6)	$1,022,869.9	$4.9	$1,022,874.8
Exercise of warrants	32	-	-	-	0.4	-	0.4	-	0.4
Stock based compensation		-	-	-	9,422.9	-	9,422.9	-	9,422.9
Vesting of restricted stock units	486,956	-	-	-	-	-	-	-	-
Non-controlling interest contribution	-	-	-	-	-	-	-	306.0	306.0
Net income	-	-	-	-	-	409,829.2	409,829.2	(79.6)	409,749.6
Balance as of September 30, 2026	282,691,709	$28.2	(4,279,691)	$(56,516.3)	$5,389,877.9	$(3,891,267.4)	$1,442,122.4	$231.3	$1,442,353.7

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(234,245.6)	$(106,577.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on debt	34,433.8	15,396.0
Non-cash interest income	(10,471.2)	-
(Gain)/loss on sale of equity securities	100,580.7	(3.0)
Digital asset payments for expenses	4,260.3	-
Non-cash loss on derivative settlement	46,044.9	-
Depreciation and amortization	5,589.9	5,516.8
Stock based compensation	29,334.6	46,086.5
Realized and unrealized (gain)/loss on digital assets and digital assets pledged	(17,489.2)	16,204.6
Net unrealized loss on investments	24,812.1	10,848.6
Operating lease amortization	778.1	677.1
Deferred taxes	271.5	394.9
Change in operating assets and liabilities
Prepaid expenses and other current assets	7,322.8	(7,640.2)
Accounts receivable	(250.9)	(281.4)
Unearned revenue	5,601.6	(986.9)
Operating lease liabilities	(773.8)	(662.1)
Accounts payable and accrued expenses	(24,228.8)	23,664.9
Net cash provided by/(used in) operating activities	(28,429.2)	2,638.8

Cash flows from investing activities
Purchases of equity securities	(2,175.6)	(592,756.4)
Sales of equity securities	266,171.3	92.3
Purchases of digital assets	(278,210.9)	(1,436,000.0)
Purchases of property and equipment	(21.0)	(569.7)
Purchases of short-term investments	(6,005.3)	(18,874.4)
Proceeds from short-term investments sold	100,000.0	75,000.0
Net cash provided by/(used in) investing activities	79,758.5	(1,973,108.2)

Cash flows from financing activities
Proceeds of convertible notes	-	960,000.0
Repayment of long-term debt	(4,286.7)	(4,629.6)
Proceeds from PIPE, net	-	1,395,318.3
Payments of debt and equity offering costs	-	(34,399.3)
Repurchase of common stock	-	(14,662.8)
Proceeds from the exercise of warrants, net	94.1	268.2
Contribution for non-controlling interest	306.0	250.0
Net cash provided by financing activities	(3,886.6)	2,302,144.8

Net change in cash, cash equivalents, and restricted cash	47,442.7	331,675.4
Cash, cash equivalents, and restricted cash, beginning of period	165,888.1	170,236.1
Cash, cash equivalents and restricted cash, end of period	$213,330.8	$501,911.5
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$182,316.9	$166,072.7
Restricted cash	31,014.0	335,838.8
Total cash, cash equivalents, and restricted cash, end of period	$213,330.9	$501,911.5

Supplemental disclosure of cash flow information
Cash paid for interest	$713.3	$370.4
Cash paid for taxes	$-	$895.7

Noncash investing and financing activities
Operating lease asset obtained in exchange for operating lease obligation	$884.7	$-
Common stock issued for digital assets	$-	$46,894.2
Debt and equity offering costs	$-	$41,328.4
Digital assets exchanged for other digital assets	$-	$17,055.1
Digital assets paid for derivative premiums, net	$12,357.5	$-
Disposition of digital assets pledged	$775,306.3	$-
Reacquisition of digital assets pledged	$119,752.0	$-

The Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the historical accounts of Trump Media & Technology Group Corp. (“TMTG” or the “Company”). The mission of TMTG is to end Big Tech’s assault on free speech by opening up the Internet and giving people their voices back. TMTG operates Truth Social, an open social media platform centered on free speech that is designed to be uncancellable, as well as Truth+, a streaming platform focusing on family-friendly live TV channels and on-demand content.  TMTG has also launched Truth.Fi, a financial services and FinTech brand incorporating America First investment vehicles, Truth API, a low latency business-to-business data feed subscription, and a digital asset component of our corporate treasury strategy.

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

Unearned revenue

Unearned revenue primarily consists of billings or payments received from customers, or services provided in a barter transaction, in advance of revenue recognized for the services provided to our customers or annual licenses and is recognized as services are performed or ratably over the life of the license. We generally invoice customers in advance or in milestone-based installments. Unearned revenue of $0.0 and $30.4 was recognized as revenue for the three and nine months ended September 30, 2026, respectively, which was included in the unearned revenue balance as of  December 31, 2025. As of  September 30, 2026, unearned revenue is expected to be recognized during the succeeding 12-month period and is therefore presented as a current liability on the condensed consolidated balance sheets.

Options

We manage our exposure to bitcoin price fluctuation through derivative instruments on bitcoin and bitcoin-related securities. In order to manage this risk, we sell covered put and covered call options, purchase call and put options, use a synthetic long strategy that uses a combination of a purchased call option and a sold put option which provides us exposure to increases in bitcoin prices while limiting downside risk should the price decrease, or use a collar strategy that uses a combination of a purchased put option and a sold call option which are intended to provide us protection from downside risk. These derivative instruments are not designated as hedging instruments. We do not enter into derivative contracts for speculative purposes.

Written covered put and call options on bitcoin-related securities generate premium income and allow us to purchase bitcoin-related securities at lower effective prices. The put options are covered by cash collateral to cover potential purchases and the call options are covered by our ownership in the underlying security. In exchange for this commitment, we receive premiums immediately paid in cash. The difference between the premium received and the amount paid while effecting a closing purchase transaction, including brokerage commissions, is also treated as a realized investment gain or loss.  This premium acts as income, increasing our investment yield.  If the written option expires worthless, we keep the full premium as profit with no obligation to purchase. If a put option is exercised, we buy the security at the strike price using the cash collateral, and the premium received reduces the effective cost basis, allowing us to acquire the securities at a discount compared to direct market purchases.  If a written call option is exercised, we sell the security at the strike price using our existing holdings of the security, and the premium received reduces any loss or increases any gain we may incur.

We sell and purchase covered put and call options on bitcoin, which are payable in bitcoin, to generate yield on these assets and increase our principal balance of bitcoin. The bitcoin options are covered by bitcoin denominated collateral which we have rehypothecated to third parties facilitating the option trades. In exchange for this commitment, premiums are received in bitcoin immediately into our pledged bitcoin account. The premium received, or premium paid if the contract expired in-the-money, is treated as a realized investment gain or loss.  This premium acts as income, increasing our investment yield.  If the written option expires worthless, we keep the full premium as profit. If a written option expires in-the-money, we pay an amount in bitcoin equal to the fair value of the option at expiration. If purchased options expire worthless, we lose the premium paid for such option, and if the purchase option expires in-the-money we collect a premium equal to fair value of the option at expiration.

The writer of an option bears the market risk of an unfavorable change in the price of the underlying security. The aggregate fair value of unexpired options written are included in accounts payable and accrued expenses in the consolidated balance sheets. Cash held as collateral for written options is classified as restricted cash on the consolidated balance sheet. Securities and bitcoin held as collateral for outstanding call options are presented within equity securities and digital assets pledged, respectively, on the consolidated balance sheet. Premiums received in bitcoin are classified within digital assets pledged on the consolidated balance sheet, as these bitcoins are immediately rehypothecated to our digital asset manager to reinvest.  As of  September 30, 2026 and  December 31, 2025, we had $0.0 and $951.6 of restricted cash covering our unexpired put options, respectively.  We had $0.0 and $566,700.1 of equity securities, and $951,435.7 and $350,600.8 of digital assets and digital assets pledged restricted to cover unexpired call and put options as of  September 30, 2026 and  December 31, 2025, respectively.

Concentrations of risks

Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Although we deposit cash and cash equivalents with multiple banks, these deposits may exceed the amount of Federal Deposit Insurance Corporation limits provided on such deposits.

Digital assets, digital assets pledged, and equity securities represent a significant holding, constituting approximately 68.3% and 68.5% of our total assets as of  September 30, 2026 and  December 31, 2025, respectively.

One advertising platform accounted for 31% and 85% of our total revenue for the nine months ended September 30, 2026 and 2025, respectively.

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

	As of September 30, 2026
	Quoted
	prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds(1)	$170,310.4	$-	$-
Repurchase agreements	-	211,058.6	-
Exchange traded funds(2)	331,380.0	-	-
Common stock(2)	1,118.3	-	-
Purchased option assets(2)	-	723.6	-
Convertible note receivable	-	-	204,300.4
Digital assets	406,671.2	-	-
Digital assets pledged	-	951,435.7	-
Total assets measured at fair value	$909,479.9	$1,163,217.9	$204,300.4

Liabilities
Options premium liabilities(3)	$-	$41,235.9	$-
Convertible notes	-	-	972,153.6
Total liabilities measured at fair value	$-	$41,235.9	$972,153.6

	As of December 31, 2025
	Quoted
	prices
	in active	Significant
	markets for	other	Significant
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds(1)	$101,800.4	$-	$-
Repurchase agreements	-	305,053.3	-
Exchange traded funds(2)	714,082.4	-	-
Purchased option assets(2)	7,986.7	-	-
Convertible note receivable	-	-	149,420.4
Digital assets	904,370.6	-	-
Digital assets pledged	-	175,300.4	-
Total assets measured at fair value	$1,728,240.1	$480,353.7	$149,420.4

Liabilities
Options premium liabilities(3)	$21,433.9	$-	$-
Convertible notes	-	-	945,197.0
Total liabilities measured at fair value	$21,433.9	$-	$945,197.0

(1)	Money market funds are reflected in cash, cash equivalents, and restricted cash in the consolidated balance sheets.
(2)	Reflected in equity securities in the consolidated balance sheets.
(3)	Reflected in accounts payable and accrued expenses in the consolidated balance sheets.

The fair value of our money market funds, equity securities, digital assets, and option assets and option premium liabilities as of December 31, 2025, are classified within Level 1, because we use quoted market prices to determine their fair value. Exchange traded funds and common stock are valued based on the last trade price on the primary exchange on which they are traded, and options are valued based on the mean of the last bid and ask price. Option assets and option premium liabilities as of September 30, 2026, are valued based upon broker quoted valuations expressed in bitcoin, which we convert into U.S. dollars based upon the quoted (unadjusted) closing price of bitcoin. Digital assets are valued using the quoted (unadjusted) closing price of bitcoin and Cronos in U.S. dollars on the active exchange that we have determined is its principal market at 4:00 PM Eastern on  September 30, 2026. For the nine months ended September 30, 2026, we realized a loss on the disposition of exchange traded funds of $100,580.7.

We also estimate the fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and accrued compensation and employee benefits. The Company considers the carrying value of these instruments in the condensed consolidated financial statements to approximate fair value due to their short maturities.

NOTE 4 – DIGITAL ASSETS AND DIGITAL ASSETS PLEDGED

Our digital asset holdings as of  September 30, 2026 and  December 31, 2025 consisted of the following:

		As of September 30, 2026			As of December 31, 2025
			Fair			Fair
	Units	Cost Basis	Value	Units	Cost Basis	Value
Bitcoin	4,263.94	$321,344.8	$356,327.7	9,542.16	$1,131,024.3	$836,371.8
Cronos	756,079,523.00	113,949.3	50,343.5	756,079,523.00	113,949.3	67,998.8
		$435,294.1	$406,671.2		$1,244,973.6	$904,370.6

The following table presents a reconciliation of our digital asset holdings:

	Bitcoin	Cronos
Balance at December 31, 2025	$836,371.8	$67,998.8
Addition of digital assets	397,962.9	-
Disposition of digital assets	(775,306.3)	-
Loss from derecognition of digital assets	(137,682.1)	-
Unrealized gain/(loss) on digital assets(1)	34,981.4	(17,655.3)
Balance at September 30, 2026	$356,327.7	$50,343.5
(1)	Excludes unrealized gain on digital assets pledged of $193,393.7 for the nine months ended September 30, 2026.

The following table presents a reconciliation of the components of Loss on digital assets and digital assets pledged for the nine months ended September 30, 2026:

Loss on reacquisition of digital assets pledged	$(55,548.4)
Unrealized gain on digital assets pledged	193,393.7
Loss from derecognition of digital assets	(137,682.1)
Unrealized gain on digital assets	17,326.0
Total gain on Digital assets and digital assets pledged	$17,489.2

As of  September 30, 2026, and  December 31, 2025, we had 4,260.73 bitcoin with a fair value of $356,059.4 and $373,453.7, respectively, serving as collateral to convertible notes (Note 10). We are restricted from distributing or withdrawing this bitcoin subject to meeting certain loan indenture requirements, with restrictions lifted no later than maturity of the convertible notes on May 29, 2028.

We hold covered options on bitcoin with a counterparty to hedge our exposure to bitcoin’s volatility, which requires us to maintain bitcoin as collateral that the counterparty can rehypothecate at their sole discretion.  The counterparty to our bitcoin hedging transactions holds the related premiums paid in bitcoin as collateral until expiration of the respective option contract.  As of   September 30, 2026, we pledged 11,385.20 bitcoins for our option strategy.

We had covered-call options referencing 4,838.40 bitcoin, with strike prices ranging from $68.0 to $92.0 and maturities in October 2026 and covered-put options referencing 1,500.00 bitcoin with strike prices ranging from $75.0 to $80.0 and maturities in October 2026, as of  September 30, 2026. The fair value of bitcoin pledged for our covered options as of  September 30, 2026 and  December 31, 2025, was $951,435.7 and $350,600.8, respectively.  We did not record an expected credit loss related to the digital assets pledged.  The fair value of the liability on the covered options on bitcoin hedged was $41,235.9 and $7,517.4 as of  September 30, 2026 and  December 31, 2025, and is recorded within accounts payable and accrued expenses, a current liability, on our condensed consolidated balance sheet.

We also purchased call options referencing 600.00 bitcoin, with strike prices ranging from $95.0 to $98.0 and maturities in October 2026 and purchased put options referencing 1,225.00 bitcoin with strike prices ranging from $71.0 to $73.0 and maturities in October 2026, as of  September 30, 2026. The fair value of the purchased options on bitcoin derivatives was $723.6 and $5,818.0, as of  September 30, 2026 and  December 31, 2025, and is recorded within equity securities, a current asset, on our condensed consolidated balance sheet.

We purchased 684,427,004.00 Cronos pursuant to a purchase agreement in August 2025, which restricts our ability to sell our Cronos over a three-year period. Beginning August 26, 2026, we were able to sell up to 68,442,704.00 Cronos over the ensuing six months. Subsequent sales windows for the following three years from February 26, 2027, allow for the sale of between 15% and 25% of our restricted Cronos holdings in each window. On August 26, 2029, all sales restrictions on our restricted Cronos will lapse.  As of  September 30, 2026, we are restricted from selling 615,984,300.00 Cronos with a fair value of $41,015.2.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes our goodwill balance:

	Media	Truth.Fi	Total
Balance at December 31, 2025	$120,884.2	$-	$120,884.2
Goodwill related to acquisitions	-	-	-
Balance at September 30, 2026	$120,884.2	$-	$120,884.2

Finite-lived intangible assets, net are summarized as follows:

	September 30, 2026
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(10,574.9)	$13,925.1
Exclusivity rights	3,100.0	(1,334.2)	1,765.8
Intangible assets, net	$27,600.0	$(11,909.1)	$15,690.9

	December 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Finite-lived intangible asset
Source code and technology	$24,500.0	$(6,902.0)	$17,598.0
Exclusivity rights	3,100.0	(868.4)	2,231.6
Intangible assets, net	$27,600.0	$(7,770.4)	$19,829.6

Amortization expense was $1,394.7 for the three months ended  September 30, 2026 and 2025, and $4,138.7 for the nine months ended September 30, 2026 and 2025. As of  September 30, 2026, the weighted-average remaining amortization period for amortizable intangible assets was 2.84 years.

Based on the balance of finite-lived intangible assets at  September 30, 2026, expected remaining future amortization expense is as follows:

Year Ending December 31:
2026 (remainder of)	$1,394.6
2027	5,533.5
2028	5,548.7
2029	3,214.1
$15,690.9

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Accounts payable	$5,258.9	$3,848.0
Other accrued expenses	2,167.1	6,904.0
Income tax payable	11.9	0.2
Franchise tax payable	108.2	108.2
Option premium liabilities	41,235.9	21,433.9
Accounts payable and accrued expenses	$48,782.0	$32,294.3

NOTE 7 – LEASES

During the nine months ended September 30, 2026 and 2025, we recognized additional right of use (ROU) assets and lease liabilities of $884.7 and $0.0, respectively. We elected not to recognize ROU assets and lease liabilities arising from short-term leases with initial terms of twelve months or less on the consolidated balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, we discounted lease payments using an estimated incremental borrowing rate.  The weighted average incremental borrowing rate applied was 8.00%.  As of  September 30, 2026, our leases had a remaining weighted average term of 2.42 years.

Operating leases are included in the consolidated balance sheets as follows:

Classification		September 30, 2026	December 31, 2025
Lease assets
Operating lease cost ROU assets, net	Assets	$2,611.9	$2,505.3
Total lease assets		$2,611.9	$2,505.3

Lease liabilities
Operating lease liabilities, current	Current liabilities	$1,147.8	$836.2
Operating lease liabilities, non-current	Liabilities	1,522.9	1,723.5
Total lease liabilities		$2,670.7	$2,559.7

The components of lease costs, which are included in loss from operations in our condensed consolidated statements of operations were as follows:

	Three months ended

	September 30,	September 30,
	2026	2025
Lease costs
Operating lease costs	$326.1	$287.6
Variable lease costs	14.2	39.7
Short-term lease costs	8.7	8.5
Total lease costs	$349.0	$335.8

	Nine months ended

	September 30,	September 30,
	2026	2025
Lease costs
Operating lease costs	$952.7	$865.0
Variable lease costs	42.7	107.4
Short-term lease costs	26.0	25.6
Total lease costs	$1,021.4	$998.0

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the nine months ended September 30, 2026, are as follows:

2026 (remainder of)	$326.2
2027	1,328.6
2028	1,101.4
2029	171.5
Total future minimum lease payments	2,927.7
Amount representing interest	(257.0)
Present value of net future minimum lease payments	$2,670.7

NOTE 8 - INCOME TAXES

The estimated annual effective tax rate applied to the nine months ended September 30, 2026, is (0.11%) which differs from the U.S. federal statutory rate of 21% principally due to the projection of U.S. net operating loss for the nine months ended September 30, 2026 with full application of a valuation allowance and the change in the net deferred tax liability remaining after application of the valuation allowance ("naked credit" or “hanging credit"). As of  September 30, 2026, we had U.S. Federal and state net operating loss carryforwards (“NOLs”) with a tax benefit of $92,685.3 and capital loss carryforward with a tax benefit of $16,852.5. NOLs are available for use indefinitely and capital losses are available for 5 years.

NOTE 9 – RELATED PARTY TRANSACTIONS

M&A Advisory Fee

We engaged Yorkville Ives, LLC (formerly known as Yorkville Securities, LLC) (“Yorkville Ives”) to serve as M&A Advisor in connection with the pending merger with TAE Technologies, Inc. in December 2025. In exchange for the M&A advisory services provided by Yorkville Ives we agreed to pay Yorkville Ives a fee equal to 6,000,000 shares of our common stock in the event that (a) a transaction is consummated prior to the termination of the engagement period or within twelve months following the termination of the engagement period or (b) the Company, prior to the termination of the engagement period or within twelve months following the termination of the engagement period, enters into an agreement with respect to a potential transaction and such transaction is subsequently consummated. As of  September 30, 2026, an event requiring payment of the fee has not been triggered.

Yorkville America Transactions

Yorkville America, LLC (“Yorkville America”) serves as the Registered Investment Advisor for investment vehicles and financial products that utilize our Truth.Fi and certain Truth Social intellectual property, where we are the primary beneficiary. We paid certain compensation, professional fees, and expense reimbursement totaling $75.1 and $302.1 for the three and nine months ended September 30, 2026, and $125.0 and $200.0 for the three and nine months ended September 30, 2025, respectively, to affiliates of Yorkville America related to the management of our VIE. No amounts were payable to affiliates of Yorkville America as of  September 30, 2026 and  December 31, 2025.

Freedom 250 Revenue

We performed advertising services to Freedom 250 LLC, an entity created by, and administered by the National Park Foundation, the official charity of the National Park Service. Meredith O'Rourke, a member of our Board of Directors, also serves on the Board of Directors of the National Park Foundation.  For the three and nine months ended September 30, 2026, we earned revenue of $175.0 related to the advertisement of Freedom 250 events.  As of September 30, 2026, we had $175.0 of outstanding receivables from Freedom 250 LLC.

NOTE 10 – LONG-TERM DEBT

Convertible Notes

On May 29, 2025, we entered into an Indenture (the “Indenture”), providing for $1,000,000.0 in 0.00% convertible senior secured notes due on May 29, 2028 (the “Notes”), unless earlier repurchased or converted. The Notes carry a 4.00% original issuance discount. Each holder of the Notes has the right at its option, to require us to repurchase its Notes for cash on November 30, 2026, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, subject to the terms and conditions in the Indenture.

Each holder of the Notes may, at their option, convert such holder’s Notes into shares of our common stock at a conversion rate of 28.8 shares per $1.0 of Notes. We retain the right to force conversion if, at any time after November 29, 2025, the last reported sale price of our common stock exceeds 130% of the conversion price then in effect for any 20 consecutive trading days during a 30- day trading period. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Within 45 days of closing, we were required to have a Loan-to-Collateral Ratio of less than or equal to 1.0 to 1.0, with the Loan-to-Collateral Ratio calculated as the aggregate outstanding principal balance of all Notes divided by the sum of (i) the aggregate market value of bitcoin collateral multiplied by 0.5263157895, plus (ii) the aggregate value of all cash and cash equivalents collateral. Required collateral of $1,000,000.0 was delivered to the Collateral Agent within 45 days of closing. We have utilized this cash delivered to the Collateral Agent to purchase bitcoin and bitcoin-related assets to serve as collateral in order to meet our Loan-to-Collateral Ratio.  As of  September 30, 2026, we have $31,014.0 of restricted cash, $331,380.0 of equity securities, and $356,059.4 of bitcoin serving as collateral.

Portions of the collateral will be released when the outstanding aggregate principal balance of all Notes is at $500,000.0 or less, and an additional portion will be released when the outstanding aggregate principal of all Notes is $250,000.0 or less. Collateral will be automatically released upon payment in full of the principal, together with accrued and unpaid interest, if any, on the Notes. We are also subject to other customary covenants under the terms of the Indenture.

For the three and nine months ended September 30, 2026, we accreted $11,901.3 and $34,901.3, respectively, and for the three and nine months ended September 30, 2025 we accreted $11,344.8 and $15,259.5, respectively, of interest expense on the Notes.  The effective interest rate of the Notes is 4.80% per annum. The estimated fair value of the Notes as of  September 30, 2026 was $972,153.6, and is based on unobservable inputs in which there is little or no market data and therefore is classified as a Level 3 fair value measurement.

Term Loan

We assumed a loan from our business combination with WorldConnect Technologies, LLC.  As of  September 30, 2026 and  December 31, 2025, the term loan had a carrying amount of $468.9 and $5,223.1, respectively, with $468.9 and $4,780.5 of the term loan due within 12 months of  September 30, 2026 and  December 31, 2025, respectively. For the three months ended  September 30, 2026 and 2025, we accreted interest expense of $39.0 and $97.6, respectively, and for the nine months ended September 30, 2026 and 2025 we accreted interest expense of $243.9 and $506.8, respectively, related to the term loan.

The term loan carries an effective interest rate of 7.72% per annum.

Future minimum payments of the long-term debt as of  September 30, 2026 are as follows:

Year Ending December 31:
2026	$983,500.0
2027	500.0
Total future minimum payments	984,000.0
Less: unamortized original issue discount and debt issuance costs	(6,736.0)
Current portion of long-term debt	977,264.0

NOTE 11 – INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the period. We computed diluted income (loss) per share of common stock based on the weighted average number of shares of stock outstanding plus potentially dilutive shares of stock outstanding during the period unless their effect is antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net income/(loss) available to common shareholders	$409,829.2	$(54,808.1)	$(234,020.3)	$(106,517.0)
Add convertible notes interest due to assumed conversions	11,901.3	-	-	-
Net income/(loss) allocated to common shareholders	421,730.5	(54,808.1)	(234,020.3)	(106,517.0)
Denominator:
Weighted-average shares of common stock outstanding - basic	278,048,802	277,876,654	277,362,967	246,529,179
Effect of dilutive security:
Convertible notes payable	28,324,940	-	-	-
Weighted-average shares of common stock outstanding - diluted	306,373,742	277,876,654	277,362,967	246,529,179

Net income/(loss) per share of common stock - basic	$1.47	$(0.20)	$(0.84)	$(0.43)
Net income/(loss) per share of common stock - diluted	$1.38	$(0.20)	$(0.84)	$(0.43)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such shares would have been antidilutive.

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Convertible notes payable	-	28,799,996	28,324,940	28,799,996
Warrants	11,011,205	11,019,766	11,011,205	11,019,766
RSUs	3,370,417	2,672,526	3,370,417	2,672,526
Total common stock equivalents excluded from dilutive income/(loss) per share	14,381,622	42,492,288	42,706,562	42,492,288

NOTE 12 – SHAREHOLDERS’ EQUITY

The following table summarizes warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding at January 1, 2026	11,019,418	$11.50	3.31
Granted	-	-	-
Exercised	(8,213)	11.50	-
Expired or cancelled	-	-	-
Outstanding at September 30, 2026	11,011,205	$11.50	2.56
Exercisable at September 30, 2026	11,011,205	$11.50	2.56

NOTE 13 – STOCK BASED COMPENSATION

2024 Equity Incentive Plan

The following table summarizes stock award activity:

		Weighted
	Number of	Average	Aggregate
	Shares of	Grant-Date	Intrinsic
	Common Stock	Fair Value	Value
Outstanding at January 1, 2026	3,164,030	24.83	-
Granted: RSUs	3,431,830	9.11	-
Vested	(1,679,491)	20.71	-
Forfeited	(1,545,952)	24.14	-
Outstanding at September 30, 2026	3,370,417	$11.19	$30,536.0

The aggregate fair value of awards that vested in the three and nine months ended September 30, 2026 was $4,497.1 and $14,632.3, respectively, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested includes shares of common stock that we withheld from employees to satisfy the minimum statutory tax withholding requirements.

As of  September 30, 2026, unrecognized compensation expense related to non-vested equity grants was $35,659.8 with an expected remaining weighted-average recognition period of approximately 2.31 years.

NOTE 14 – INVESTMENT INCOME/(LOSS)

Investment income/(loss) consists of the following:

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Realized gain/(loss) on derivatives	$(46,044.9)	$15,333.9
Realized gain on sale of equity securities	19,677.5	2.5
Unrealized gain/(loss) on equity securities	98,299.9	(11,418.0)
Unrealized loss on derivatives	(7,963.0)	(2,933.9)
Dividend income	4.6	-
Investment expenses	(3,964.4)	-
	$60,009.7	$984.5

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Realized gain on derivatives	$9,679.4	$22,912.1
Realized gain/(loss) on sale of equity securities	(100,580.7)	3.0
Unrealized loss on equity securities	(16,847.8)	(7,802.0)
Unrealized loss on derivatives	(7,963.0)	(3,043.6)
Dividend income	16.5	-
Investment expenses	(4,262.7)	-
	$(119,958.3)	$12,069.5

As of  September 30, 2026, all of the unrealized loss on derivatives relates to unexpired derivatives contracts on bitcoin.

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

Litigation with ARC Global Investments II LLC and Patrick Orlando

On July 19, 2026, we announced that all claims between and among individuals and entities including TMTG, Patrick Orlando, and ARC Global Investments II, LLC had been mutually resolved pursuant to a confidential settlement agreement. The outcome of this settlement is recorded within our condensed consolidated statement of operations for the nine months ended September 30, 2026.

Potential Litigation with Michael Melkersen

On July 7, 2026, TMTG received a demand letter from counsel to Michael Melkersen alleging an entitlement to the issuance of TMTG stock arising out of Mr. Melkersen’s investment in DWAC’s sponsor and threatening potential litigation in the U.S. District Court for the Southern District of Florida.

Truth API Litigation

On September 21, 2026, the People of the State of California, acting by and through the San Francisco City Attorney, filed suit against TMTG in the Superior Court of California, County of San Francisco, alleging violations of California’s Unfair Competition Law in connection with TMTG’s operation of Truth API (Case No. CGC-26-641192).  Plaintiff seeks injunctive relief that would halt the challenged operation of Truth API, alleging that selling Truth API is an unlawful or unfair business practice. Plaintiff also seeks civil penalties and costs.  The Company disputes the allegations and intends to vigorously defend the action.

Two other lawsuits have been filed that challenge TMTG’s Truth API service but do not name TMTG as a party.

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

The “Unallocated Corporate Overhead” category presented in the following tables is not considered an operating segment. It consists primarily of general and administration expenses and items not allocated to either segment as well as those costs specifically excluded from Segment EBITDA (as defined below).

Our Chief Operating Decision Maker (CODM), as of  September 30, 2026, is our Interim Chief Executive Officer. Our CODM evaluates the performance of and allocates resources to our segments based on each segment’s earnings before interest, taxes, depreciation and amortization (Segment EBITDA).  Segment EBITDA is defined as segment revenue less operating costs and expenses, excluding realized and unrealized gain/loss on digital assets and digital assets pledged, investment income/loss, depreciation and amortization, interest income or expense (net), provision or benefit for income taxes, and stock-based compensation expense.  We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segment performance on a consistent basis.

Our CODM uses cash, cash equivalents, restricted cash, short-term investments, and equity securities as part of the evaluation of performance and allocation of resources within our Unallocated Corporate Overhead category.  Total assets are not used to evaluate the performance of our segments. For the three and nine months ended September 30, 2026, our Media segment earned revenue of $1,424.7 and $3,477.0 from advertising, respectively, and $1,378.4 and $1,750.5 from subscriptions, respectively.  Our Truth.Fi segment earned management fees of $164.0 and $280.5 for the three and nine months ended September 30, 2026.  Media segment revenue of $901.4 and $2,605.9 for the three and nine months ended September 30, 2025, respectively, was generated from advertising, with $71.5 of revenue coming from subscriptions for the three and nine months ended September 30, 2025.

Review of cash forecast models is used to assess the segment’s results and performance and inform investment decisions by our CODM.  Consolidated net loss and Segment EBITDA are used to monitor budgeted versus actual results.  Additionally, review of budgeted versus actual results is used in assessing performance of the segment.

The following table presents our segment information for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Media
Revenue	$2,803.1	$972.9	$5,227.5	$2,677.4
Other segment items(1)	(7,636.2)	(6,783.3)	(23,197.8)	(18,703.1)
Segment EBITDA	(4,833.1)	(5,810.4)	(17,970.3)	(16,025.7)

Truth.Fi
Revenue	164.0	-	280.5	-
Other segment items(2)	(918.5)	(422.2)	(2,538.9)	(637.6)
Segment EBITDA	(754.5)	(422.2)	(2,258.4)	(637.6)

Total revenue	2,967.1	972.9	5,508.0	2,677.4
Total other segment items	(8,554.7)	(7,205.5)	(25,736.7)	(19,340.7)
Total Segment EBITDA	(5,587.6)	(6,232.6)	(20,228.7)	(16,663.3)
Unallocated corporate overhead	(6,756.3)	(22,826.9)	(62,850.9)	(56,230.2)
Realized and unrealized gain/(loss) on digital assets and digital assets pledged	378,134.3	(16,204.6)	17,489.2	(16,204.6)
Investment income/(loss)	60,009.7	984.5	(119,958.3)	12,069.5
Interest income/(expense), net	(4,699.4)	1,910.0	(13,500.9)	22,449.8
Depreciation & amortization	(1,854.4)	(1,904.1)	(5,589.9)	(5,516.8)
Stock-based compensation	(9,422.9)	(10,490.2)	(29,334.6)	(46,086.5)
Income/(loss) before income taxes	409,823.4	(54,763.9)	(233,974.1)	(106,182.1)
Income tax expense	(73.8)	(84.6)	(271.5)	(394.9)
Net income/(loss)	$409,749.6	$(54,848.5)	$(234,245.6)	$(106,577.0)

The following table provides information related to our cash, cash equivalents, restricted cash, short-term investments, and equity securities:

	September 30, 2026			December 31, 2025
	Media	Truth.Fi	Corporate	Media	Truth.Fi	Corporate
Cash, cash equivalents, and restricted cash	$8,920.5	$2,978.7	$201,431.7	$4,106.3	$1,791.3	$159,990.5
Short-term investments	-	-	211,058.6	-	-	305,053.3
Equity securities	-	-	333,221.9	-	-	722,069.1
	$8,920.5	$2,978.7	$745,712.2	$4,106.3	$1,791.3	$1,187,112.9

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

NOTE 17 - SUBSEQUENT EVENTS

On October 7, 2026, pursuant to the Amended and Restated Unsecured Convertible Promissory Note with TAE Technologies, Inc. ("TAE"), TAE borrowed $100,000.0 under the remaining capacity of the Amended and Restated Unsecured Convertible Promissory Note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “TMTG,” “we,” “us” or the “Company” refer to Trump Media & Technology Group Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report and with our audited consolidated financial statements and the sections titled “Part I, Item IA Risk Factors” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC (as herein defined). All amounts are in thousands, except per share and quantity data.  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report.

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

Overview

We ended September 30, 2026, with approximately $2,326.7 million of cash, cash equivalents, restricted cash, short-term investments, equity securities, convertible note receivable, interest receivable, digital assets, and digital assets pledged as well as approximately $977.3 million of debt (excluding lease liabilities). Our $31.0 million of restricted cash serves as collateral to our debt, which may be used to purchase bitcoin and bitcoin-related securities.

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

Since the initial launch of Truth+, TMTG has steadily added both on-demand content and live 24-hour news streams. TMTG is actively developing various means of monetizing the Truth+ platform, including through advertising. On July 9, 2025, TMTG announced the public beta testing of a subscription plan with premium content, the Patriot Package. On August 7, 2025, TMTG announced that Truth+ launched a slate of on-demand content from the Great American Media broadcaster—home to a wide array of programming and brands, spanning faith, comedies, dramas, classic series, lifestyle content, and more, had added British news broadcaster GB News to the Truth+ platform.

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

Digital Asset Strategy

TMTG has implemented a bitcoin and digital asset treasury strategy to help ensure the Company’s financial freedom and protect against discrimination by financial institutions, and may also consider the acquisition of other, similar cryptocurrencies. Our digital asset strategy is one component of our corporate treasury strategy, which has augmented the Company’s ability to raise sufficient capital to finance current and future operational growth, and provides additional liquidity to advance its merger and acquisition initiative. The Company also invests in digital asset related securities that serve as a proxy to bitcoin, as these securities can provide more liquidity than directly holding bitcoin.

Management believes bitcoin is a superior asset in the long term to certain alternatives contemplated for inclusion in the Company’s corporate treasury due to, among other things, its relative scarcity, durability, divisibility, portability, and verifiability; moreover, its historical long-term growth rate has exceeded the rate of inflation. Management recognizes that bitcoin may experience greater short-term price volatility as compared to other asset classes, however, bitcoin’s long-term growth potential may provide enhanced durability to the Company’s corporate treasury.

Bitcoin’s spot price as of September 30, 2026 was approximately $83.5, which was down slightly from $87.6 at December 31, 2026. The Company acquired 6,359.15 bitcoin during the nine months ended September 30, 2026, at prices ranging from approximately $59.9 to $65.4, which lowered the Company’s cost basis and resulted in a $17,489.2 gain on digital assets and digital assets pledged for the nine months ended September 30, 2026.

As of September 30, 2026, we had covered-call options referencing 4,838.40 bitcoin, with strike prices ranging from $68.0 to $92.0 and maturities in October 2026, as well as covered-put options referencing 1,500.00 bitcoin, with strike prices ranging from $75.0 to $80.0 and maturities in October 2026. The fair value of bitcoin pledged for our covered options as of September 30, 2026 was $951,435.7. The fair value of the liability on the covered options on bitcoin hedged was $41,235.9 as of September 30, 2026, which is included as a current liability on our condensed consolidated balance sheet.

As of September 30, 2026, we had also purchased call options referencing 600.00 bitcoin, with strike prices ranging from $95.0 to $98.0 and maturities in October 2026, and purchased put options referencing 1,225.00 bitcoin, with strike prices ranging from $71.0 to $73.0 and maturities in October 2026. The fair value of the asset on the purchased options on bitcoin was $723.6 as of September 30, 2026, which is included as a current asset on our condensed consolidated balance sheet.

As of September 30, 2026, we are subject to a lock-up restricting us from selling 615,984,300.00 Cronos with a fair value of $41,015.2 as of September 30, 2026, pursuant to a purchase agreement. Beginning August 26, 2026, we were able to sell up to 68,442,704.00 of the restricted Cronos over the ensuing six-month period. Subsequent consecutive sales window periods for the following three years beginning February 26, 2027, allow for the sale of between 15% and 25% of our restricted Cronos holdings in each window. On August 26, 2029, all sales restrictions on our restricted Cronos will lapse.

Digital Token Initiative

On December 31, 2025, TMTG announced a digital token initiative.  On January 20, 2026, TMTG announced the record date for the initiative would be February 2, 2026.  TMTG worked toward implementation of this initiative and assessed the feasibility of potential methods to distribute digital tokens to shareholders. TMTG has now determined it is in the best interest of the Company and its shareholders to discontinue such planned token distribution, including in light of challenges associated with obtaining necessary information from shareholders classified as Objecting Beneficial Owners (“OBOs”), and offer such benefits and incentives (including, e.g., discounts or promotions) to bona fide shareholders as of the February 2, 2026 record date as management determines to be reasonable.

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

On September 30, 2026, we filed a preliminary registration statement on Form S-4 with the SEC (the “Form S-4”), and subsequently filed amendments on Form S-4/A on October 28, 2026 and November 2, 2026, in connection with our announced merger with TAE.  The Form S-4 was declared effective on November 5, 2026. The TAE Merger is currently expected to close in the fourth quarter of 2026, subject to the satisfaction or waiver of the closing conditions.

Consolidated Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table sets forth our consolidated financial results for the periods presented and the dollar and percentage changes between those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	For the three months	For the three months
	September 30,	September 30,	Variance,	Variance,
(in thousands)	2026	2025	$	%
Revenue	$2,967.1	$972.9	1,994.2	205%
Operating costs and expenses:
Cost of revenue (excluding depreciation and amortization)	537.8	446.8	91.0	20%
Research and development	8,780.9	8,302.2	478.7	6%
Sales and marketing	1,941.7	717.5	1,224.2	171%
General and administration	13,432.5	31,056.1	(17,623.6)	(57)%
Realized and unrealized (gain)/loss on digital assets and digital assets pledged	(378,134.3)	16,204.6	(394,338.9)	(2,433)%
Depreciation and amortization	1,854.4	1,904.1	(49.7)	(3)%
Total operating costs and expenses	(351,587.0)	58,631.3	(410,218.3)	(700)%
Loss from operations	354,554.1	(57,658.4)	412,212.5	(715)%
Other income/(expense):
Interest income	7,242.8	13,384.4	(6,141.6)	(46)%
Interest expense	(11,942.2)	(11,474.4)	(467.8)	4%
Investment income	60,009.7	984.5	59,025.2	5,995%
Litigation settlement	(41.0)	-	(41.0)	100%
Loss from operations before income taxes	$409,823.4	$(54,763.9)	464,587.3	(848)%

Revenues

Revenues increased $1,994.2 to $2,967.1 for the three months ended September 30, 2026 compared to revenue of $972.9 for the three months ended September 30, 2025. The increase was primarily attributable to growth in our Media segment of $1,830.2, consisting of a $1,303.3 increase in subscription revenue driven by Truth API and Truth+ and a $523.3 increase in advertising revenue on our Truth Social platform, and $164.0 in management fees earned from our Truth.Fi ETF offerings.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue increased $91.0 to $537.8 for the three months ended September 30, 2026 compared to $446.8 for the three months ended September 30, 2025. The increase was primarily due to content license and data center lease costs that support our Truth+ platform.

Research and development expense

Research and development expense increased $478.7 to $8,780.9 for the three months ended September 30, 2026 compared to $8,302.2 for the three months ended September 30, 2025. The increase was primarily driven by higher stock-based compensation expense of $3,813.4 in the third quarter of 2026 compared to $2,886.9 of stock-based compensation expense recorded in the third quarter of 2025, partially offset by a decline in third party software expense for our Truth Social app.

Sales and marketing expense

Sales and marketing expense increased $1,224.2 to $1,941.7 for the three months ended September 30, 2026 compared to $717.5 for the three months ended September 30, 2025. The increase was primarily driven by increased marketing expenses for user engagement on Truth Social and Truth+, and product commissions.

General and administration expense

General and administration expense decreased $17,623.6 to $13,432.5 for the three months ended September 30, 2026 compared to $31,056.1 for the three months ended September 30, 2025. The decrease was primarily due to a decrease in legal fees of $17,961.4 to $2,369.2 in the three months ended September 30, 2026, compared to $20,330.6 for the three months ended September 30, 2025, related to recently concluded legal matters related to events prior to our merger with DWAC in 2024, and lower stock-based compensation expense of $1,993.8 to $5,609.5 during the three months ended September 30, 2026, compared to $7,603.3 recorded in the three months ended September 30, 2025. These decreases were partially offset by $493.4 of higher salary expense related to the CEO transition and expanded Truth.Fi operations, $703.2 of higher accounting advisory fees related to our pending merger with TAE, and $921.1 of professional fees primarily related to our expanded Truth.Fi operations.

Realized and unrealized (gain)/loss on digital assets and digital assets pledged

The gain related to digital assets and digital assets pledged was $378,134.3 for the three months ended September 30, 2026, compared to $16,204.6 loss for the three months ended September 30, 2025.  The gain is attributable to an unrealized gain of $200,798.4 on digital assets pledged, the difference in digital asset value from the date of derecognition to September 30, 2026, an unrealized gain on digital assets of $107,450.2, representing the increase in the ending spot price of bitcoin and Cronos on their principal markets from June 30, 2026 or the digital asset purchase date to September 30, 2026, and a gain of $69,885.7 from the derecognition of digital assets.

Depreciation and amortization

Depreciation and amortization expense decreased $49.7 to $1,854.4 for the three months ended September 30, 2026 compared to $1,904.1 for the three months ended September 30, 2025.  The slight decrease in depreciation and amortization expense was due to the regular depreciation and amortization of our long-lived assets.

Interest income

Interest income decreased $6,141.6 to $7,242.8 for the three months ended September 30, 2026 compared to $13,384.4 for the three months ended September 30, 2025. The decrease was driven by the use of cash, cash equivalents, and restricted cash to purchase bitcoin and bitcoin-related securities throughout 2025, partially offset by interest income on our $200,000.0 convertible note receivable to TAE.

Interest expense

Interest expense increased $467.8 to $11,942.2 for the three months ended September 30, 2026 compared to $11,474.4 for the three months ended September 30, 2025. The increase in interest expense was primarily attributable to higher accreted interest on our $1,000,000.0 convertible notes issued in May 2025, partially offset by lower accreted interest on the term loan assumed as a result of the WCT acquisition in 2024.

Investment income/loss

Investment income was $60,009.7 for the three months ended September 30, 2026, compared to $984.5 for the three months ended September 30, 2025. The increase was primarily due to $98,299.9 of unrealized gains on equity securities and $19,677.5 from realized gains on equity securities, primarily driven by the increased price of bitcoin related securities, partially offset by $46,044.9 of realized losses from derivative instruments on our bitcoin holdings.

Litigation settlements

Litigation settlement was a loss of $41.0 for the three months ended September 30, 2026, compared to $0.0 for the three months ended September 30, 2025. The loss increase was due to our conclusion of an outstanding legal matter during the quarter.

Comparison of the nine months ended September 30, 2026 and 2025

The following table sets forth our consolidated financial results for the periods presented and the dollar and percentage changes between those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	For the nine months	For the nine months
	September 30,	September 30,	Variance,	Variance,
(in thousands)	2026	2025	$	%
Revenue	$5,508.0	$2,677.4	2,830.6	106%
Operating costs and expenses:
Cost of revenue (excluding depreciation and amortization)	2,538.7	1,126.4	1,412.3	125%
Research and development	25,389.3	33,908.1	(8,518.8)	(25)%
Sales and marketing	4,611.7	1,770.9	2,840.8	160%
General and administration	87,305.4	84,852.0	2,453.4	3%
Realized and unrealized (gain)/loss on digital assets and digital assets pledged	(17,489.2)	16,204.6	(33,693.8)	(208)%
Depreciation and amortization	5,589.9	5,516.8	73.1	1%
Total operating costs and expenses	107,945.8	143,378.8	(35,433.0)	(25)%
Loss from operations	(102,437.8)	(140,701.4)	38,263.6	(27)%
Other income/(expense):
Interest income	21,646.2	38,216.1	(16,569.9)	(43)%
Interest expense	(35,147.1)	(15,766.3)	(19,380.8)	123%
Investment income/(loss)	(119,958.3)	12,069.5	(132,027.8)	(1,094)%
Litigation settlement	1,922.9	-	1,922.9	100%
Loss from operations before income taxes	$(233,974.1)	$(106,182.1)	(127,792.0)	120%

Revenues

Revenues increased $2,830.6 to $5,508.0 for the nine months ended September 30, 2026 compared to revenue of $2,677.4 for the nine months ended September 30, 2025. The increase was primarily attributable to growth in our Media segment of $2,550.1, consisting of a $1,679.0 increase in subscription revenue driven by Truth API and Truth+, and an $871.1 increase in advertising revenue on our Truth Social platform, and $280.5 in management fees earned from our Truth.Fi ETF offerings.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue increased $1,412.3 to $2,538.7 for the nine months ended September 30, 2026 compared to $1,126.4 for the nine months ended September 30, 2025. The increase was primarily due to $1,035.0 of expense incurred related to a barter arrangement where we have received advertising services, content licenses and data center lease costs that support our Truth+ platform.

Research and development expense

Research and development expense decreased $8,518.8 to $25,389.3 for the nine months ended September 30, 2026 compared to $33,908.1 for the nine months ended September 30, 2025. The decrease was primarily driven by lower stock-based compensation expense of $9,865.6 in the nine months ended September 30, 2026 compared to $18,496.1 of stock-based compensation expense recorded in the nine months ended September 30, 2025, and a $1,101.8 decline in third party software expenses for our Truth Social app. These decreases were partially offset by increases of $531.5 for server related expenses for Truth+ and $452.3 in professional fees.

Sales and marketing expense

Sales and marketing expense increased $2,840.8 to $4,611.7 for the nine months ended September 30, 2026 compared to $1,770.9 for the nine months ended September 30, 2025. The increase was primarily driven by increased expenses for user engagement on Truth Social and Truth+, and product commissions.

General and administration expense

General and administration expense increased $2,453.4 to $87,305.4 for the nine months ended September 30, 2026 compared to $84,852.0 for the nine months ended September 30, 2025. The increase was primarily due to an increase in legal fees of $5,870.5 to $52,047.9 in the nine months ended September 30, 2026, compared to $46,177.3 for the nine months ended September 30, 2025, related to recently concluded legal matters related to events prior to our merger with DWAC in 2024, $1,645.1 of higher salary expense related to the CEO transition and expanded Truth.Fi operations, and $3,972.2 of higher accounting, advisory, and regulatory fees primarily related to our pending merger with TAE. This increase was partially offset by lower stock-based compensation awards of $19,469.0 during the nine months ended September 30, 2026, compared to $27,590.4 recorded in the nine months ended September 30, 2025.

Realized and unrealized (gain)/loss on digital assets and digital assets pledged

The gain related to digital assets and digital assets pledged was $17,489.2 for the nine months ended September 30, 2026, compared to a $16,204.6 loss for the nine months ended September 30, 2025.  The gain is attributable to an unrealized gain of $193,393.7 on digital assets pledged, the difference in digital asset value from the date of derecognition to September 30, 2026, and  an unrealized gain on digital assets of $17,326.0, representing a decrease in the ending spot price of bitcoin and Cronos on their principal markets from December 31, 2025 or the digital asset purchase date to September 30, 2026, partially offset by a loss of $55,548.4 on the reacquisition of digital assets pledged, the difference in digital assets pledged value from the date of derecognition to reacquisition, and a loss of $137,682.1 from the derecognition of digital assets.

Depreciation and amortization

Depreciation and amortization expense increased $73.1 to $5,589.9 for the nine months ended September 30, 2026 compared to $5,516.8 for the nine months ended September 30, 2025.  The increase in depreciation and amortization expense was due to the acquisition of software and hardware utilized to place our CDN into service as part of our launch of streaming video through Truth+.

Interest income

Interest income decreased $16,569.9 to $21,646.2 for the nine months ended September 30, 2026 compared to $38,216.1 for the nine months ended September 30, 2025. The decrease was driven by the use of cash, cash equivalents, and restricted cash to purchase bitcoin and bitcoin-related securities throughout 2025, partially offset by interest income on our $200,000.0 convertible note receivable to TAE.

Interest expense

Interest expense increased $19,380.8 to $35,147.1 for the nine months ended September 30, 2026 compared to $15,766.3 for the nine months ended September 30, 2025. The increase in interest expense was primarily attributable to higher accreted interest on our $1,000,000.0 convertible notes issued in May 2025, partially offset by lower accreted interest on the term loan assumed as a result of the WCT acquisition.

Investment loss

Investment loss was $119,958.3 for the nine months ended September 30, 2026, compared to investment income of $12,069.5 for the nine months ended September 30, 2025. The decrease was primarily due to $100,580.7 of realized losses on the sale of equity securities, $9,679.4 of realized gain primarily from our derivatives, $16,847.8 of unrealized loss from our equity securities holdings, and unrealized loss from derivative instruments on our bitcoin of $7,963.0.

Litigation settlements

Litigation settlements totaled a $1,922.9 gain for the nine months ended September 30, 2026, compared to $0.0 for the nine months ended September 30, 2025. The increase was primarily due to our conclusion of remaining legal matters related to events prior to our merger with DWAC in 2024.

Liquidity and Capital Resources

Overview

Historically, as a private company, we financed operations primarily through cash proceeds from the issuance of Private TMTG Convertible Notes. During 2024 and 2025, our capitalization was significantly enhanced through receipt of proceeds from our initial de-SPAC merger, the conversion of warrants, and the issuance of common stock and debt described in detail in the section below titled “Standby Equity Purchase Agreement” and “PIPE & Convertible Notes.”  As a result, we ended September 30, 2026 with $2,326,688.1 of cash, cash equivalents, restricted cash, short-term investments, equity and derivative securities, convertible note receivable, interest receivable, digital assets, and digital assets pledged, and $977,264.0 of debt (excluding lease liabilities).  Cash and cash equivalents consist of non-interest bearing deposits and money market funds held at financial institutions. Cash deposits are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) limitations. Short-term investments consist of repurchase agreements in which we loan our cash over 1 to 3 days to a seller in exchange for interest earned on debt securities collateralizing the loan.  The seller retains a beneficial interest in the securities serving as collateral.  Our restricted cash balance consists of $31,014.0 of cash that serves as collateral to our convertible notes, although the collateral may be used to purchase bitcoin and bitcoin related securities.  The collateral will be released to us upon payment in full of the principal, together with accrued and unpaid interest, on the Notes (as defined below), or following the times upon our request that the outstanding principal balance of the Notes is $500,000.0 or less and $250,000.0 or less.

Our primary short-term requirements for liquidity and capital are to fund general working capital and to invest in our strategic growth initiatives, and to satisfy our obligations to the holders of the Notes that may require us repurchase their Notes for cash on November 30, 2026 under the Indenture. We currently seek to (1) grow our initial product, Truth Social; (2) increase additional product offerings and services, including through further development of our streaming technology platform, Truth+; (3) pursue strategic acquisitions and/or partnerships, and (4) potentially refinance our convertible notes if noteholders elect to exercise their right to cash repayment in November 2026. We intend to fund these activities through a combination of deploying cash on hand, monetizing certain other assets, generating advertising, subscription, and fee-based revenues, issuing equity, issuing debt, and/or selling stock pursuant to the SEPA (as defined below).

We anticipate that the current cash and cash equivalents on hand and current sources of liquidity will be sufficient to fund current operating activities for at least the next 12 months; however, we cannot guarantee that we will not be required to obtain additional financing, or that additional financing, if needed, will be available on terms acceptable to us, or at all. If some or all of the holders of the Notes elect to exercise their repurchase rights, we may take actions to address the Notes prior to or in connection with the repurchase date, including, among other things, entering into a new credit facility to refinance all or a portion of the Notes. Additionally, unless required under the terms of the Indenture, we do not believe the issuance of shares of our common stock in settlement of all or any portion of the notes would be an efficient use of our equity, so long as the market price of our common stock remains significantly below the conversion price of the Notes. Although there are no other present binding understandings, commitments, or agreements with respect to any acquisition of other businesses, products, or technologies, except as described elsewhere in the Quarterly Report, we will, from time to time, evaluate acquisitions of other businesses, products, and technologies. If we are unable to raise additional equity or debt financing, as and when needed, we could be forced to forego such acquisitions or significantly curtail our operations.

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

No shares of common stock were sold pursuant to the terms of the SEPA during the nine months ended September 30, 2026. As of September 30, 2026, we have sold a cumulative total of 20,330,365 shares of our common stock for prices between $14.31 and $36.98 per share, pursuant to the terms of the SEPA.  Proceeds of these equity sales under the terms of the SEPA were $449,874.6 (net of $513.5 of deferred offering costs).

PIPE & Convertible Notes

On May 29, 2025, we entered into an Indenture, providing $1,000,000.0 in 0.00% convertible senior secured notes due on May 29, 2028 (the “Notes”), unless earlier repurchased or converted. The Notes carry a 4.00% original issuance discount. Concurrently with the issuance of the Notes, we executed subscription agreements (the “Equity PIPE Subscription Agreements”) with accredited investors (the “Equity PIPE Subscribers”) pursuant to which we sold an aggregate of 55,857,181 shares of our common stock, par value $0.0001 per share, for gross proceeds of $1,395,318.3 in a private placement (the “PIPE Financing”).  The PIPE Financing was issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds from the Notes and PIPE Financing were used to purchase bitcoin, bitcoin-related securities, and for the PIPE proceeds, working capital and general corporate purposes.

We were required to have an initial Loan-to-Collateral Ratio of less than or equal to 1.0 to 1.0, with the Loan-to-Collateral Ratio calculated as the aggregate outstanding principal balance of all Notes divided by the sum of (i) the aggregate market value of bitcoin collateral multiplied by 0.5263157895, plus (ii) the aggregate value of all cash and cash equivalents collateral.  We delivered to the Collateral Agent the $1,000,000.0 collateral of restricted cash. Portions of the collateral will be released when the outstanding aggregate principal balance of all Notes is at $500,000.0 or less, and an additional portion will be released when the outstanding aggregate principal of all Notes is $250,000.0 or less. Collateral will be automatically released upon payment in full of the principal, together with accrued and unpaid interest, on the Notes, or following the times upon our request that the outstanding principal balance of the Notes is $500,000.0 or less and $250,000.0 or less, so long as, immediately after such release the Loan-to-Collateral Ratio as of the date of release is 1.0 to 1.0 or less.

Each holder of the Notes has the right at its option, to require us to repurchase its Notes for cash on November 30, 2026, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, subject to the terms and conditions in the Indenture. Holders of the Notes may at their option convert such holder’s Notes into shares of our common stock at a conversion rate of 28.8 shares per $1,000 principal amount of Notes. We retain the right to force conversion if, at any time after November 29, 2025, the last reported sale price of our common stock exceeds 130% of the conversion price then in effect for any 20 consecutive trading days during a 30-day trading period.

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

As of September 30, 2026, we had 4,260.73 bitcoin with a fair value of $356,059.4, bitcoin-related assets with a fair value of $331,380.0, and $31,014.0 of restricted cash serving as collateral to convertible notes. We are restricted from distributing or withdrawing this collateral subject to meeting certain Loan-to-Collateral Ratio requirements as set forth in the Indenture, with restrictions lifted no later than maturity of the convertible notes on May 29, 2028. The Loan-to-Collateral Ratio requirements do not require ongoing maintenance of the requirements. No bitcoin or bitcoin-related securities serving as collateral to convertible notes were subject to derivatives as of September 30, 2026.

Cash Flows

The following table shows our cash flows for the stated periods:

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
(in thousands)	2026	2025	Variance
Net cash provided by/(used in) operating activities	$(28,429.2)	$2,638.8	$(31,068.0)
Net cash provided by/(used in) investing activities	79,758.5	(1,973,108.2)	2,052,866.7
Net cash provided by/(used in) financing activities	$(3,886.6)	$2,302,144.8	$(2,306,031.4)

Net Cash Provided by/(Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $28,429.1, compared to $2,638.8 provided by operating activities during the nine months ended September 30, 2025, a change of $31,068.0. The decrease in cash used in operating activities was primarily driven by increased legal expenses tied to recently concluded legal matters related to events prior to our merger with DWAC in 2024, an increase in merger related expenses, along with a shift in receiving option premiums paid in cash on our bitcoin-related holdings to receiving premiums paid in bitcoin.

Net Cash Provided by/(Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026, was $79,758.5 compared to $1,973,108.2 used in investing activities during the nine months ended September 30, 2025. The difference was primarily due to the purchase of bitcoin and bitcoin-related securities during the period ended September 30, 2025, as we began purchasing digital assets and digital asset related securities for our corporate treasury strategy with capital raised through the issuance of convertible notes and a PIPE financing, compared to the period ended September 30, 2026 where we sold $266,171.3 of bitcoin-related securities, using sale proceeds to purchase $280,386.5 of bitcoin and equity securities, and also sold $100,000.0 of short-term investments.

Net Cash Provided by/(Used in) Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $3,886.6 compared to $2,302,144.8 provided by financing activities for the nine months ended September 30, 2025. The cash used in financing activities in the nine months ended September 30, 2026 consists primarily of $4,286.7 from the repayment of debt, compared to the nine months ended September 30, 2025, which was mainly comprised of $960,000.0 of proceeds from the issuance of convertible notes and $1,395,318.3 from common stock sold through a PIPE financing, partially offset by $34,399.3 of debt and equity offering costs and $14,662.8 of common stock repurchases.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report. There has been no significant change in our exposure to market risk during the quarter ended September 30, 2026.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, as well as TMTG’s Interim Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), to allow timely decisions regarding such disclosure.

Our management, with the participation of our Certifying Officers, who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report.

Based on this evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See NOTE 15 - COMMITMENTS AND CONTINGENCIES

Item 1A.   Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 (as amended the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except as described below and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

Holders of our Notes may require us to repurchase their notes for cash on November 30, 2026, which could materially reduce our liquidity and capital resources.

On May 29, 2025, we issued 0.00% Convertible Senior Secured Notes due 2028 (the “Notes”) in an aggregate principal amount of $1.0 billion at an original issue discount of 4.0% for gross proceeds of $960.0 million. Pursuant to the Indenture, dated as of May 29, 2025, among us, U.S. Bank Trust Company, National Association, as trustee and collateral agent, and the guarantors party thereto (the “Indenture”), each holder of the Notes has the right, at such holder’s option, to require us to repurchase all or any portion of such holder’s Notes for cash on November 30, 2026 (the “Repurchase Date”), in integral multiples of $1,000 principal amount, at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the Repurchase Date. In addition, if certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, each holder of the Notes may require us to repurchase that holder’s Notes for cash. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources—PIPE and Convertible Notes” in our Annual Report for additional information regarding the terms of the Notes and the Indenture.

If some or all of the holders of the Notes elect to exercise their repurchase right on the Repurchase Date, we could be required to pay up to approximately $1.0 billion in cash (plus any accrued and unpaid interest) to repurchase such Notes. We may not have sufficient cash on hand or access to financing to satisfy its repurchase obligations under the Indenture when they become due. We may take actions to address the Notes prior to or in connection with the Repurchase Date, including, among other things, entering into a new credit facility to refinance all or a portion of the Notes. There can be no assurance that we will be able to enter into any such credit facility or other refinancing on acceptable terms, or at all, and any such credit facility may contain restrictive covenants, require the grant of security interests in our assets, bear interest at rates higher than equivalent instruments in the market or otherwise limit our operating and financial flexibility. In the event we are unable to address the Notes through such actions, we may be required to seek alternative debt financing or additional equity financing on terms that may not be favorable, sell our bitcoin or other digital asset holdings to fund such repurchases, or take other actions that could have a material adverse effect on our business, financial condition and results of operations. Additionally, unless required under the terms of the indenture, we do not believe the issuance of shares of our common stock in settlement of all or any portion of the notes would be an efficient use of our equity, so long as the market price of our common stock remains significantly below the conversion price of the Notes. There can be no assurance that we will be able to obtain such financing or sell assets on acceptable terms, or at all, or that the terms of any such financing or sales would not significantly dilute our shareholders or TAE’s shareholders following the TAE Merger.

In addition, the requirement to repurchase the Notes for cash could significantly reduce the capital and liquidity that would otherwise be available to us to fund our operations, research and development activities (including, after the closing of the TAE Merger, the development and commercialization of TAE’s fusion energy technology), working capital needs and other general corporate purposes following the TAE Merger. Furthermore, any failure to repurchase the Notes when required to do so would constitute an event of default under the Indenture, which could result in cross-defaults under other agreements governing our indebtedness and have further material adverse consequences for the Company, including for the combined company following the TAE Merger.

Litigation which we are not a party to, could materially reduce our ability to market Truth API, and result in a material reduction of our future revenues, operating results and future business opportunities.

In addition to the matter disclosed in Note 15, two other lawsuits have been filed that challenge TMTG’s Truth API service but do not name TMTG as a party.  First, on August 12, 2026, The Intercept Media, Inc. and Freedom of the Press Foundation filed suit in the U.S. District Court for the Southern District of New York against President Donald J. Trump, two federal officials, the Executive Office of the President, and the White House office (Case No. 26-cv-6867).  Plaintiffs seek declaratory and injunctive relief against the named defendants relating to the dissemination of information through Truth Social while TMTG operates Truth API.  Non-party TMTG filed an amicus curiae brief in support of defendants.  Second, on September 17, 2026, American Oversight and Campaign for Accountability filed a separate action in the U.S. District Court for the District of Columbia also against President Trump, five federal officials, the Executive Office of the President, the White House Office, the Department of Health and Human Services, the Department of Transportation, and the Federal Bureau of Investigation (Case No. 26-cv-3258).  Plaintiffs seek declaratory and injunctive relief against the named defendants relating to the dissemination of information through Truth Social while TMTG operates Truth API.

While TMTG is not a party to these matters and litigation is inherently unpredictable, an unfavorable outcome could adversely impact the Company's ability to market, distribute, or otherwise continue commercializing Truth API, and could negatively affect revenues, operating results, and future business opportunities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

(a) None.

(b) None.

(c) During the quarter ended  September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case defined in Item 408 of Regulation S-K).

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

10.1

Amended and Restated Unsecured Convertible Promissory Note, dated as of September 30, 2026, issued by TAE Technologies, Inc. to Trump Media & Technology Group Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Trump Media & Technology Group Corp. on September 30, 2026)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File.

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

TRUMP MEDIA & TECHNOLOGY GROUP CORP.

Date: November 9, 2026	By:	/s/ Kevin McGurn
	Name:	Kevin McGurn
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Phillip Juhan
	Name:	Phillip Juhan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)